Form 10-Q
period 2016-03-31
Ingevity Corp
filed 2016-05-17
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter
__________________________________________________________________________

Delaware	47-4027764
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5255 Virginia Avenue
North Charleston, South Carolina 29406
(Address of principal executive offices)

843-740-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The Registrant had 42,101,604 shares of common stock, $0.01 par value, outstanding at May 16, 2016.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Combined Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Net sales	$203.9	$239.2
Cost of sales	143.9	170.1
Gross Profit	60.0	69.1
Selling, general and administrative expenses	27.6	28.2
Separation costs	6.4	1.5
Interest expense, net	5.4	4.1
Other (income) expense, net	0.8	(1.1)
Income before income taxes	19.8	36.4
Provision for income taxes	10.0	12.2
Net income	9.8	24.2
Less: Net income (loss) attributable to noncontrolling interests, net of taxes	1.6	1.2
Net income attributable to Ingevity Corporation	$8.2	$23.0

Per share data
Basic and diluted earnings per share (1)	$0.19	$0.55
_______________

(1)
On May 15, 2016, WestRock distributed 42,101,604 shares of Ingevity's common stock to holders of its common stock. The computation of basic and diluted earnings per common share for all periods was calculated using the number of shares distributed on May 15, 2016.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Combined Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Net income	$9.8	$24.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(1.1)	(5.5)

Derivative instruments:
Unrealized gain (loss), net	0.6	0.5
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	(0.2)	—
Net unrealized gain (loss) on derivative instruments	0.4	0.5

Other comprehensive income (loss), net of tax	(0.7)	(5.0)

Comprehensive income	9.1	19.2
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	1.6	1.2
Comprehensive income attributable to the Company	$7.5	$18.0
_______________
(1) Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Combined Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Combined Balance Sheets (Unaudited)

In millions	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$22.7	$32.0
Accounts receivable, net	95.8	96.2
Inventories, net	171.5	151.0
Prepaid and other current assets	21.3	20.2
Current assets	311.3	299.4
Property, plant and equipment, net	441.2	437.5
Goodwill	12.2	11.9
Other intangibles, net	9.3	10.0
Other assets	19.5	23.0
Total assets	$793.5	$781.8
Liabilities and Equity
Accounts payable	$62.3	$64.8
Accrued expenses	23.2	13.0
Accrued payroll and employee benefits	8.4	10.0
Notes payable	8.9	9.4
Current liabilities	102.8	97.2
Capital lease obligations	80.0	80.1
Deferred income taxes	71.9	75.7
Other liabilities	5.1	7.1
Total liabilities	259.8	260.1
Commitments and contingencies (Note 15)
Net parent investment:
Net parent investment	545.5	533.5
Accumulated other comprehensive loss	(17.2)	(16.5)
Total net parent investment before noncontrolling interests	528.3	517.0
Noncontrolling interests	5.4	4.7
Total net parent investment and noncontrolling interests	533.7	521.7
Total liabilities and net parent investment	$793.5	$781.8

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Combined Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
In millions	2016	2015
Cash flows from operating activities:
Net income	$9.8	$24.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9.0	8.5
Deferred income taxes	(3.8)	(2.2)
Impairment/loss on sale of assets	0.1	—
Changes in operating assets and liabilities:
Accounts receivable, net	1.1	(14.8)
Inventories, net	(19.9)	(10.4)
Prepaid and other current assets	(1.0)	(1.0)
Accounts payable	(2.9)	(11.8)
Accrued expenses	7.8	(5.2)
Income taxes payable	4.1	2.3
Accrued payroll and employee benefit costs	(1.6)	(7.4)
Restructuring and other spending	(1.8)	—
Changes in other operating assets and liabilities, net	(1.9)	0.9
Net cash provided (used) by operating activities	(1.0)	(16.9)
Cash flows from investing activities:
Capital expenditures	(11.3)	(18.3)
Net cash provided (used) by investing activities	(11.3)	(18.3)
Cash flows from financing activities:
Changes in notes payable and other short-term borrowings, net	—	7.9
Noncontrolling interest distributions	(0.9)	(1.1)
Transactions with Parent, net	3.8	25.7
Net cash provided (used) by financing activities	2.9	32.5
Increase (decrease) in cash and cash equivalents	(9.4)	(2.7)
Effect of exchange rate changes on cash	0.1	0.4
Cash and cash equivalents
Change in cash and cash equivalents	(9.3)	(2.3)
At beginning of period	32.0	19.9
At end of period	$22.7	$17.6
Supplemental cash flow information:
Cash paid for interest	$1.6	$1.6
Purchases of property, plant and equipment in accounts payable	$1.4	$5.2
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

Note 1: Background
Ingevity Corporation ("Ingevity" or the "Company") is a leading global manufacturer of specialty chemicals and high performance carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Chemicals and Performance Materials.
The Performance Chemicals segment develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, oilfield technologies and other diverse industrial specialty applications such as adhesives, agrochemical dispersants, publication inks, lubricants and petroleum. The Performance Chemicals segment serves customers globally from its manufacturing operations in the United States and Brazil.
The Performance Materials segment primarily produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The automotive carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds (“VOCs”) which contain hazardous air pollutants. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), WestRock Company (“WestRock”) completed the previously announced separation of the business comprising WestRock's Specialty Chemicals reporting segment, and certain other assets and liabilities, in to Ingevity, a separate and distinct public company (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of WestRock common stock (par value $0.01) as of the close of business of May 4, 2016 (the "Record Date").
On the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. The Separation was completed pursuant to a Separation and Distribution Agreement and other agreements with WestRock related to the Separation, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Agreement (collectively, the "Separation Agreements"), each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the the Securities and Exchange Commission on May 16, 2016. The Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. The Separation Agreements also include arrangements for transition services to be provided by WestRock to Ingevity. For a discussion of each agreement, see the section entitled "Certain Relationships and Related Party Transactions - Agreements with WestRock Related to the Spin-Off" in our Information Statement filed as Exhibit 99.1 ("Information Statement") to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on April 26, 2016 ("Registration Statement"). The Separation Agreements were entered into on May 14, 2016.
The Registration Statement was declared effective by the SEC on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

Note 2: Basis of Presentation
These Combined Financial Statements cover periods prior to the Company's Separation from WestRock, and therefore include all majority-owned or controlled entities of WestRock related to its Specialty Chemicals business, Ingevity, and all significant inter-company transactions are eliminated. As of March 31, 2016, the Company did not operate as a separate, stand-alone entity and was comprised of certain WestRock wholly owned legal entities for which the Company was the sole business and components of legal entities in which the Company operated in conjunction with other WestRock businesses. For purposes of these Combined Financial Statements, the term “WestRock” herein refers to the legacy operations of MeadWestvaco Corporation (“MWV”) and its subsidiaries prior to the July 1, 2015 merger of MWV and Rock-Tenn Company ("Rock-Tenn") (the "Merger") and the combined operations of Rock-Tenn and MWV subsequent to the Merger.
References to Ingevity’s historical business and operations refer to the business and operations of the Specialty Chemicals Business of WestRock, or prior to the Merger, MWV, that have been or will be transferred to Ingevity in connection with the Separation and distribution.
These Combined Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. These Combined Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to the Company’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and the Company used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to the Company. All such amounts have been assumed to have been immediately settled by the Company to WestRock in the period in which the costs were recorded in the Combined Financial Statements. Such amounts are included in net cash provided by operating activities in the combined statements of cash flows.
The Company and WestRock management believes the related-party allocations included in these Combined Financial Statements have been made on a reasonable basis. However, these Combined Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if the Company had operated as a separate entity during the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings as an independent business may include items of income and expense that are materially different from what is included in these Combined Statements of Operations. Accordingly, the Combined Financial Statements for the periods presented are not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
These Combined Financial Statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These Combined Financial Statements have been prepared on the basis of accounting principles and practices generally accepted in the United States (“GAAP”) applied consistently with those used in the preparation of the Combined Financial Statements for the years ended December 31, 2015, 2014 and 2013, collectively referred to as the “Annual Combined Financial Statements” included in our Information Statement filed with our Registration Statement on Form 10, as amended.
Certain information and footnote disclosures normally included in annual Combined Financial Statements presented in accordance with GAAP have been condensed or omitted. The combined results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Combined Financial Statements should be read in conjunction with the Combined Financial Statements and notes thereto included in the Annual Combined Financial Statements.

Correction of an error
During the first quarter of 2016, we identified an error in our previously issued financial statements related to the Performance Materials operating segment. The error was related to intercompany profit that was not properly eliminated from the inventory balances included within the Inventory, net on the Combined Balance Sheet. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further,

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

we evaluated the materiality of the error on the results of operations for the current quarter as well as on the expected results of operations for the full fiscal year and concluded that the error in the current period is quantitatively significant to the first quarter financial statements but is not anticipated to be material to the full fiscal year or the trend of financial results. Accordingly, we corrected the error in the current period. The impact of the adjustment to correct the error on the Combined Statement of Operations for the three months ended March 31, 2016 was as follows:

In millions	Three months ended March 31, 2016
Increase to Cost of sales	$3.3
Reduction of Gross profit	(3.3)
Reduction of Net income	(2.1)

Note 3: New accounting guidance
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 "Improvements to Employee Share-Based Payment Accounting." The amendments in this new standard simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new ASU, entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement, and entities classify excess tax benefits as an operating activity in the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect the impact of adoption to have a material effect on our Combined Financial Statements.
On February 25, 2016, the FASB issued its new lease accounting guidance in ASU 2016-02 "Leases".  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact of these provisions.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” The amendment requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Combined Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. For more information on deferred taxes, see Note 14.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. This standard is applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. We have adopted this standard in the first quarter of 2016. This amendment will be applied on a retrospective basis; however, we do not currently have any debt issuance costs.
In February 2015, the FASB issued ASU 2015-02 “Consolidation - Amendments to the Consolidation Analysis”, which amends certain provisions of ASC 810 “Consolidation”. The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

within those annual periods, beginning after December 15, 2015. The Company adopted these provisions on January 1, 2016. The impact of adoption did not have a material effect on the Company’s Combined Financial Statements.
In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, the Company expects to adopt these provisions on January 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of these provisions.
There were no other accounting standards issued that had or are expected to have a material impact on the Company’s financial position or results of operations.
Note 4: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Combined Balance Sheets at fair value measured on a recurring basis. There were no liabilities recorded at fair value measured on a recurring basis as of December 31, 2015. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2016
Assets:
Cash equivalents	$10.0	$—	$—	$10.0
Liabilities:
Deferred compensation arrangement (4)	$0.1	$—	$—	$0.1
December 31, 2015
Assets:
Cash equivalents	$10.0	$—	$—	$10.0
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Other liabilities" on the Combined Balance Sheet.
At March 31, 2016, the book value of capital lease obligations was $80 million and the fair value was estimated to be $89.5 million. The fair value of the Company's capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs.

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

Note 5: Inventories, net
Inventories, net are comprised of:

In millions	March 31, 2016	December 31, 2015
Raw materials	$46.9	$41.0
Production materials, stores and supplies	11.6	11.3
Finished and in-process goods	134.8	118.6
Inventories valued at current costs	193.3	170.9
Less: Excess of cost over LIFO cost	(21.8)	(19.9)
Inventories, net	$171.5	$151.0
Note 6: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	March 31, 2016	December 31, 2015
Machinery and equipment	$671.2	$658.0
Buildings and leasehold equipment	65.8	64.4
Land and land improvements	17.8	17.6
Construction in progress	139.9	142.5
Total cost	894.7	882.5
Less: accumulated depreciation	(453.5)	(445.0)
Property, plant and equipment, net	$441.2	$437.5
Note 7: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2015	$7.6	$4.3	$11.9
Foreign currency translation	0.3	—	0.3
March 31, 2016	$7.9	$4.3	$12.2

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

All of the Company's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	March 31, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.8	$10.8	$3.0	$13.7	$10.6	$3.1
Customer contracts and relationships	28.2	22.0	6.2	28.2	21.4	6.8
Other	2.1	2.0	0.1	0.6	0.5	0.1
Other intangibles, net	$44.1	$34.8	$9.3	$42.5	$32.5	$10.0
_______________
(1)    Represents trademarks, trade names and know-how.

The amortization expense for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.7 million, respectively. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Combined Statements of Operations. Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2016 - $2.7 million, 2017 - $2.5 million, 2018 - $1.8 million, 2019 - $1.6 million and 2020 - $0.7 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 8: Debt
Revolving Credit and Term Loan Facility
On March 7, 2016 we entered into a credit agreement governing a senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”), which provides for maximum borrowings of $400 million for the Company, with a €100 million subfacility for a Belgian subsidiary borrower of Ingevity subject to certain additional conditions on the initial funding date. The Revolving Credit Facility allows for borrowings in U.S. dollars, euros and Japanese yen, with certain sub-limits. The Revolving Credit Facility has a letter of credit sub-limit of $75 million and a swingline facility sub-limit of $40 million. The Revolving Credit Facility can be utilized for working capital and other general corporate purposes as well as for funding associated with the Separation. Also on March 7, 2016, we entered into a senior secured term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”) of $300 million.
The Facilities mature on the five-year anniversary of the initial funding date. The Term Loan Facility amortizes at a rate equal to 0 percent per annum during the first year after the funding date, 5 percent per annum during the second and third years after the funding date and 10 percent per annum during the fourth and fifth years after the funding date, with the balance due at maturity. The Term Loan Facility will require the proceeds of certain asset sales and casualty events to be applied to prepay the loans under the Term Loan Facility, subject to certain thresholds, exceptions and reinvestment rights.
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, or (2) an alternate base rate plus a borrowing margin. The borrowing margin for the Facilities is subject to adjustment based on the Company’s consolidated total leverage ratio, and is between 1.25% and 2.00% in the case of LIBOR loans and between 0.25% and 1.00% in the case of base rate loans.
Customary upfront fees will be payable with respect to the Facilities. The Revolving Credit Facility fees include (i) commitment fees, based on a percentage of the daily unused portions of the facility ranging from 0.15% to 0.30%, and (ii) customary letter of credit fees.
The Facilities include financial covenants requiring the Company to maintain on a consolidated basis a maximum total leverage ratio of 3.75 to 1.00, which may be increased to 4.25 to 1.00 under certain circumstances and a minimum interest coverage ratio of 3.00 to 1.00. The Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
As of March 31, 2016, the initial funding under the Facilities had not occurred and as such no borrowings were outstanding.

Subsequent Event
On May 9, 2016, we borrowed $300.0 million under the Term Loan Facility and on May 13, 2016 we borrowed $200.0 million under the Revolving Credit Facility. The proceeds of the combined borrowings, in addition to cash on hand, were used to fund a distribution to WestRock in the amount of $448.5 million and to fund a trust in the amount of $68.9 million both of which were in connection with the Separation. The trust, which will be presented as restricted cash on our Combined Balance Sheet, is to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027. The scheduled maturity date of the Facilities is May 9, 2021.
Fees of $3.6 million were incurred and paid at the time of initial funding of the Facilities. These fees have been deferred and will be amortized over the term of the Facilities. These fees will be presented as a reduction of the outstanding liability in accordance with ASU No. 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs."
Note 9: Net parent investment
The changes in Net parent investment are as follows:

In millions	Net Parent Investment	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2015	$533.5	$(16.5)	$4.7	$521.7
Net income	8.2	—	1.6	9.8
Other comprehensive income, net of tax	—	(0.7)	—	(0.7)
Noncontrolling interest distributions	—	—	(0.9)	(0.9)
Transactions with parent	3.8	—	—	3.8
Balance at March 31, 2016	$545.5	$(17.2)	$5.4	$533.7
Note 10: Allocated costs and related-party transactions
The Combined Statements of Operations include allocations from WestRock as summarized below:

	Three Months Ended March 31,
In millions	2016	2015
Cost of sales	$4.3	$2.8
Selling, general and administrative expenses	4.3	4.5
Interest expense, net	3.8	2.5
Total allocated cost (1)	$12.4	$9.8
_______________

(1)
Allocated costs represent costs necessary to support the Company's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

The Company and WestRock management believe the related-party allocations included in these Combined Financial Statements have been made on a reasonable basis. However, these Combined Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if the Company had operated as a separate entity during the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Management of the Company has determined it is not practicable to determine these stand-alone costs for the periods presented. Consequently, the Company’s future earnings as an independent business may include items of income and expense that are materially different from what is included in these Combined Statements of Income. Accordingly, the Combined Financial Statements for the periods presented are not necessarily indicative of the company’s future results of operations, financial position and cash flows.

The Company purchases certain raw materials from WestRock that are included in cost of sales. Total purchases for the three months ended March 31, 2016 and 2015 were $12.6 million and $5.2 million, respectively. Purchases in the three months ended March 31, 2015 were prior to the Merger and therefore only included purchases from MWV. See Note 2 for more information regarding the Merger.
Note 11: Pension and post-retirement benefits
WestRock offers various long-term benefits to its employees which are shared amongst its businesses, including the Company. In these cases, the participation of employees in these plans is reflected in the Combined Financial Statements as though the Company participates in a multi-employer plan with the other businesses of WestRock. Assets and liabilities of such plans are retained by WestRock. Where permitted by applicable law, WestRock reserves the right to change, modify or discontinue the plans.
Pension costs recorded by the Company for the three months ended March 31, 2016 and 2015 were $2.1 million and $2.1 million, respectively.
Note 12: Business separation
In connection with the Separation as further described in Note 1 and Note 2, the Company has incurred $6.4 million and $1.5 million of pre-tax separation costs during the three months ended March 31, 2016 and March 31, 2015, respectively. These costs were primarily related to professional fees associated with separation activities within the finance, tax and legal functions.
Note 13: Other (income) expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended March 31,
In millions	2016	2015
Foreign currency exchange (income) loss	$(3.7)	$0.9
Royalty and sundry (income) loss (1)	(0.1)	(1.7)
Restructuring and other (income) charges, net (2)	4.6	(0.3)
Other (income) expense, net	$0.8	$(1.1)
_______________
(1)    Primarily represents royalty income for technology licensing.
(2)    See below for more information regarding the Company's restructuring and other (income) charges, net.

Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on the Company's operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net recorded within Other (income) expense, net on our Combined Statement of Operations. These costs are excluded from our operating segment results.
We record an accrual for severance and other non-recurring costs under the provisions of the relevant accounting guidance. Additionally, in some restructuring plans write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life. Below provides detail of the restructuring and other (income) charges, net incurred.

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

	Three Months Ended March 31,
In millions	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.3)
Severance and other employee-related costs	4.5	—
Asset write-downs	0.1	—
Total restructuring and other (income) charges, net	$4.6	$(0.3)
2016 activities
During the three months ended March 31, 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee related costs during the three months ended March 31, 2016.
The Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three months ended March 31, 2016 the Company recorded  severance and other employee-related charges of $2.7 million ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment).
2015 activities
In the three months ended March 31, 2015, there was an additional $0.3 million of income related to an additional gain on the 2014 sales of the Company's Performance Materials' air purification business.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2015 (1)	Reserve	Payments	Other (2)	3/31/2016 (1)
Severance and other employee-related costs	$—	4.5	(1.8)	—	$2.7
_______________
(1)    Included in "Accrued Expenses" on the Combined Balance Sheet.
(2)    Primarily foreign currency translation adjustments.
Note 14: Income Taxes
For the three months ended March 31, 2016 and 2015, the effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2016	2015
Effective tax rate	50.5%	33.5%
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”) in accordance with GAAP. The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur in accordance with GAAP. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions.
The below chart provides reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
in millions, except percentages	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Combined operations	19.8	10.0	50.5%	36.4	12.2	33.5%

Discrete items:
Separation costs (1)	6.4	1.0		1.5	0.3
Results of legal entities with full valuation allowances (2)	5.6	—		1.1	—
Other tax only discrete items	—	(0.1)		—	0.3
Total discrete items	12.0	0.9		2.6	0.6

Combined operations, before discrete items	31.8	10.9		39.0	12.8
EAETR (3)			34.3%			32.8%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 12 for more information on the costs incurred.

(2)	In accordance with GAAP, legal entities within the combined results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	The increase in the EAETR for the three months ended March 31, 2016 as compared to March 31, 2015 is primarily due to income mix between domestic and foreign subsidiaries.
Note 15: Commitments and contingencies
Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

Note 16: Segment information

	Three Months Ended March 31,
In millions	2016	2015
Net sales
Performance Chemicals	$133.1	$175.0
Performance Materials	70.8	64.2
Total net sales	$203.9	$239.2

Segment operating profit (1)
Performance Chemicals	8.6	19.1
Performance Materials	27.6	22.6
Total segment operating profit	36.2	41.7

Separation costs (2)	(6.4)	(1.5)
Restructuring and other income (charges) (3)	(4.6)	0.3
Interest expense, net	(5.4)	(4.1)
Provision for income taxes	(10.0)	(12.2)
Net income attributable to noncontrolling interests	(1.6)	(1.2)
Net income attributable to Ingevity Corporation	$8.2	$23.0
_______________

(1)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges and separation costs.

(2)	See Note 12 for more information on separation costs.

(3)
For the three months ended March 31, 2016 the charges related to Performance Chemicals: $3.8 million and Performance Materials: $0.8 million. For the three months ended March 31, 2015 the income related to Performance Materials: $0.3 million.

Note 17: Earnings per share
Earnings per share (EPS) was calculated based on 42,101,604 shares of Ingevity common stock that were distributed to WestRock shareholders on May 15, 2016. The same number of shares was used to calculate basic and diluted earnings per share since no Ingevity equity awards were outstanding prior to the spin-off.

	Three Months Ended March 31,
In millions (except share and per share data)	2016	2015
Net income attributable to Ingevity Corporation	$8.2	$23.0

Per share data
Basic and diluted earnings per share	$0.19	$0.55
Weighted average number of shares outstanding - Basic and Diluted	42,101,604	42,101,604

Ingevity Corporation
Notes to the Combined Financial Statements
March 31, 2016
(Unaudited)

Note 18: Subsequent Events
Separation and Distribution
See Note 1 for subsequent events pertaining to the separation and distribution of Ingevity from WestRock.
Revolving Credit and Term Loan Facility
See Note 8 for subsequent events pertaining to the financing transaction that have occurred associated with the separation and distribution of Ingevity from WestRock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s results of operations and financial condition (“MD&A”) is provided as a supplement to the Combined Financial Statements and notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in our Information Statement included in our Registration Statement under the heading "Risk Factors." as well as in our unaudited combined financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•	the results and impacts of the merger of MeadWestvaco Corporation ("MWV") and Rock-Tenn Company ("Rock-Tenn");

•	we may be adversely affected by general economic and financial conditions beyond our control;

•	we are exposed to risks related to our international sales and operations;

•	our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;

•
our operations outside the United States require us to comply with a number of U.S. and foreign regulations, violations of which could have a material adverse effect on our financial condition and results of operations;

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the automotive market may adversely affect demand for our automotive carbon products;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	the Company’s printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•
if WestRock Company ("WestRock") exercises certain rights to terminate our supply agreement with them or to remove a kraft mill as a supply source, and we are unable to obtain a substitute supply of CTO, our ability to produce CTO-based products will be affected;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

•
the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;

•	our ability to protect our intellectual property and other proprietary information;

•	government policies and regulations, including, but not limited, to those affecting the environment, climate change, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing.

Overview
Ingevity Corporation ("Ingevity or the "Company") is a leading global manufacturer of specialty chemicals and high performance carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Chemicals and Performance Materials.
The Performance Chemicals segment develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, oilfield technologies and other diverse industrial specialty applications such as adhesives, agrochemical dispersants, publication inks, lubricants and petroleum. The Performance Chemicals segment serves customers globally from its manufacturing operations in the United States and Brazil.
The Performance Materials segment primarily produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The automotive carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds (“VOCs”) which contain hazardous air pollutants. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
Recent Developments
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), WestRock completed the previously announced separation of the business comprising WestRock's Specialty Chemicals reporting segment, and certain other assets and liabilities, into Ingevity, a separate and distinct public company (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of WestRock common stock (par value $0.01) as of the close of business of May 4, 2016 (the "Record Date").
On the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. The Separation was completed pursuant to a Separation and Distribution Agreement and other agreements with WestRock related to the Separation, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Agreement (collectively, the "Separation Agreements"), each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the the Securities and Exchange Commission on May 16, 2016. The Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. The Separation Agreements also include arrangements for transition services to be provided by WestRock to Ingevity. For a discussion of each agreement, see the section entitled "Certain Relationships and Related Party Transactions - Agreements with WestRock Related to the Spin-Off" in our Information Statement filed as Exhibit 99.1 (the "Information Statement") to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on April 26, 2016 ("Registration Statement"). The Separation Agreements were entered into on May 14, 2016.
The Registration Statement was declared effective by the SEC on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".

Basis of Presentation
These Combined Financial Statements cover periods prior to the Company's Separation, and therefore include all majority-owned or controlled entities of WestRock related to its Specialty Chemicals business, Ingevity, and all significant inter-company transactions are eliminated. As of March 31, 2016, the Company did not operate as a separate, stand-alone entity and was comprised of certain WestRock wholly owned legal entities for which the Company was the sole business and components of legal entities in which the Company operated in conjunction with other WestRock businesses. For purposes of these Combined Financial Statements, the term “WestRock” herein refers to the legacy operations of MWV and its subsidiaries prior to the July 1, 2015 merger of MWV and Rock-Tenn (the "Merger") and the combined operations of Rock-Tenn and MWV subsequent to the Merger.
References to Ingevity’s historical business and operations refer to the business and operations of the Specialty Chemicals Business of WestRock, or prior to the Merger, MWV, that have been or will be transferred to Ingevity in connection with the Separation and distribution.
These Combined Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. These Combined Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to the Company’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and the Company used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to the Company. All such amounts have been assumed to have been immediately settled by the Company to WestRock in the period in which the costs were recorded in the Combined Financial Statements. Such amounts are included in net cash provided by operating activities in the combined statements of cash flows.
The Company and WestRock management believes the related-party allocations included in these Combined Financial Statements have been made on a reasonable basis. However, these Combined Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if the Company had operated as a separate entity during the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings as an independent business may include items of income and expense that are materially different from what is included in these Combined Statements of Operations. Accordingly, the Combined Financial Statements for the periods presented are not necessarily indicative of the Company’s future results of operations, financial position and cash flows.
We will incur costs as a result of becoming an independent, publicly traded company for transition services and from establishing or expanding the corporate support for our business, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these corporate expenses.
Use of Non-GAAP Financial Measures
Ingevity has presented certain financial measures, defined below, which have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. We utilize the below financial measures as the primary measure of profitability used by management.
The Company believes these non-GAAP financial measures provide management as well as investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results.
Ingevity uses the following non-GAAP measures: Combined Adjusted EBITDA and Segment EBITDA. Combined Adjusted EBITDA is defined as net income plus provision for income taxes, interest expense, depreciation and amortization, separation costs and restructuring and other (income) charges. Segment EBITDA is defined as segment profit plus depreciation and amortization.
These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. Reconciliations of Combined Adjusted EBITDA and Segment EBITDA to net income and segment profit, respectively, are set forth within this section.
No reconciliation of the forecasted range for adjusted EBITDA to net income for fiscal year 2016 is included in the Form 10-Q because we are unable to quantify certain amounts that would be required in the GAAP measure without unreasonable efforts.

Combined Adjusted EBITDA
	Three Months Ended March 31,
In millions	2016	2015
Net income (GAAP)	$9.8	$24.2
Provision for income taxes	10.0	12.2
Interest expense	5.4	4.1
Depreciation and amortization	9.0	8.5
Separation costs	6.4	1.5
Restructuring and other (income) charges	4.6	(0.3)
Combined Adjusted EBITDA (Non-GAAP)	$45.2	$50.2

Segment EBITDA

Performance Chemicals	Three Months Ended March 31,
In millions	2016	2015
Segment operating profit (GAAP)	$8.6	$19.1
Depreciation and amortization	5.8	5.8
Segment EBITDA (Non-GAAP)	$14.4	$24.9

Performance Materials	Three Months Ended March 31,
In millions	2016	2015
Segment operating profit (GAAP)	$27.6	$22.6
Depreciation and amortization	3.2	2.7
Segment EBITDA (Non-GAAP)	$30.8	$25.3

Results of Operations
For the Three Months Ended March 31, 2016 and 2015
The following table presents the combined statements of operations of the Company:

	Three Months Ended March 31,
In millions	2016	2015
Net sales	$203.9	$239.2
Cost of sales	143.9	170.1
Gross Profit	60.0	69.1
Selling, general and administrative expenses	27.6	28.2
Separation costs	6.4	1.5
Interest expense	5.4	4.1
Other (income) expense, net	0.8	(1.1)
Income before income taxes	19.8	36.4
Provision for income taxes	10.0	12.2
Net income	9.8	24.2
Less: Net income (loss) attributable to noncontrolling interests, net of taxes	1.6	1.2
Net income attributable to Ingevity Corporation	$8.2	$23.0
Combined Adjusted EBITDA	$45.2	$50.2
Comparison of Three Months Ended March 31, 2016 and 2015
The table below shows the 2016 combined net sales and percentage variances from 2015:

In millions	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume	Other
Combined Net sales	$203.9	(15)%	(1)%	(1)%	(13)%	—%
Net sales were $203.9 million and $239.2 million for the three months ended March 31, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $37.4 million in Performance Chemicals (fifteen percent of sales) in the rubber, publication inks, adhesives, oilfield and certain industrial specialties markets, unfavorable pricing and mix of $5.4 million in Performance Chemicals (two percent of sales) in certain industrial specialties and oilfield technologies products due to pricing pressure from competitive materials and foreign exchange of $1.9 million (one percent of sales) due to the devaluation of the euro and Brazilian real versus the U.S. dollar. The sales decrease was partially offset by volume gains of $5.6 million (two percent of sales) in high value strategic markets for pavement due to sales penetration and market growth and Performance Materials due to strength in the automotive market in the NAFTA region and due to continued regulatory trends and favorable pricing and mix of $3.8 million (two percent of sales) in pavement and Performance Materials.
Cost of sales were $143.9 million (71% of sales) and $170.1 million (71% of sales) for the three months ended March 31, 2016 and 2015, respectively. The $26.2 million decrease in cost of sales was due to a decrease of $25.4 million due to a thirteen percent decline in sales volume, a decrease of $2.2 million due to the devaluation of the euro and Brazilian real versus the U.S. Dollar, and $8.0 million due to lower input costs related to petroleum-based raw materials, energy and freight, and crude tall oil ("CTO"). These decreases were partially offset by $9.4 million due to unfavorable productivity related to higher costs related to the startup of the new Performance Materials plant in China and other manufacturing related spending.

Selling, general and administrative expenses were $27.6 million (14% of sales) and $28.2 million (12% of sales) for the three months ended March 31, 2016 and 2015, respectively.
Separation costs of $6.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, were expenses related to the Separation. See Note 12 within the Combined Financial Statements within this Form 10-Q for more information.
Interest expense, net was $5.4 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense consisted of $1.6 million and $1.6 million related to capital lease obligations and $3.8 million and $2.5 million in allocated interest expense from WestRock for the three months ended March 31, 2016 and 2015, respectively.
Other (income) expense, net was $0.8 million and $(1.1) million for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
In millions	2016	2015
Foreign currency exchange (income) loss	$(3.7)	$0.9
Royalty and sundry (income) loss (1)	(0.1)	(1.7)
Restructuring and other (income) charges, net (2)	4.6	(0.3)
Other (income) expense, net	$0.8	$(1.1)
_______________
(1)    Primarily represents royalty income for technology licensing.
(2)    See below for more information regarding the Company's restructuring and other (income) charges, net.

	Three Months Ended March 31,
In millions	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.3)
Severance costs	4.5	—
Asset write-downs	0.1	—
Total restructuring and other (income) charges, net	$4.6	$(0.3)
2016 activities
During the three months ended March 31, 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee related costs during the three months ended March 31, 2016.
The Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three months ended March 31, 2016 the Company recorded  severance and other employee-related charges of $2.7 million ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment).
2015 activities
In the three months ended March 31, 2015, there was an additional $0.3 million of income related to an additional gain on the 2014 sales of the Company's Performance Materials' air purification business.

Provision for Income taxes the Company’s effective tax rate was 50.5% and 33.5% for the three months ended March 31, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs associated with the Separation in 2016. Excluding discrete items, the effective rate was 34.3% compared to 32.8% for the three months ended March 31, 2016 and 2015, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 14 to the Combined Financial Statements included within this Form 10-Q.
Adjusted EBITDA was $45.2 million and $50.2 million for three months ended March 31, 2016 and 2015, respectively. This decrease of $5.0 million was primarily driven by declines in segment EBITDA in Performance Chemicals of $10.5 million partially offset by increases in segment EBITDA in Performance Materials of $5.5 million. Refer to the "Use of Non-GAAP Financial Measures" section herein for more information. See Segment Operating Results section below for more information on the results of operations for each of the Company's operating segments.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of the Company’s segments. The Company’s segments are (i) Performance Chemicals and (ii) Performance Materials.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Combined Financial Statements included in our Information Statement filed with our Registration Statement.
Performance Chemicals

	Three Months Ended March 31,
In millions	2016	2015
Net Sales
Pavement Technologies product line	$18.6	$15.7
Oilfield Technologies product line	13.6	23.2
Industrial Specialties product line	100.9	136.1
Total Performance Chemicals - Net sales	$133.1	$175.0

Segment operating profit	$8.6	$19.1
Segment EBITDA	$14.4	$24.9
Comparison of Three Months Ended March 31, 2016 and 2015

In millions	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume	Other
Performance Chemicals - Net sales	$133.1	(24)%	(1)%	(2)%	(21)%	—%
Segment net sales for the Performance Chemicals segment were $133.1 million and $175.0 million for the quarter ended March 31, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $37.4 million (twenty one percent of sales) driven by unfavorable volume in oilfield and certain industrial specialties markets, $5.4 million (three percent of sales) of unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain other industrial specialties and oilfield technologies products and $2.1 million (one percent of sales) of unfavorable foreign currency exchange due to the devaluation of the euro and Brazilian real versus the U.S. dollar. These decreases were partially offset by volume and price and mix growth of $3.0 million (two percent) in high value strategic markets for pavement markets compared to 2015.
Segment EBITDA for Performance Chemicals segment was $14.4 million and $24.9 million for the quarters ended March 31, 2016 and 2015, respectively. Segment EBITDA decreased primarily due to $4.1 million from unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain industrials specialties and oilfield technologies products, $8.1 million from lower sales volume, and $4.8 million from unfavorable productivity. These decreases were partially offset by $6.5 million of deflation on petroleum-based raw materials, energy and freight, and CTO compared to 2015. Refer to the "Use of Non-GAAP Measures" section herein for further information.

Performance Materials

	Three Months Ended March 31,
In millions	2016	2015
Performance Materials - Net sales	$70.8	$64.2
Segment profit	$27.6	$22.6
Segment EBITDA	$30.8	$25.3
Comparison of Three Months Ended March 31, 2016 and 2015

In millions	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume	Other
Performance Materials - Net sales	$70.8	10%	—%	4%	6%	—%
Segment net sales for the Performance Materials segment were $70.8 million and $64.2 million for the quarters ended March 31, 2016 and 2015, respectively. The sales increase in 2016 was driven by $3.9 million (six percent of sales) in volume improvements in the automotive emissions market due to strength in the NAFTA region and continued regulatory trends in the process purification markets, $2.5 million (four percent of sales) in pricing and mix improvements from gains in the automotive emissions market, and $0.2 of favorable foreign exchange from the Japanese yen.
Segment EBITDA for the Performance Materials segment was $30.8 million and $25.3 million for the quarters ended March 31, 2016 and 2015, respectively. Segment EBITDA increased by $5.5 million primarily due to $2.5 million in favorable pricing and mix in automotive emissions, $1.8 million in favorable volume, $1.1 million in deflation on energy, raw materials, and freight, and a net $0.1 million from from favorable productivity due to cost reduction initiatives and project expenses incurred during the construction of our greenfield plant in China compared to 2015.

Business Outlook
We expect revenue to decline in 2016 compared to 2015, as ongoing negative pricing and mix issues in the Performance Chemicals’ industrial specialties and oilfield technologies markets, as well as foreign exchange impacts continue to outpace volume and price gains in Performance Materials and in Performance Chemicals’ pavement technologies market. We expect our 2016 Combined Adjusted EBITDA to be flat to slightly negative compared to 2015. This is driven by expected incremental costs to be incurred as an independent public company, including costs to replace services previously provided by WestRock as well as other stand-alone costs, and ongoing pressure on pricing and mix in our Performance Chemicals’ industrial specialties and oilfield technologies markets. Offsetting these additional incremental public company costs are cost savings driven by a series of implemented cost reduction initiatives and incremental margin due to growth in our Performance Materials’ and Performance Chemicals’ pavement technologies markets. The cost reduction initiatives include reductions in selling, general and administrative costs, supply chain spending reduction initiatives, plant spending reductions, and control of costs related to being a stand-alone, public company. Additionally we will begin to see benefits from our major capital expansion projects that took place in 2014 and 2015. As these projects are reaching completion in the first half of 2016, we expect a reduction in capital spending versus the prior two years.
Performance Chemicals
Demand in the industrial specialties market is driven by levels of global agricultural activity, volume needs from the global graphic arts industry, and general industrial production that requires adhesives, metalworking and fuel additives. Global macroeconomic demand factors as well as the strengthening of the U.S. dollar relative to the euro have put pressure on demand in this market. Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile. Crude oil prices have declined significantly since 2014, with West Texas Intermediate oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in January 2016, a level which has not been experienced since 2003, and pricing is not forecasted to improve significantly during 2016. Any prolonged low pricing environment for oil and natural gas is likely to result in reduced demand for our oilfield technology products, which may have a material adverse effect on our results of operations.
Demand in pavement technologies is influenced by long-term secular growth trends in infrastructure preservation and development. In the United States, for example, which has a very established road system, the trend towards preservation of existing roads compared to construction of new roads has been positive for Ingevity due to our development of innovative chemistries for such applications. Additionally, secular trends in paving are driving the use of more recycled content in roads to both lower construction costs and prolong the life of the road. Ingevity has developed innovative chemistries for these applications as well.
Profitability in Performance Chemicals is impacted by sales volume, price and mix of products sold, a secure and stable supply of CTO at appropriate market prices, hydrocarbon-based raw material prices, refinery and post-refinery asset operating rates, foreign exchange rates, level of expense investment to serve and develop innovative solutions for our customers and successfully serving new and existing markets that value the Company’s ability to meet specialized, complex customer needs. Headwinds in foreign exchange rates, specifically the strengthening of the U.S. dollar relative to the euro, as well as headwinds in oil pricing as it relates to our sales in that market and pressure in our industrial specialties end markets have been partially offset by positive demand in our pavement technologies market, stable supply and declining price of CTO, and price declines in other hydrocarbon-based raw materials corresponding to reduced oil prices.
Performance Materials
Demand is a function of global vehicle sales and the impact that increasingly stringent emission standards have on the volume and type of products our customers utilize in their gasoline vapor emission control systems. Increased global vehicle sales and continuing regulatory trends, especially in the NAFTA region, have had a positive effect on our sales and product mix in our automotive market and will continue to positively impact our results. However, global macroeconomic weakness in the near term could have a negative impact on vehicle sales and thus our automotive product sales.
Profitability in Performance Materials is impacted by sales volume, price and mix of products sold, the price of raw materials, primarily sawdust and phosphoric acid, the cost of natural gas used to fuel the carbon activation process, the ability to control the yields and technical characteristics of our products during manufacturing, foreign exchange rates and our level of expense investment to serve and develop innovative solutions for our customers. Growth in global vehicle sales and more stringent regulatory standards positively impact volumes, mix and content per vehicle. The cost of recent reinvestment in the business, primarily the expansion of our manufacturing facilities and the greenfield facility startup in China, and headwinds in foreign exchange rates, specifically the strengthening of the U.S. dollar relative to the Japanese yen, has partially offset the favorable profit impact of this growth. We expect favorable profitability trends to continue now that the greenfield facility is commercialized.
Fiscal Year 2016 Guidance
We expect to deliver fiscal year 2016 Net sales of $870 million to $910 million and Combined Adjusted EBITDA of $175 million to $195 million.
Liquidity and Capital Resources
Historically, the primary source of liquidity for Ingevity’s business is the cash flow provided by operations which had historically been transferred to WestRock to support its overall cash management strategy. Prior to the Separation, transfers of cash to and from WestRock have been reflected in Net Parent Investment in the historical Combined Balance Sheets, Statements of Cash Flows and Statements of Changes in Net Parent Investment. We expect that cash from operations, together with borrowings available under the Facilities, will be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash and cash equivalents totaled $22.7 million at March 31, 2016. Cash equivalents are comprised of short-term investments in U.S. and Brazilian government securities. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold the Company’s cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of the Company’s operations, a portion of its cash is held outside the United States. We believe that our foreign holdings of cash will not have a material adverse impact on our liquidity. The Company does not currently expect to repatriate cash earnings from its foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions.
Revolving Credit and Term Loan Facility
On March 7, 2016 we entered into a credit agreement governing a senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”), which provides for maximum borrowings of $400 million for the Company, with a €100 million subfacility for a Belgian subsidiary borrower of Ingevity subject to certain additional conditions on the initial funding date. The Revolving Credit Facility allows for borrowings in U.S. dollars, euros and Japanese yen, with certain sub-limits. The Revolving Credit Facility has a letter of credit sub-limit of $75 million and a swingline facility sub-limit of $40 million. The Revolving Credit Facility can be utilized for working capital and other general corporate purposes as well as for funding associated with the Separation. Also on March 7, 2016, we entered into a senior secured term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”) of $300 million.
The Facilities mature on the five-year anniversary of the initial funding date. The Term Loan Facility amortizes at a rate equal to 0 percent per annum during the first year after the funding date, 5 percent per annum during the second and third years after the funding date and 10 percent per annum during the fourth and fifth years after the funding date, with the balance due at maturity. The Term Loan Facility will require the proceeds of certain asset sales and casualty events to be applied to prepay the loans under the Term Loan Facility, subject to certain thresholds, exceptions and reinvestment rights.
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted London inter-bank offered rate (LIBOR) plus a borrowing margin, or (2) an alternate base rate plus a borrowing margin. The borrowing margin for the Facilities is subject to adjustment based on the Company’s consolidated total leverage ratio, and is between 1.25% and 2.00% in the case of LIBOR loans and between 0.25% and 1.00% in the case of base rate loans.
Customary upfront fees will be payable with respect to the Facilities. The Revolving Credit Facility fees include (i) commitment fees, based on a percentage of the daily unused portions of the facility ranging from 0.15% to 0.30%, and (ii) customary letter of credit fees.
The Facilities include financial covenants requiring the Company to maintain on a consolidated basis a maximum total leverage ratio of 3.75 to 1.00, which may be increased to 4.25 to 1.00 under certain circumstances and a minimum interest coverage ratio of 3.00 to 1.00. The Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
As of March 31, 2016, the initial funding under the Facilities had not occurred and as such no borrowings were outstanding.
On May 9, 2016, we borrowed $300.0 million under the Term Loan Facility and on May 13, 2016 we borrowed $200.0 million under the Revolving Credit Facility. The proceeds of the combined borrowings, in addition to cash on hand, were used to fund a distribution to WestRock in the amount of $448.5 million and to fund a trust in the amount of $68.9 million both of which were in connection with the Separation. The trust, which will be presented as restricted cash on our Combined Balance Sheet, is to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027. The scheduled maturity date of the Facilities is May 9, 2021.

Fees of $3.6 million were incurred and paid at the time of initial funding of the Facilities. These fees have been deferred and will be amortized over the term of the Facilities. These fees will be presented as a reduction of the outstanding liability in accordance with ASU No. 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs."

Separation and Distribution impact on liquidity
We do not expect the financing transactions, we have entered (as described above under the heading "Revolving Credit and Term Loan Facility") into in connection with the Separation, including the payment of the dividend, distribution or other cash transfer to WestRock, to impact our cash flow requirements for 2016 or the foreseeable future. We expect to deleverage by using cash flow from operations to repay outstanding borrowings associated with the Separation. In addition, we expect our cash flow from operations combined with cash on hand to be sufficient to meet our working capital needs. We believe these sources will be sufficient to fund our planned operations, and in meeting our interest, dividend and contractual obligations.

Cash flow comparison of Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
In millions	2016	2015
Net cash provided (used) by operating activities	$(1.0)	$(16.9)
Net cash provided (used) by investing activities	(11.3)	(18.3)
Net cash provided (used) by financing activities	2.9	32.5
Cash flows provided (used) by operating activities
During the first three months of 2016, cash flow used by operations increased primarily due to net increases in working capital compared to 2015. Working capital increases are driven primarily by increases in inventory balances partially offset by increases in accrued expenses when compared to the first three months of 2015. Below provides a description of the changes to working capital during 2016 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	March 31, 2016	December 31, 2015
Cash and cash equivalents	$22.7	$32.0
Accounts receivable, net	95.8	96.2
Inventories, net	171.5	151.0
Prepaid and other current assets	21.3	20.2
Total current assets	$311.3	$299.4
Current assets as of March 31, 2016 increased $11.9 million compared to December 31, 2015 primarily due to increases in inventories. Inventories, net increased by $20.5 million, driven by higher volume of raw materials, including CTO, as well as higher finished goods supporting automotive carbon market and pavement technologies year over year growth as well as seasonality in the pavement technologies market. Accounts receivable, net as of March 31, 2016 decreased $0.4 million consistent with the lower revenues in the first three months of 2016 compared to the first three months of 2015.

In millions	March 31, 2016	December 31, 2015
Accounts payable	$62.3	$64.8
Accrued expenses	23.2	13.0
Accrued payroll and employee benefits	8.4	10.0
Notes payable	8.9	9.4
Total current liabilities	$102.8	$97.2
Current liabilities as of March 31, 2016 increased by $5.6 million compared to December 31, 2015 primarily driven by increases in accrued expenses partially offset by decreases in accounts payable.
Cash flows provided (used) by investing activities
For all periods, the cash used in investing activities are primarily attributable to capital expenditures. In the three months ended March 31, 2016 and 2015, capital spending included base maintenance capital supporting ongoing operations and significant growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in Charleston supporting the adhesives, pavement and oilfield markets.

	March 31,
In millions	2016	2015
Maintenance capital expenditures	$3.0	$3.5
Safety, health and environment	1.4	0.9
Growth and cost improvement capital expenditures	6.9	13.9
Total capital expenditures	$11.3	$18.3
Projected 2016 capital expenditures are expected to be $60 million to $70 million.
Cash flows provided (used) by financing activities
As WestRock managed the Company’s cash and financing arrangements before the Separation and as of March 31, 2016, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock.
Cash provided by financing activities in the three months ended March 31, 2016 was $2.9 million and was driven by cash provided by WestRock of $3.8 million. Cash provided by financing activities in the three months ended March 31, 2015 was $32.5 million and was driven by excess cash remitted to WestRock of $25.7 million.

Contractual Obligations
Information related to our contractual commitments at December 31, 2015 can be found in a table on page 63 included within Information Statement filed with our Registration Statement. There have been no significant changes to our contractual commitments during the three months ended March 31, 2016. For information regarding borrowings made under our Facilities after March 31, 2016, see "Revolving Credit and Term Loan Facility."
New Accounting Guidance
Refer to the Note 3 to the Combined Financial Statements included within this Form 10-Q for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s Combined Financial Statements.

Critical Accounting Policies
Our Combined Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our Annual Combined Financial Statements included in our Information Statement filed with our Registration Statement. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Ingevity" section in our Information Statement filed with our Registration Statement for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition
•Accounts receivable and allowance for doubtful accounts
•Concentration of credit risk
•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
The Company has foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 37 percent of its first quarter 2016 net sales. The Company’s significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which the Company has exchange rate exposure is the U.S. dollar versus the euro, the Brazilian real, the Japanese yen and the Chinese yuan. In addition, certain of the Company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the Company also makes inter-company sales. All of this exposes the Company to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. The U.S. dollar versus the euro is the Company’s most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rates during the three months ended March 31, 2016 and 2015, would have changed the Company’s net sales and income before income taxes by approximately $2 million or one percent and $1 million or one percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company limits its credit risk by performing ongoing credit evaluations, and when necessary, requiring letters of credit, guarantees or collateral. The Company had accounts receivable relating to its largest customer of $15 million and $24 million as of March 31, 2016 and December 31, 2015, respectively.
Commodity price risk
A portion of our manufacturing costs include purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices. The cost of energy is a manufacturing cost that is exposed to commodity pricing. The Company’s energy costs are diversified among electricity, steam and natural gas, with natural gas comprising our largest energy input.

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. Pricing for CTO (which accounts for approximately 15 percent of all of our cost of sales and 38 percent of our raw materials purchases for the first quarter of 2016) is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. The Company tries to protect against such pricing fluctuations through various business strategies. Based on average pricing during the three months ended March 31, 2016, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $2 million or two percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the three months ended March 31, 2016. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the three months ended March 31, 2016 a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.3 million.
Historically, prior to the Merger, the Company entered into natural gas hedges in order to better predict and control the future cost of natural gas consumed at the Company’s plants. There are no natural gas derivatives contracts outstanding at March 31, 2016.
Interest Rate Risk
At the time of the Separation , approximately $500 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $5 million or 46 percent.
ITEM 4.    CONTROLS AND PROCEDURES
a)    Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2016, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors discussed in our Information Statement filed with our Registration Statement under the heading "Risk Factors."
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
2.1*
Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

3.1*
Ingevity Corporation Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

3.2*
Ingevity Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.1*
Tax Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.2*
Transition Services Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.3*
Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.4*
Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.5*
Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.6*
Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016)

10.7*
Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.8*
Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.9*+
Employment Letter, dated September 18, 2015, between WestRock Company, Ingevity Corporation and John Fortson (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.10*+
Employment Letter, dated October 2, 2015, between WestRock Company, Ingevity Corporation and Katherine P. Burgeson (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.11*+
Employment Letter, dated July 24, 2015, between WestRock Company, Ingevity Corporation and Michael Wilson (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.12*+
Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.13*
Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

21.1*
List of Subsidiaries of Ingevity Corporation (incorporated by reference to Exhibit 21.1 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1
Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Interactive Data File
______________
* Incorporated by reference
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 17, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1*
Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

3.1*
Ingevity Corporation Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

3.2*
Ingevity Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.1*
Tax Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.2*
Transition Services Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.3*
Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.4*
Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.5*
Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.6*
Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016)

10.7*
Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.8*
Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.9*+
Employment Letter, dated September 18, 2015, between WestRock Company, Ingevity Corporation and John Fortson (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.10*+
Employment Letter, dated October 2, 2015, between WestRock Company, Ingevity Corporation and Katherine P. Burgeson (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.11*+
Employment Letter, dated July 24, 2015, between WestRock Company, Ingevity Corporation and Michael Wilson (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.12*+
Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.13*
Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

21.1*
List of Subsidiaries of Ingevity Corporation (incorporated by reference to Exhibit 21.1 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1
Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Interactive Data File
______________
* Incorporated by reference
+ Indicates a management contract or compensatory plan or arrangement.