Form 10-Q
period 2016-06-30
Ingevity Corp
filed 2016-08-04
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

5255 Virginia Avenue
North Charleston, South Carolina 29406
(Address of principal executive offices) (Zip code)

843-740-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The Registrant had 42,101,604 shares of common stock, $0.01 par value, outstanding at August 3, 2016.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Consolidated and Combined Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2016	2015	2016	2015
Net sales	$248.7	$262.2	$452.6	$501.4
Cost of sales	172.6	177.1	316.5	347.2
Gross profit	76.1	85.1	136.1	154.2
Selling, general and administrative expenses	28.9	32.1	56.5	60.3
Separation costs	4.7	4.8	11.1	6.3
Interest expense, net	5.0	4.4	10.4	8.5
Other (income) expense, net	(0.9)	0.2	(0.1)	(0.9)
Income before income taxes	38.4	43.6	58.2	80.0
Provision for income taxes	12.6	16.5	22.6	28.7
Net income (loss)	25.8	27.1	35.6	51.3
Less: Net income (loss) attributable to noncontrolling interests, net of taxes	2.1	1.2	3.7	2.4
Net income (loss) attributable to Ingevity Corporation	$23.7	$25.9	$31.9	$48.9

Per share data
Basic and diluted earnings per share attributable to Ingevity Corporation (1)	$0.56	$0.62	$0.76	$1.16
_______________

(1)
On May 15, 2016, WestRock distributed 42,102 thousand shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 is calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net income (loss)	$25.8	$27.1	$35.6	$51.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	4.1	(0.4)	3.0	(5.9)

Derivative instruments:
Unrealized gain (loss), net	—	0.3	—	0.8
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	0.6	—	1.0	—
Net derivative instruments	0.6	0.3	1.0	0.8

Other comprehensive income (loss), net of tax	4.7	(0.1)	4.0	(5.1)

Comprehensive income (loss)	30.5	27.0	39.6	46.2
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of taxes	2.1	1.2	3.7	2.4
Comprehensive income (loss) attributable to the Company	$28.4	$25.8	$35.9	$43.8
_______________
(1) Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated and Combined Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Balance Sheets

	June 30, 2016	December 31, 2015
In millions	(Unaudited)
Assets
Cash and cash equivalents	$55.7	$32.0
Accounts receivable, net	116.7	96.2
Inventories, net	156.8	151.0
Prepaid and other current assets	23.5	20.2
Current assets	352.7	299.4
Property, plant and equipment, net	442.8	437.5
Goodwill	12.5	11.9
Other intangibles, net	8.7	10.0
Deferred income taxes	3.9	—
Restricted investment	69.1	—
Other assets	17.9	23.0
Total assets	$907.6	$781.8
Liabilities and Equity
Accounts payable	$88.8	$64.8
Accrued expenses	15.5	12.2
Accrued payroll and employee benefits	14.6	10.0
Notes payable	—	9.4
Income taxes payable	7.3	0.8
Current liabilities	126.2	97.2
Long term debt including capital lease obligations	566.6	80.1
Deferred income taxes	69.0	75.7
Other liabilities	9.2	7.1
Total liabilities	771.0	260.1
Commitments and contingencies (Note 16)
Equity:
Net parent investment	—	533.5
Retained earnings	13.9	—
Additional paid in capital	128.1	—
Common stock	0.4	—
Accumulated other comprehensive loss	(12.5)	(16.5)
Total Ingevity stockholders' equity	129.9	517.0
Noncontrolling interests	6.7	4.7
Total equity	136.6	521.7
Total liabilities and equity	$907.6	$781.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2016	2015
Cash flows from operating activities:
Net income	$35.6	$51.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18.3	16.9
Deferred income taxes	(10.6)	(0.9)
Impairment/loss on sale of assets	—	(0.4)
Restructuring charges	5.6	—
Share-based compensation	0.8	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18.3)	(20.4)
Inventories, net	(4.0)	(15.5)
Prepaid and other current assets	(4.1)	(1.3)
Accounts payable	9.1	(20.4)
Accrued expenses	(1.9)	10.5
Income taxes payable	6.5	—
Accrued payroll and employee benefit costs	4.0	(11.5)
Restructuring and other spending	(3.6)	—
Changes in other operating assets and liabilities, net	(0.7)	0.2
Net cash provided (used) by operating activities	36.7	8.5
Cash flows from investing activities:
Capital expenditures	(22.2)	(37.1)
Payments for acquired businesses, net of cash acquired	—	0.6
Restricted investment	(69.1)	—
Net cash provided (used) by investing activities	(91.3)	(36.5)
Cash flows from financing activities:
Net borrowings under our revolving credit facility	190.0	—
Proceeds from long-term borrowings	300.0	—
Debt issuance costs	(3.5)	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(9.4)	12.2
Noncontrolling interest distributions	(1.7)	(1.8)
Cash distributed to WestRock at Separation	(448.5)	—
Transactions with WestRock, net	51.4	12.7
Net cash provided (used) by financing activities	78.3	23.1
Increase (decrease) in cash and cash equivalents	23.7	(4.9)
Effect of exchange rate changes on cash	—	0.3
Cash and cash equivalents
Change in cash and cash equivalents	23.7	(4.6)
At beginning of period	32.0	19.9
At end of period	$55.7	$15.3
Supplemental cash flow information:
Cash paid for interest	$4.7	$3.3
Purchases of property, plant and equipment in accounts payable	$1.7	$7.9
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
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
On the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. The Separation was completed pursuant to a Separation and Distribution Agreement and other agreements with WestRock related to the Separation, including an Employee Matters Agreement ("EMA"), a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Agreement (collectively, the "Separation Agreements"), each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2016. The Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. The Separation Agreements also include arrangements for transition services to be provided by WestRock to Ingevity. For a discussion of each agreement, see the section entitled "Certain Relationships and Related Party Transactions - Agreements with WestRock Related to the Spin-Off" in our Information Statement filed as Exhibit 99.1 ("Information Statement") to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on April 26, 2016 ("Registration Statement"). The Separation Agreements were entered into on May 14, 2016.
The Registration Statement was declared effective by the SEC on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to "we," "us," "our," "Ingevity" and the "Company" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Distribution.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 2: Basis of Presentation
The Company did not operate as a separate, stand-alone entity for the full period covered by the Interim Consolidated and Combined Financial Statements. Our consolidated balance sheet as of June 30, 2016 consists of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our combined balance sheet as of December 31, 2015 and consolidated and combined statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, respectively as well as our statements of cash flows for the six months ended June 30, 2016 and 2015, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the spin-off on May 15, 2016.
Prior to the Separation, the Company's operations were included in WestRock's financial results and were comprised of certain WestRock wholly owned legal entities for which the Company was the sole business and components of legal entities in which the Company operated in conjunction with other WestRock businesses. For periods prior to May 15, 2016, the accompanying Interim Consolidated and Combined Financial Statements were prepared from WestRock's historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from WestRock. Prior to May 15, 2016, WestRock's net investments in these operations is shown in lieu of Stockholder's Equity in the Interim Consolidated and Combined Financial Statements. The Interim Consolidated and Combined Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Ingevity business.
For purposes of these Consolidated and Combined Financial Statements, the term “WestRock” herein refers to the legacy operations of MeadWestvaco Corporation (“MWV”) and its subsidiaries prior to the July 1, 2015 merger of MWV and Rock-Tenn Company ("Rock-Tenn") (the "Merger") and the combined operations of Rock-Tenn and MWV subsequent to the Merger. References to Ingevity’s historical business and operations refer to the business and operations of the Specialty Chemicals Business of WestRock, or prior to the Merger, MWV, that have been transferred to Ingevity in connection with the Separation and Distribution.
These Consolidated and Combined Financial Statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These Consolidated and Combined Financial Statements have been prepared on the basis of accounting principles and practices generally accepted in the United States (“GAAP”) applied consistently with those used in the preparation of the Combined Financial Statements for the years ended December 31, 2015, 2014 and 2013, collectively referred to as the “Annual Combined Financial Statements” included in our Information Statement filed with our Registration Statement on Form 10, as amended.
Certain information and footnote disclosures normally included in our Annual Combined Financial Statements presented in accordance with GAAP have been condensed or omitted. The combined results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated and Combined Financial Statements should be read in conjunction with the Combined Financial Statements and notes thereto included in the Annual Combined Financial Statements.

Correction of an error
During the first quarter of 2016, we identified an error in our previously issued financial statements related to the Performance Materials operating segment. The error was related to intercompany profit that was not properly eliminated from the inventory balances included within Inventory, net on the Combined Balance Sheet. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, we evaluated the materiality of the error on the results of operations for the quarter ended March 31, 2016 as well as on the expected results of operations for the full fiscal year and concluded that the error was quantitatively significant to the first quarter financial statements but was not anticipated to be material to the full fiscal year or the trend of financial results. Accordingly, we corrected the error in the period ended March 31, 2016. The impact of the adjustment to correct the error on the Consolidated and Combined Statement of Operations for the six months ended June 30, 2016 was as follows:

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

In millions	Six months ended June 30, 2016
Increase to Cost of sales	$3.3
Reduction of Gross profit	(3.3)
Reduction of Net income	(2.1)

Note 3: New accounting guidance
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 "Improvements to Employee Share-Based Payment Accounting." The amendments in this new standard simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new ASU, entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement, and entities classify excess tax benefits as an operating activity in the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and we have early adopted this new standard this quarter. The impact of adoption did not have a material effect on our Consolidated and Combined Financial Statements.
On February 25, 2016, the FASB issued its new lease accounting guidance in ASU 2016-02 "Leases."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact of these provisions.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” The amendment requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated and Combined Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. For more information on deferred taxes, see Note 15.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. In August 2015, the FASB issued ASU 2015-15 "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements." This ASU amends Subtopic 835-30 to include that the SEC staff would not object to the deferral and presentation debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are applicable for fiscal years beginning after December 15, 2015 and for interim periods within those years and early adoption is permitted. We have adopted these standards in the first quarter of 2016.
In February 2015, the FASB issued ASU 2015-02 “Consolidation - Amendments to the Consolidation Analysis,” which amends certain provisions of ASC 810 “Consolidation.” The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. The Company adopted these provisions on January 1, 2016. The impact of adoption did not have a material effect on the Company’s Consolidated and Combined Financial Statements.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, the Company expects to adopt these provisions on January 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606-Revenue from Contracts with Customers, including ASU 2016-08 ("Principal versus Agent Considerations - Reporting Revenue Gross versus Net"), ASU 2016-10 ("Identifying Performance Obligations and Licensing"), ASU 2016-11 ("Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITG Meeting"), and ASU 2016-12 ("Narrow Scope Improvements and Practical Expedients"). The Company anticipates adopting all of these standards at the same time. The Company is currently evaluating the impact of these provisions.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated and Combined Financial Statements.
Note 4: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Consolidated and Combined Balance Sheets at fair value measured on a recurring basis. There were no liabilities recorded at fair value measured on a recurring basis as of December 31, 2015. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2016
Assets:
Cash equivalents	$5.1	$—	$—	$5.1
Liabilities:
Deferred compensation arrangement (4)	$0.3	$—	$—	$0.3
December 31, 2015
Assets:
Cash equivalents	$10.0	$—	$—	$10.0
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Other liabilities" on the Consolidated and Combined Balance Sheet.
At June 30, 2016, the book value of capital lease obligations was $80.0 million and the fair value was $93.2 million. The fair value of the Company's capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $486.6 million as of June 30, 2016. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At June 30, 2016, the book value of the Company's restricted investment was $69.1 million, and the fair value was $70.2 million, based on Level 1 inputs. The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 5: Inventories, net
Inventories, net are comprised of:

In millions	June 30, 2016	December 31, 2015
Raw materials	$45.4	$41.0
Production materials, stores and supplies	11.7	11.3
Finished and in-process goods	121.8	118.6
Inventories valued at current costs	178.9	170.9
Less: excess of cost over LIFO cost	(22.1)	(19.9)
Inventories, net	$156.8	$151.0
Note 6: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	June 30, 2016	December 31, 2015
Machinery and equipment	$755.6	$658.0
Buildings and leasehold equipment	86.8	64.4
Land and land improvements	18.0	17.6
Construction in progress (1)	43.6	142.5
Total cost	904.0	882.5
Less: accumulated depreciation	(461.2)	(445.0)
Property, plant and equipment, net	$442.8	$437.5
_______________
(1)    During the quarter ended June 30, 2016 we completed the start-up and have commenced commercial manufacturing operations at our activated carbon manufacturing facility in Zhuhai, China. As such, we have placed those assets in-service resulting in the decrease in construction in progress and a corresponding increase in machinery and equipment and buildings from December 31, 2015 to June 30, 2016.
Note 7: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2015	$7.6	$4.3	$11.9
Foreign currency translation	0.6	—	0.6
June 30, 2016	$8.2	$4.3	$12.5

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

All of the Company's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	June 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.0	$2.9	$13.7	$10.6	$3.1
Customer contracts and relationships	28.2	22.5	5.7	28.2	21.4	6.8
Other	0.6	0.5	0.1	0.6	0.5	0.1
Other intangibles, net	$42.7	$34.0	$8.7	$42.5	$32.5	$10.0
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to the Company's intangible assets in the table above for the three and six months ended June 30, 2016 and 2015 is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Consolidated and Combined Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In millions	2016	2015	2016	2015
Amortization expense	$0.8	$0.7	1.6	$1.6

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2016 - $2.6 million, 2017 - $2.4 million, 2018 - $1.7 million, 2019 - $1.5 million and 2020 - $0.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 8: Debt Including Capital Lease Obligations
Revolving Credit and Term Loan Facility
On March 7, 2016 we entered into a credit agreement governing a senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”), which provides for maximum borrowings of $400 million for the Company, with a €100 million subfacility for a Belgian subsidiary borrower of Ingevity subject to certain additional conditions on the initial funding date. The Revolving Credit Facility allows for borrowings in U.S. dollars, euros and Japanese yen, with certain sub-limits. The Revolving Credit Facility has a letter of credit sub-limit of $75 million and a swingline facility sub-limit of $40 million. The Revolving Credit Facility can be utilized for working capital and other general corporate purposes as well as for funding associated with the Separation. The credit agreement also contains a senior secured term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”) of $300 million.
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
Customary upfront fees are payable with respect to the Facilities. The Revolving Credit Facility fees include (i) commitment fees, based on a percentage of the daily unused portions of the facility ranging from 0.15% to 0.30%, and (ii) customary letter of credit fees.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

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
As part of the Separation, WestRock required Ingevity to contribute $68.9 million in a trust managed by Bank of New York in order to secure repayment of the capital lease obligation at maturity.  The trust, presented as restricted investment on our Consolidated and Combined Balance Sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million capital lease obligation that is due in 2027. The investments held by the trust are accounted for as held to maturity and therefore held at their amortized cost as the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity. The fair value of the investments within the trust was $70.2 million as of June 30, 2016, see Note 4 for more information. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as Interest Income on our Consolidated and Combined Statement of Operations.
Fees of $3.6 million were incurred and paid at the time of initial funding of the Facilities. These fees have been deferred and will be amortized over the term of the Facilities. These fees will be presented as a reduction of the outstanding liability in accordance with ASU No. 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" and ASU No. 2015-15 "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangement."
Long term debt including capital lease obligations consisted of the following:

	June 30, 2016
In millions	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Revolving Credit Facility (1)	2.20%	2021	$190.0	$—
Term Loan Facility	2.20%	2021	300.0	—
Capital lease obligations	7.67%	2027	$80.0	$80.1
Total debt including capital lease obligations			$570.0	$80.1
Less: debt issuance costs			(3.4)	—
Total debt including capital lease obligations, net of debt issuance costs			$566.6	$80.1
Less: debt maturing within one year			—	—
Total long term debt including capital lease obligations, less current portion			$566.6	$80.1
_______________

(1)	Letters of credit outstanding under the revolving credit facility were $3.4 million and available funds under the facility was $206.6 million at June 30, 2016.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 9: Equity
The changes in equity are as follows:

	Common Stock
In millions, except per share data	Shares	Amount	Net Parent Investment	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Retained Earnings	Total
Balance at December 31, 2015	—	$—	$533.5	$—	$(16.5)	$4.7	$—	$521.7
Net income (loss)	—	—	18.0	—	—	3.7	13.9	35.6
Issuance of common stock at separation	42.1	0.4	—	(0.4)	—	—	—	—
Cash distributed to WestRock at Separation	—	—	(448.5)	—	—	—	—	(448.5)
Net transfers to parent	—	—	24.7	—	—	—	—	24.7
Reclassifications from net parent investment to additional paid in capital	—	—	(127.7)	127.7	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	(1.7)	—	(1.7)
Foreign currency translation adjustment	—	—	—	—	4.0	—	—	4.0
Stock-based compensation expense	—	—	—	0.8	—	—	—	0.8
Balance at June 30, 2016	42.1	$0.4	$—	$128.1	$(12.5)	$6.7	$13.9	$136.6

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 10: Stock-based Compensation
Prior to the Separation, stock-based compensation expense was allocated to Ingevity based on the portion of WestRock's incentive stock program in which Ingevity employees participated. Stock-based compensation expense recorded by Ingevity associated with WestRock's incentive stock program was $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2015, respectively.
Adopted at Separation, the Ingevity Corporation 2016 Omnibus Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of benefits, including stock options, restricted stock units ("RSU"s) and performance-based restricted stock units ("PSU"s). Our stock-based compensation expense recognized post Separation associated with Ingevity's incentive plan for the three and six months ended June 30, 2016 was $0.8 million.

Stock Options
All stock options vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Stock options granted to date have vesting periods of three years from the date of grant. The expense related to stock options granted in the period from the Separation through June 30, 2016 was based on the assumptions shown in the table below:

Assumptions used to calculate expense for stock options	For the period from Separation through June 30, 2016
Risk-free interest rate	1.6%
Average life of options (years)	6.5
Volatility	35.0%
Dividend yield	—
Fair value per stock option	$10.43

The following table summarizes Ingevity's stock option activity for the period from the Separation through June 30, 2016 as there was no Ingevity stock option activity prior to Separation.

Assumptions used to calculate expense for stock options	Number of shares (in thousands)	Weighted average exercise price (per share)	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, May 15, 2016	—	N/A
Granted	208	$27.53
Exercised	—	N/A
Forfeited	—	N/A
Canceled	—	N/A
Outstanding, June 30, 2016	208	$27.53	9.9	$1,355
Exercisable, June 30, 2016	—	N/A	N/A	N/A

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the company's stock. No options were exercised in the three and six months ended June 30, 2016.
As of June 30, 2016, $2.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Restricted Stock Units and Performance-based Restricted Stock Units
All RSUs and PSUs vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSU's granted to date have vesting periods ranging from one year to three years from the date of grant. PSU's granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
Nonvested awards of RSUs, both with and without performance feature, as of June 30, 2016 are shown below. The weighted-average grant-date fair value of RSUs granted during 2016 was $27.77.

	Number of shares (in thousands)	Weighted average grant date fair value (per share)
Nonvested, May 15, 2016	—	N/A
Granted	314	$27.77
Vested	—	N/A
Forfeited	—	N/A
Nonvested, June 30, 2016	314	$27.77
As of June 30, 2016, there was $6.3 million of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Note 11: Transactions with WestRock and related-parties
For periods prior to May 15, 2016, these Consolidated and Combined Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Consolidated and Combined Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to the Company’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and the Company used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to the Company. All such amounts have been assumed to have been immediately settled by the Company to WestRock in the period in which the costs were recorded in the Consolidated and Combined Financial Statements. Such amounts are included in net cash provided by operating activities in the Consolidated and Combined Statements of Cash Flows.
The Company and WestRock management believe the related-party allocations for periods prior to May 15, 2016 included in these Consolidated and Combined Financial Statements have been made on a reasonable basis. However, these Consolidated and Combined Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if the Company had operated as a separate entity during the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings as an independent business may include items of income and expense that are materially different from what is included in these Consolidated and Combined Statements of Operations. Accordingly, the Consolidated and Combined Financial Statements for the periods presented are not necessarily indicative of the Company’s future results of operations, financial position and cash flows.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

The Consolidated and Combined Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Cost of sales	$1.4	$2.8	$5.7	$5.6
Selling, general and administrative expenses	2.2	6.7	6.5	11.2
Interest expense, net	3.4	2.5	7.2	5.0
Total allocated cost (1)	$7.0	$12.0	$19.4	$21.8
_______________

(1)
Allocated costs represent costs necessary to support the Company's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, the Company purchased certain raw materials from WestRock that were included in cost of sales. Total purchases for the three months and six months ended June 30, 2016 were $7.5 million and $20.1 million, respectively. Purchases in the three and six months ended June 30, 2015 were $5.9 million and $11.1 million, respectively. Purchases prior to the Merger only included purchases from MWV. See Note 2 for more information regarding the Merger.
Subsequent to May 15, 2016, the Company was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Consolidated and Combined Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Consolidated and Combined Balance Sheet and prior to payment reflected as accounts payable in our Consolidated and Combined Balance Sheet. The Company's ongoing relationship with WestRock is governed by the Separation Agreements. As further described in Note 1, the Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the day of separation we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party and included within Net parent investment in the Combined Balance Sheet. At June 30, 2016, $13.2 million of the payable was outstanding and presented as accounts payable on the Consolidated and Combined Balance Sheet. We expect the majority of the remaining payable to be paid during the third quarter of 2016.
Note 12: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Consolidated and Combined Financial Statements as though the Company participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans, prior to the Separation, for the three and six months ended June 30, 2016 were $1.1 million and $3.2 million, respectively. For the three and six months ended June 30, 2015, net periodic benefit costs were $2.6 million and $4.7 million, respectively.
 In conjunction with the Separation, Ingevity employees stopped participating in WestRock pension and post-retirement benefit plans. As further defined by the EMA, Ingevity assumed certain domestic and international pension and other post-retirement benefit obligations from WestRock on the date of Separation. The assumed retirement obligations consisted of accrued defined benefit obligations earned by Ingevity domestic hourly union employees as of the day of Separation net of contributed assets; accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
On May 16, 2016, Ingevity established new qualified and non-qualified benefit plans, similar in design to the WestRock plans, to continue the pension and post-retirement benefits provided to our employees and retirees based on the obligations assumed from WestRock. Prior to May 16, 2016 Ingevity adopted the Ingevity Corporation Retirement Savings Plan (401(k) plan) effective January 1, 2016 as Ingevity employees ceased participating in the WestRock 401(k) plan on December 31, 2015. For our domestic

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

salaried employees who will no longer participate in the WestRock pension plan, Ingevity provides an enhanced 401(k) contribution. The enhanced benefits consist of a transition contribution of four or ten percent of the employee’s eligible compensation for employees who were grandfathered in the WestRock cash balance and final average pay pension respectively. The transition contributions will continue to December 31, 2020, unless grandfathered employee terminates employment sooner.
The following table summarizes the assumptions used in valuing the obligations assumed from WestRock and components of our defined benefit pension and post-retirement benefit plans as of the date of Separation.

(in million, excepted percentages)
Qualified Union Hourly Defined Benefit Pension Plan
Discount Rate (1)	4.00%

Projected Benefit Obligation	$19.3
Fair value of Plan Assets	19.8
Funded (unfunded) Status (2)	$0.5

Non-Qualified Defined Benefit Pension Plan
Discount Rate (1)	3.75%

Projected Benefit Obligation (3)	$4.9

Other Post-retirement Benefit Plans
Discount Rate (1)	3.75%

Projected Benefit Obligation (3)	$0.8
_______________

(1)
The discount rate used to calculate pension and other post-retirement obligations was based on a review of available yields on high-quality corporate bonds as of the date of Separation. In selecting a discount rate, we placed particular emphasis on a discount rate yield-curve provided by our third-party actuary which takes into consideration the projected cash flows that represent the expected timing and amount of our plans' benefit payments.

(2)
Included in "Other Assets" on the Consolidated and Combined Balance Sheet. The projected benefit obligation assumed and assets acquired were calculated as of the date of spin and finalized subsequent to June 30, 2016. The fair value of plan assets recorded on our June 30, 2016 Consolidated Balance Sheet represent a receivable in the amount of the actual assets received on July 22, 2016.

(3)    Included in "Other Liabilities" on the Consolidated and Combined Balance Sheet.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three and six months ended June 30, 2016 nor do we expect to make any voluntary cash contributions in 2016.
Note 13: Business separation
In connection with the Separation as further described in Note 1 and Note 2, the Company has incurred pre-tax separation costs as shown in the table below. These costs were primarily related to professional fees associated with separation activities within the finance, tax and legal functions.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Separation costs	$4.7	$4.8	$11.1	$6.3

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 14: Other (income) expense, net
Components of other (income) expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Foreign currency exchange (income) loss	$(1.1)	$0.6	$(4.8)	$1.5
Royalty and sundry (income) loss (1)	(0.8)	—	(0.9)	(1.7)
Restructuring and other (income) charges, net (2)	1.0	(0.4)	5.6	(0.7)
Other (income) expense, net	$(0.9)	$0.2	$(0.1)	$(0.9)
_______________

(1)	Primarily represents royalty income for technology licensing.

(2)	See below for more information regarding the Company's restructuring and other (income) charges, net.

Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on the Company's operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net recorded within Other (income) expense, net on our Consolidated and Combined Statement of Operations. These costs are excluded from our operating segment results.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.4)	$—	$(0.7)
Severance and other employee-related costs (1)	—	—	4.5	—
Asset write-downs (2)	0.3	—	0.4	—
Other (income) charges, net (3)	0.7	—	0.7	—
Total restructuring and other (income) charges, net	$1.0	$(0.4)	$5.6	$(0.7)
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset write-downs.

(3)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2016 activities
In 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.7 million of additional miscellaneous exit costs during the three months ended June 30, 2016. Additionally during the six months ended

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

June 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
The Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and six months ended June 30, 2016, the Company recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three and six months ended June 30, 2016 (related to the Performance Chemicals segment).
2015 activities
Income related to an additional gain on the 2014 sales of the Company's Performance Materials' air purification business in the three and six months ended June 30, 2015 was $0.4 million and $0.7 million, respectively.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2015 (1)	Reserve (2)	Payments	Other (3)	6/30/2016 (1)
Restructuring Reserves	$—	5.2	(3.6)	(0.1)	$1.5
_______________

(1)	Included in "Accrued Expenses" on the Consolidated and Combined Balance Sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 15: Income Taxes
For the three and six months ended June 30, 2016 and 2015, the effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective tax rate	32.8%	37.8%	38.8%	35.9%
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

The below chart provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2016			2015
in millions, except percentages	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Combined operations	$38.4	$12.6	32.8%	$43.6	$16.5	37.8%

Discrete items:
Separation costs (1)	4.7	1.3		4.8	1.1
Restructuring & other (income) charges	1.0	0.2		(0.4)	(0.2)
Results of legal entities with full valuation allowances (2)	(0.9)	—		2.5	—
Other tax only discrete items	—	(0.1)		—	—
Total discrete items	4.8	1.4		6.9	0.9

Combined operations, before discrete items	$43.2	$14.0		$50.5	$17.4
Quarterly effect of changes in the EAETR			32.4%			34.5%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 13 for more information on the costs incurred.

(2)	In accordance with GAAP, legal entities within the combined results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

	Six Months Ended June 30,
	2016			2015
in millions, except percentages	Before Tax	Tax	Effective Tax Rate % Impact	Before Tax	Tax	Effective Tax Rate % Impact
Combined operations	$58.2	$22.6	38.8%	$80.0	$28.7	35.9%

Discrete items:
Separation costs (1)	11.1	2.3		6.3	1.4
Restructuring & other (income) charges	5.6	1.1		(0.7)	(0.3)
Results of legal entities with full valuation allowances (2)	2.8	—		4.2	—
Other tax only discrete items	—	(0.2)		—	0.3
Total discrete items	19.5	3.2		9.8	1.4

Combined operations, before discrete items	$77.7	$25.8		$89.8	$30.1
EAETR (3)			33.2%			33.5%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 13 for more information on the costs incurred.

(2)	In accordance with GAAP, legal entities within the combined results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	The decrease in the EAETR for the six months ended June 30, 2016 as compared to June 30, 2015 is primarily due to income mix between domestic and foreign subsidiaries.
Note 16: Commitments and contingencies
Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

Note 17: Segment information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net sales
Performance Chemicals	$174.2	$198.4	$307.3	$373.4
Performance Materials	74.5	63.8	145.3	128.0
Total net sales (1)	$248.7	$262.2	$452.6	$501.4

Segment operating profit (2)
Performance Chemicals	22.8	30.8	31.4	49.9
Performance Materials	26.3	21.6	53.9	44.2
Total segment operating profit (1)	49.1	52.4	85.3	94.1

Separation costs (3)	(4.7)	(4.8)	(11.1)	(6.3)
Restructuring and other income (charges) (4)	(1.0)	0.4	(5.6)	0.7
Interest expense, net	(5.0)	(4.4)	(10.4)	(8.5)
Provision for income taxes	(12.6)	(16.5)	(22.6)	(28.7)
Net income (loss) attributable to noncontrolling interests	(2.1)	(1.2)	(3.7)	(2.4)
Net income (loss) attributable to Ingevity Corporation	$23.7	$25.9	$31.9	$48.9
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges and separation costs, and net income (loss) attributable to noncontrolling interests.

(3)	See Note 13 for more information on separation costs.

(4)
For the three and six months ended June 30, 2016, the charges related to Performance Chemicals: $1.0 million and $4.8 million, respectively and Performance Materials: zero and $0.8 million, respectively. For the three and six months ended June 30, 2015 the income related to Performance Materials: $0.4 million and $0.7 million, respectively.

Note 18: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 was based on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2015 was based on the number of shares of Ingevity common stock outstanding on the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings (loss) per share for the three and six months ended June 30, 2015 since the 42,102 thousand shares that were distributed on the Distribution Date were not outstanding for those periods.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
June 30, 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2016	2015	2016	2015
Net income (loss) attributable to Ingevity Corporation	$23.7	$25.9	$31.9	$48.9

Per share data
Basic earnings (loss) per share (1)	$0.56	$0.62	$0.76	$1.16
Weighted average number of shares outstanding - Basic (2)	42,102	42,102	42,102	42,102
Diluted earnings (loss) per share (1)	$0.56	$0.62	$0.76	$1.16
Weighted average number of shares outstanding - Diluted (2)	42,126	42,102	42,126	42,102
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 is calculated using the number of common shares distributed on May 15, 2016.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Average number of potential common shares - antidilutive	157	—	157	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s results of operations and financial condition (“MD&A”) is provided as a supplement to the Consolidated and Combined Financial Statements and notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Recent Developments
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), WestRock Company (“WestRock”) completed the previously announced separation of the business comprising WestRock's Specialty Chemicals reporting segment, and certain other assets and liabilities, into Ingevity, a separate and distinct public company (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business of May 4, 2016 (the "Record Date").
On the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. The Separation was completed pursuant to a Separation and Distribution Agreement and other agreements with WestRock related to the Separation, including an Employee Matters Agreement ("EMA"), a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Agreement (collectively, the "Separation Agreements"), each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2016. The Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. The Separation Agreements also include arrangements for transition services to be provided by WestRock to Ingevity. For a discussion of each agreement, see the section entitled "Certain Relationships and Related Party Transactions - Agreements with WestRock Related to the Spin-Off" in our Information Statement filed as Exhibit 99.1 ("Information Statement") to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on April 26, 2016 ("Registration Statement"). The Separation Agreements were entered into on May 14, 2016.
The Registration Statement was declared effective by the SEC on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".
Unless the context otherwise requires, references to "we," "us," "our," "Ingevity" and the "Company" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Distribution.

Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in our Information Statement included in our Registration Statement under the heading "Risk Factors" as well as in our unaudited combined financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

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

•
the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other matters such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;

•	our ability to protect our intellectual property and other proprietary information;

•	government policies and regulations, including, but not limited, to those affecting the environment, climate change, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

Overview
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
Results of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
The following table presents the combined statements of operations of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net sales	$248.7	$262.2	$452.6	$501.4
Cost of sales	172.6	177.1	316.5	347.2
Gross profit	76.1	85.1	136.1	154.2
Selling, general and administrative expenses	28.9	32.1	56.5	60.3
Separation costs	4.7	4.8	11.1	6.3
Interest expense, net	5.0	4.4	10.4	8.5
Other (income) expense, net	(0.9)	0.2	(0.1)	(0.9)
Income before income taxes	38.4	43.6	58.2	80.0
Provision for income taxes	12.6	16.5	22.6	28.7
Net income (loss)	25.8	27.1	35.6	51.3
Less: Net income (loss) attributable to noncontrolling interests, net of taxes	2.1	1.2	3.7	2.4
Net income (loss) attributable to Ingevity Corporation	$23.7	$25.9	$31.9	$48.9
Comparison of Three and Six Months Ended June 30, 2016 and 2015
The table below shows the 2016 combined net sales and percentage variances from 2015:

In millions	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$248.7	(5)%	—%	(1)%	(4)%
Net sales - six months ended June 30	$452.6	(10)%	—%	(1)%	(9)%
Net sales
Three Months Ended June 30, 2016 vs. 2015
Net sales were $248.7 million and $262.2 million for the three months ended June 30, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $20.9 million in Performance Chemicals (eight percent of sales) in the oilfield and certain industrial specialties markets (including rubber, publication inks, adhesives), unfavorable pricing and mix of $6.0 million in Performance Chemicals (two percent of sales) in certain industrial specialties and oilfield technologies products due to pricing pressure from competitive materials. The sales decrease was partially offset by volume gains of $9.5 million (four percent of sales) in high value strategic markets for pavement due to market growth and Performance Materials due to strength in the automotive market in North America and increased vehicle content due to regulatory adoption, favorable pricing and mix of $3.4 million (one percent of sales) in pavement and Performance Materials, and foreign exchange of $0.5 million.
Six Months Ended June 30, 2016 vs. 2015
Net sales were $452.6 million and $501.4 million for the six months ended June 30, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $57.7 million in Performance Chemicals (12 percent of sales) in the rubber, publication inks, adhesives, oilfield and certain industrial specialties markets, unfavorable pricing and mix of $12.1 million in Performance Chemicals (two percent of sales) in certain industrial specialties and oilfield technologies products due to pricing pressure from competitive materials and foreign exchange of $1.4 million due to the devaluation of the euro and Brazilian real versus the U.S. dollar. The sales decrease was partially offset by volume gains of $14.4 million (three percent of sales) in high value strategic markets for pavement due to market growth and Performance Materials due to strength in the automotive market in North America and increased vehicle content due to regulatory adoption and favorable pricing and mix of $8.0 million (two percent of sales) in pavement and Performance Materials.
Cost of sales
Three Months Ended June 30, 2016 vs. 2015
Cost of sales were $172.6 million (69% of sales) and $177.1 million (68% of sales) for the three months ended June 30, 2016 and 2015, respectively. The $4.5 million decrease in cost of sales was due to a decrease of $2.8 million due to a two percent decline in sales volume, a decrease of $0.5 million due to the devaluation of the Brazilian real versus the U.S. dollar, and $6.8 million due to lower input costs related to petroleum-based raw materials, energy and freight, and CTO. These decreases were partially offset by manufacturing related spending including $5.6 million due to unfavorable productivity related to higher costs related to the startup of the new Performance Materials plant in China.
Six Months Ended June 30, 2016 vs. 2015
Cost of sales were $316.5 million (70% of sales) and $347.2 million (69% of sales) for the six months ended June 30, 2016 and 2015, respectively. The $30.7 million decrease in cost of sales was due to a decrease of $28.3 million due to an eight percent decline in sales volume, a decrease of $2.9 million due to the devaluation of the Brazilian real versus the U.S. dollar, and $11.9 million due to lower input costs related to petroleum-based raw materials, energy and freight, and CTO. These decreases were partially offset by manufacturing related spending including $12.4 million due to unfavorable productivity related to higher costs related to the startup of the new Performance Materials plant in China.
Selling, general and administrative expenses
Three Months Ended June 30, 2016 vs. 2015
Selling, general and administrative expenses were $28.9 million (12% of sales) and $32.1 million (12% of sales) for the three months ended June 30, 2016 and 2015, respectively. Selling, general, and administrative expenses decreased due to cost reduction initiatives.
Six Months Ended June 30, 2016 vs. 2015
Selling, general and administrative expenses were $56.5 million (12% of sales) and $60.3 million (12% of sales) for the six months ended June 30, 2016 and 2015, respectively. The decrease in the six months ended June 30, 2016 is consistent with the description above for the three month period.

Separation costs
Three Months Ended June 30, 2016 vs. 2015
Separation costs of $4.7 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively, were expenses related to the Separation. See Note 13 within the Combined Financial Statements within this Form 10-Q for more information.
Six Months Ended June 30, 2016 vs. 2015
Separation costs of $11.1 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively, were expenses related to the Separation. See Note 13 within the Combined Financial Statements within this Form 10-Q for more information.
Interest expense, net
Three Months Ended June 30, 2016 vs. 2015
Interest expense, net was $5.0 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense consisted primarily of $1.5 million and $1.7 million related to capital lease obligations and $3.4 million and $2.5 million in allocated interest expense from WestRock for the three months ended June 30, 2016 and 2015, respectively. Increase in the allocated interest expense from WestRock in 2016 compared to 2015 is primarily driven by the Merger of WestRock and MWV resulting in an increased allocation of interest expense post-Merger.
Six Months Ended June 30, 2016 vs. 2015
Interest expense, net was $10.4 million and $8.5 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense consisted primarily of $3.1 million and $3.3 million related to capital lease obligations and $7.2 million and $5.0 million in allocated interest expense from WestRock for the six months ended June 30, 2016 and 2015, respectively. The increase in allocated interest expense is consistent with the description provided for the three months ended period noted above.
Other (income) expense, net
Three and Six Months Ended June 30, 2016 vs. 2015
Other (income) expense, net was $(0.9) million and $0.2 million for the three months and $(0.1) million and $(0.9) million for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Foreign currency exchange (income) loss	$(1.1)	$0.6	$(4.8)	$1.5
Royalty and sundry (income) loss (1)	(0.8)	—	(0.9)	(1.7)
Restructuring and other (income) charges, net (2)	1.0	(0.4)	5.6	(0.7)
Other (income) expense, net	$(0.9)	$0.2	$(0.1)	$(0.9)
_______________
(1)    Primarily represents royalty income for technology licensing.
(2)    See below for more information regarding the Company's restructuring and other (income) charges, net.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.4)	$—	$(0.7)
Severance and other employee-related costs (1)	—	—	4.5	—
Asset write-downs (2)	0.3	—	0.4	—
Other (income) charges, net (3)	0.7	—	0.7	—
Total restructuring and other (income) charges, net	$1.0	$(0.4)	$5.6	$(0.7)
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset write-downs.

(3)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2016 activities
In 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.7 million of additional miscellaneous exit costs during the three months ended June 30, 2016 and a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee related costs during the six months ended June 30, 2016.
The Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and six months ended June 30, 2016, the Company recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three months ended June 30, 2016 (related to the Performance Chemicals segment).
2015 activities
Income related to an additional gain on the 2014 sales of the Company's Performance Materials' air purification business in the three and six months ended June 30, 2015 was $0.4 million and $0.7 million, respectively.
Provision for income taxes
Three Months Ended June 30, 2016 vs. 2015
The Company’s effective tax rate was 32.8% and 37.8% for the three months ended June 30, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to the result of legal entities with full valuation allowances. Excluding discrete items, the effective rate was 32.4% compared to 34.5% for the three months ended June 30, 2016 and 2015, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Combined Financial Statements included within this Form 10-Q.
Six Months Ended June 30, 2016 vs. 2015
The Company’s effective tax rate was 38.8% and 35.9% for the six months ended June 30, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs associated with the Separation in 2016 and results of legal entities with full valuation allowances. Excluding discrete items, the effective rate was 33.2% compared to 33.5% for the six months ended June 30, 2016 and 2015, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Combined Financial Statements included within this Form 10-Q.

Net income attributable to Ingevity Corporation
Three Months Ended June 30, 2016 vs. 2015
Net income attributable to Ingevity Corporate was $23.7 million and $25.9 million for the three months ended June 30, 2016 and 2015, respectively. This decrease of $2.2 million was primarily driven by declines in segment operating profit in Performance Chemicals of $8.8 million partially offset by increases in segment operating profit in Performance Materials of $4.6 million and a lower provision for tax expense of $3.9 million in 2016 compared to 2015.
Six Months Ended June 30, 2016 vs. 2015
Net income attributable to Ingevity Corporate was $31.9 million and $48.9 million for the six months ended June 30, 2016 and 2015, respectively. This decrease of $17.0 million was primarily driven by declines in segment operating profit in Performance Chemicals of $18.5 million and higher interest expense of $1.9 million in 2016 compared to 2015 partially offset by increases in segment operating profit in Performance Materials of $9.7 million and a lower provision for tax expense of $6.1 million in 2016 compared to 2015.
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
Performance Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net sales
Pavement Technologies product line	$56.5	$53.6	$75.1	$69.3
Oilfield Technologies product line	14.8	20.3	28.4	43.5
Industrial Specialties product line	102.9	124.5	203.8	260.6
Total Performance Chemicals - Net sales	$174.2	$198.4	$307.3	$373.4

Segment operating profit	$22.8	$30.8	$31.4	$49.9
Comparison of Three and Six Months Ended June 30, 2016 and 2015

Performance Chemicals (In millions)	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$174.2	(12)%	—%	(2)%	(10)%
Net sales - six months ended June 30	$307.3	(18)%	(1)%	(2)%	(15)%
Three Months Ended June 30, 2016 vs. 2015
Segment net sales for the Performance Chemicals segment were $174.2 million and $198.4 million for the three months ended June 30, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $20.9 million (11 percent of sales) driven by unfavorable volume in oilfield and certain industrial specialties markets, $6.0 million (three percent of sales) of unfavorable pricing and product mix in certain industrial specialties and oilfield technologies products and $0.1 million of unfavorable foreign currency exchange due to the devaluation of the euro and Brazilian real versus the U.S. dollar. These decreases were partially offset by volume and price and mix growth of $2.8 million (two percent) in high value strategic markets for pavement markets compared to 2015.
Segment operating profit for the Performance Chemicals segment was $22.8 million and $30.8 million for the three months ended June 30, 2016 and 2015, respectively. Segment operating profit decreased primarily due to $3.9 million from unfavorable pricing and product mix, $6.2 million from lower sales volume, and $5.9 million from reduced throughput partially offset by cost savings initiatives. These decreases were partially offset by $7.8 million of deflation on petroleum-based raw materials, energy and freight, and CTO compared to 2015 and $0.2 million of lower depreciation and amortization expense in 2016 compared to 2015.
Six Months Ended June 30, 2016 vs. 2015
Segment net sales for the Performance Chemicals segment were $307.3 million and $373.4 million for the six months ended June 30, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $57.7 million (15 percent of sales) driven by unfavorable volume in oilfield and certain industrial specialties markets, $12.1 million (three percent of sales) of unfavorable pricing and product mix in certain industrial specialties and oilfield technologies products and $2.2 million (one percent of sales) of unfavorable foreign currency exchange due to the devaluation of the euro and Brazilian real versus the U.S. dollar. These decreases were partially offset by volume and price and mix growth of $5.9 million (two percent) in high value strategic markets for pavement markets compared to 2015.
Segment operating profit for the Performance Chemicals segment was $31.4 million and $49.9 million for the six months ended June 30, 2016 and 2015, respectively. Segment operating profit decreased primarily due to $8.0 million from unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain industrials specialties and oilfield technologies products, $16.0 million from lower sales volume, and $6.1 million from lower throughput partially offset by cost savings initiatives. These decreases were partially offset by $11.4 million of deflation on petroleum-based raw materials, energy and freight, and CTO compared to 2015 and $0.2 million of lower depreciation and amortization expense in 2016 compared to 2015.

Performance Materials

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Performance Materials - Net sales	$74.5	$63.8	$145.3	$128.0
Segment operating profit	$26.3	$21.6	$53.9	$44.2
Comparison of Three and Six Months Ended June 30, 2016 and 2015

Performance Material (In millions)	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$74.5	17%	1%	2%	14%
Net sales - six months ended June 30	$145.3	14%	1%	3%	10%

Three Months Ended June 30, 2016 vs. 2015
Segment net sales for the Performance Materials segment were $74.5 million and $63.8 million for the three months ended June 30, 2016 and 2015, respectively. The sales increase in 2016 was driven by $8.8 million (14 percent of sales) in volume improvements in the automotive carbon market due to strength in North America and increased vehicle content due to regulatory adoption, $1.3 million (two percent of sales) in pricing and mix improvements from gains in the automotive carbon market, and $0.6 million (one percent of sales) of favorable foreign exchange from the Japanese yen.
Segment operating profit for the Performance Materials segment was $26.3 million and $21.6 million for the three months ended June 30, 2016 and 2015, respectively. Segment operating profit increased $4.7 million primarily due to $1.3 million in favorable pricing and mix in automotive emissions, $3.9 million in favorable volume, and a net $1.6 million from favorable productivity due to cost reduction initiatives. These increases were partially offset by $1.0 million in inflation on energy, raw materials, and freight and $1.1 million in higher depreciation and amortization expense in 2016 compared to 2015.
Six Months Ended June 30, 2016 vs. 2015
Segment net sales for the Performance Materials segment were $145.3 million and $128.0 million for the six months ended June 30, 2016 and 2015, respectively. The sales increase in 2016 was driven by $12.7 million (ten percent of sales) in volume improvements in the automotive carbon market due to strength in North America and increased vehicle content due to regulatory adoption, $3.8 million (three percent of sales) in pricing and mix improvements from gains in the automotive carbon market, and $0.8 million (one percent of sales) of favorable foreign exchange from the Japanese yen.
Segment operating profit for the Performance Materials segment was $53.9 million and $44.2 million for the six months ended June 30, 2016 and 2015, respectively. Segment operating profit increased by $9.7 million primarily due to $3.8 million in favorable pricing and mix in automotive emissions, $5.9 million in favorable volume, $0.6 million in deflation on energy, raw materials, and freight, and a net $1.0 million from favorable productivity due to cost reduction initiatives and partially offset by project expenses incurred during the construction of our greenfield plant in China compared to 2015. These increases were partially offset by $1.6 million in higher depreciation and amortization expense in 2016 compared to 2015.
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
Ingevity uses the following non-GAAP measures: Adjusted EBITDA and Segment EBITDA. Adjusted EBITDA is defined as net income plus provision for income taxes, interest expense, depreciation and amortization, separation costs and restructuring and other (income) charges. Segment EBITDA is defined as segment profit plus depreciation and amortization.
These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. Reconciliations of Adjusted EBITDA and Segment EBITDA to net income and segment profit, respectively, are set forth within this section.

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net income (GAAP)	$25.8	$27.1	$35.6	$51.3
Provision for income taxes	12.6	16.5	22.6	28.7
Interest expense	5.0	4.4	10.4	8.5
Depreciation and amortization	9.3	8.4	18.3	16.9
Separation costs	4.7	4.8	11.1	6.3
Restructuring and other (income) charges	1.0	(0.4)	5.6	(0.7)
Adjusted EBITDA (Non-GAAP)	$58.4	$60.8	$103.6	$111.0

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Chemicals	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Segment operating profit (GAAP)	$22.8	$30.8	$31.4	$49.9
Depreciation and amortization	5.6	5.8	11.4	11.6
Segment EBITDA (Non-GAAP)	$28.4	$36.6	$42.8	$61.5

Performance Materials	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Segment operating profit (GAAP)	$26.3	$21.6	$53.9	$44.2
Depreciation and amortization	3.7	2.6	6.9	5.3
Segment EBITDA (Non-GAAP)	$30.0	$24.2	$60.8	$49.5
Adjusted EBITDA
Three Months Ended June 30, 2016 vs. 2015
Adjusted EBITDA was $58.4 million and $60.8 million for three months ended June 30, 2016 and 2015, respectively. This decrease of $2.4 million is described in the Net income attributable to Ingevity Corporation above, excluding the change in the tax provision.
Six Months Ended June 30, 2016 vs. 2015
Adjusted EBITDA was $103.6 million and $111.0 million for six months ended June 30, 2016 and 2015, respectively. This decrease of $7.4 million is described in the Net income attributable to Ingevity Corporation above, excluding the change in interest expense and the tax provision.
Performance Chemicals
Three Months Ended June 30, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $28.4 million and $36.6 million for the three months ended June 30, 2016 and 2015, respectively. Segment EBITDA decreased as described in the segment operating profit section above, excluding the depreciation and amortization expense.

Six Months Ended June 30, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $42.8 million and $61.5 million for the six months ended June 30, 2016 and 2015, respectively. Segment EBITDA decreased as described in the segment operating profit section above, excluding the depreciation and amortization expense.
Performance Materials
Three Months Ended June 30, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $30.0 million and $24.2 million for the three months ended June 30, 2016 and 2015, respectively. Segment EBITDA increased as described in the segment operating profit section above, excluding the depreciation and amortization expense.
Six Months Ended June 30, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $60.8 million and $49.5 million for the six months ended June 30, 2016 and 2015, respectively. Segment EBITDA increased as described in the segment operating profit section above, excluding the depreciation and amortization expense.

Business Outlook
For revenue, volume and price in Performance Materials and in Performance Chemicals’ pavement technologies applications are expected to be more than offset by negative pricing pressure and negative mix in Performance Chemicals’ industrial specialties and oilfield technologies applications.  2016 Adjusted EBITDA is expected to be flat to slightly negative compared to 2015. This is driven by expected incremental costs to be incurred as an independent public company, including costs to replace services previously provided by WestRock as well as other stand-alone costs. Offsetting these incremental public company costs are cost savings driven by a series of implemented cost reduction initiatives. The cost reduction initiatives include reductions in selling, general and administrative costs, supply chain spending reduction initiatives, and plant spending reductions. Additionally we will begin to see benefits from our major capital expansion projects that took place in 2014 and 2015. As these projects are reaching completion in the first half of 2016, we expect a reduction in capital spending versus each of the prior two years.

Fiscal Year 2016 Guidance
We expect to deliver fiscal year 2016 Net sales of $880 million to $910 million and Adjusted EBITDA of $180 million to $195 million. A reconciliation of Net Income to Adjusted EBITDA as projected for 2016 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include additional separation costs associated with the Separation and further restructuring and other income (charges) incurred in 2016 as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Adjusted EBITDA.

Liquidity and Capital Resources
Historically, the primary source of liquidity for Ingevity’s business is the cash flow provided by operations which had historically been transferred to WestRock to support its overall cash management strategy. Prior to the Separation, transfers of cash to and from WestRock have been reflected in Net Parent Investment in the historical Consolidated and Combined Balance Sheets, Statements of Cash Flows and Statements of Changes in Equity. Post Separation, transfers of cash to and from WestRock have been reflected in Transactions with WestRock in the Consolidated and Combined Statement of Cash Flows. We expect that cash from operations, together with borrowings available under our debt facilities, will be sufficient to cover our operating needs and planned capital expenditures for at least the next twelve months.
Cash and cash equivalents totaled $55.7 million at June 30, 2016. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold the Company’s cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of the Company’s operations, a portion of its cash is held outside the United States. The cash and cash equivalents balance at June 30, 2016 included $22.7 million held by our foreign subsidiaries. We believe that our foreign holdings of cash will not have a material adverse impact on our liquidity. The Company does not currently expect to repatriate cash earnings from its foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions.

Separation and Distribution impact on liquidity
We do not expect the financing transaction we have entered (see Note 8 within the Consolidated and Combined Financial Statements within the Form 10-Q for more information) in connection with the Separation, including the payment of the distribution to WestRock, to impact our cash flow requirements for 2016 or the foreseeable future. We expect to deleverage by using cash flow from operations to repay outstanding borrowings associated with the Separation. In addition, we expect our cash flow from operations combined with cash on hand to be sufficient to meet our working capital needs. We believe these sources will be sufficient to fund our planned operations and in meeting our interest and other contractual obligations. As of June 30, 2016 our available capacity under our revolving credit facility is $206.6 million in addition, we were in compliance with all debt covenants as of June 30, 2016.
Cash flow comparison of Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
In millions	2016	2015
Net cash provided (used) by operating activities	$36.7	$8.5
Net cash provided (used) by investing activities	(91.3)	(36.5)
Net cash provided (used) by financing activities	78.3	23.1
Cash flows provided (used) by operating activities
During the first six months of 2016, cash flow provided by operations increased primarily due to net increases in working capital compared to 2015. Working capital increases are driven primarily by increases in inventory balances partially offset by increases in accrued expenses when compared to the first six months of 2015. Below provides a description of the changes to working capital during 2016 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	June 30, 2016	December 31, 2015
Cash and cash equivalents	$55.7	$32.0
Accounts receivable, net	116.7	96.2
Inventories, net	156.8	151.0
Prepaid and other current assets	23.5	20.2
Total current assets	$352.7	$299.4
Current assets as of June 30, 2016 increased $53.3 million compared to December 31, 2015 primarily due to increases in accounts receivable. Accounts receivable, net as of June 30, 2016 increased $20.5 million consistent with the higher revenues in the quarter ended June 30, 2016 compared to the quarter ended December 31, 2015. Inventories, net increased by $5.8 million, driven by higher volume of raw materials, including CTO, as well as higher finished goods supporting automotive carbon market and pavement technologies year over year growth as well as seasonality in the pavement technologies market.

In millions	June 30, 2016	December 31, 2015
Accounts payable	$88.8	$64.8
Accrued expenses	15.5	12.2
Accrued payroll and employee benefits	14.6	10.0
Notes payable	—	9.4
Income taxes payable	7.3	0.8
Total current liabilities	$126.2	$97.2
Current liabilities as of June 30, 2016 increased by $29.0 million compared to December 31, 2015 primarily driven by increases in accrued expenses and accounts payable. In accordance with the Separation Agreements at the day of separation, we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party and eliminated from our Consolidated and Combined Balance Sheet. At June 30, 2016, $13.2 million of the payable was outstanding and presented as accounts payable on the Consolidated and Combined Balance Sheet. For more information, refer to Note 11 within the Consolidated and Combined financial statements.
Cash flows provided (used) by investing activities
For the six months ended June 30, 2016, cash used in investing activities was primarily related to $69.1 million invested in a trust. In accordance with the Separation Agreements, we used a portion of the proceeds from our debt borrowing to be held in a restricted trust. The trust, presented as restricted investment on our Consolidated and Combined Balance Sheet, is to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027. Refer to Note 8 in these Consolidated and Combined financial statements for more information. Outside of this investing activity, the cash used in investing activities each period is typically driven by capital expenditures. In the six months ended June 30, 2016 and 2015, capital spending included base maintenance capital supporting ongoing operations and significant growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in Charleston, South Carolina supporting the adhesives, pavement and oilfield markets.

	June 30,
In millions	2016	2015
Maintenance capital expenditures	$8.4	$6.5
Safety, health and environment	2.6	1.7
Growth and cost improvement capital expenditures	11.2	28.9
Total capital expenditures	$22.2	$37.1
Projected 2016 capital expenditures are expected to be $60 million to $70 million.
Cash flows provided (used) by financing activities
As WestRock managed the Company’s cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Cash provided by financing activities in the six months ended June 30, 2016 was $78.3 million and was driven by net borrowings of $477.1 million (refer to Note 8 in the Consolidated and Combined financial statements for more information) and an inflow from transactions with WestRock of $51.4 million offset by a distribution to WestRock at Separation of $448.5 million. Cash provided by financing activities in the six months ended June 30, 2015 was $23.1 million and was driven by net short term borrowings of $12.2 million and an inflow from transactions with WestRock of $12.7 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2015 can be found in a table on page 63 included within Information Statement filed with our Registration Statement. The only significant change to our contractual commitments since the filing of our Registration Statement is the borrowings under our Facilities. For information regarding borrowings made under our Facilities, see Note 8 within the Consolidated and Combined Financial Statements within this Form 10-Q for more information. Our obligations under the Facilities are summarized below.

	Expected Cash Payments by Year
In millions	Total	Less than 1 year - 2016	1 - 3 years 2017 - 2018	3 - 5 years 2019 - 2020	More than 5 years - 2021 and beyond
Debt maturities including capital lease obligations	$570.0	$—	$22.5	$52.5	$495.0

New Accounting Guidance
Refer to the Note 3 to the Consolidated and Combined Financial Statements included within this Form 10-Q for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the Company’s Consolidated and Combined Financial Statements.
Critical Accounting Policies
Our Consolidated and Combined Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our Annual Combined Financial Statements included in our Information Statement filed with our Registration Statement. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
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
•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
The Company has foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 16 percent of its first half 2016 net sales. The Company’s significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which the Company has exchange rate exposure are the U.S. dollar versus the euro, the Brazilian real, the Japanese yen and the Chinese yuan. In addition, certain of the Company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the Company also makes inter-company sales. All of this exposes the Company to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. The U.S. dollar versus the euro is the Company’s most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rates during the six months ended June 30, 2016 and 2015, would have changed the Company’s net sales and income before income taxes by approximately $4 million or one percent and $2 million or three percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company limits its credit risk by performing ongoing credit evaluations, and when necessary, requiring letters of credit, guarantees or collateral. The Company had accounts receivable relating to its largest customer of $16 million and $15 million as of June 30, 2016 and December 31, 2015, respectively.
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

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. Pricing for CTO (which accounts for approximately 14 percent of all of our cost of sales and 40 percent of our raw materials purchases for the first half of 2016) is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. The Company tries to protect against such pricing fluctuations through various business strategies. Based on average pricing during the six months ended June 30, 2016, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $4 million or two percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the six months ended June 30, 2016. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the six months ended June 30, 2016 a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.5 million.
Historically, prior to the Merger, the Company entered into natural gas hedges in order to better predict and control the future cost of natural gas consumed at the Company’s plants. There are no natural gas derivatives contracts outstanding at June 30, 2016.
Interest Rate Risk
As of June 30, 2016, approximately $490 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $5 million or 46 percent.
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

As of June 30, 2016, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.13a†	Form of Option Award Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13b†	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13c†	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13d†	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13e†	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13f†	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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
______________
* Incorporated by reference
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 4, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.13a†	Form of Option Award Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13b†	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13c†	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13d†	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13e†	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan

10.13f†	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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
______________
* Incorporated by reference
† Indicates a management contract or compensatory plan or arrangement.