Form 10-Q
period 2016-09-30
Ingevity Corp
filed 2016-11-03
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The Registrant had 42,115,824 shares of common stock, $0.01 par value, outstanding at November 2, 2016.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Consolidated and Combined Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2016	2015	2016	2015
Net sales	$252.0	$256.5	$704.6	$757.9
Cost of sales	171.0	178.9	487.5	526.1
Gross profit	81.0	77.6	217.1	231.8
Selling, general and administrative expenses	29.7	28.0	86.2	88.3
Separation costs	2.5	5.5	13.6	11.8
Restructuring and other (income) charges, net	32.7	(0.4)	38.3	(1.1)
Other (income) expense, net	1.8	(1.1)	(3.9)	(1.3)
Interest expense, net	3.8	5.1	14.2	13.6
Income before income taxes	10.5	40.5	68.7	120.5
Provision for income taxes	15.3	15.8	37.9	44.5
Net income (loss)	(4.8)	24.7	30.8	76.0
Less: Net income (loss) attributable to noncontrolling interests	2.3	1.3	6.0	3.7
Net income (loss) attributable to Ingevity stockholders	$(7.1)	$23.4	$24.8	$72.3

Per share data
Basic and diluted earnings (loss) per share attributable to Ingevity Corporation (1)	$(0.17)	$0.56	$0.59	$1.72
_______________

(1)
On May 15, 2016, WestRock distributed 42,102 thousand shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 is calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net income (loss)	$(4.8)	$24.7	$30.8	$76.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	0.3	(2.0)	3.3	(7.9)

Derivative instruments:
Unrealized gain (loss), net	—	—	—	0.8
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	—	—	1.0	—
Net derivative instruments	—	—	1.0	0.8

Other comprehensive income (loss), net of tax	0.3	(2.0)	4.3	(7.1)

Comprehensive income (loss)	(4.5)	22.7	35.1	68.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.3	1.3	6.0	3.7
Comprehensive income (loss) attributable to the Ingevity stockholders	$(6.8)	$21.4	$29.1	$65.2
_______________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated and Combined Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Balance Sheets

	September 30, 2016	December 31, 2015
In millions, except share and par value data	(Unaudited)
Assets
Cash and cash equivalents	$27.1	$32.0
Accounts receivable, net	108.0	96.2
Inventories, net	154.7	151.0
Prepaid and other current assets	23.5	20.2
Current assets	313.3	299.4
Property, plant and equipment, net	419.9	437.5
Goodwill	12.4	11.9
Other intangibles, net	8.0	10.0
Deferred income taxes	4.1	—
Restricted investment	69.4	—
Other assets	18.3	23.0
Total assets	$845.4	$781.8
Liabilities and equity
Accounts payable	$74.4	$64.8
Accrued expenses	18.9	12.2
Accrued payroll and employee benefits	20.2	10.0
Notes payable and current maturities of long-term debt	5.0	9.4
Income taxes payable	0.5	0.8
Current liabilities	119.0	97.2
Long-term debt including capital lease obligations	513.5	80.1
Deferred income taxes	71.2	75.7
Other liabilities	9.3	7.1
Total liabilities	713.0	260.1
Commitments and contingencies (Note 16)
Equity
Net parent investment	—	533.5
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,110,076 issued and 42,109,470 outstanding at September 30, 2016; no shares issued in 2015)	0.4	—
Retained earnings	6.8	—
Additional paid in capital	130.3	—
Accumulated other comprehensive loss	(12.2)	(16.5)
Total Ingevity stockholders' equity	125.3	517.0
Noncontrolling interests	7.1	4.7
Total equity	132.4	521.7
Total liabilities and equity	$845.4	$781.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated and Combined Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2016	2015
Cash provided (used) by operating activities:
Net income (loss)	$30.8	$76.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28.4	25.6
Deferred income taxes	(8.6)	(0.6)
Restructuring and other (income) charges, net	38.3	(1.1)
Share-based compensation	3.0	—
Excess tax benefits on share-based compensation	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10.8)	(8.2)
Inventories, net	(1.9)	(19.7)
Prepaid and other current assets	(3.1)	(10.2)
Accounts payable	(8.0)	(25.6)
Accrued expenses	(0.1)	8.0
Income taxes payable	(0.2)	—
Accrued payroll and employee benefit costs	9.6	(14.3)
Restructuring and other spending	(4.9)	—
Changes in other operating assets and liabilities, net	2.2	5.2
Net cash provided (used) by operating activities	74.6	35.1
Cash provided (used) by investing activities:
Capital expenditures	(37.3)	(63.6)
Payments for acquired businesses, net of cash acquired	—	0.6
Restricted investment	(69.4)	—
Net cash provided (used) by investing activities	(106.7)	(63.0)
Cash provided (used) by financing activities:
Net borrowings under our revolving credit facility	140.5	—
Proceeds from long-term borrowings	300.0	—
Debt issuance costs	(3.6)	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(8.2)	8.3
Noncontrolling interest distributions	(3.6)	(2.7)
Cash distributed to WestRock at Separation	(448.5)	—
Transactions with WestRock, net	51.4	30.6
Net cash provided (used) by financing activities	28.0	36.2
Increase (decrease) in cash and cash equivalents	(4.1)	8.3
Effect of exchange rate changes on cash	(0.8)	1.8

Change in cash and cash equivalents	(4.9)	10.1
Cash and cash equivalents at beginning of period	32.0	19.9
Cash and cash equivalents at end of period	$27.1	$30.0
Supplemental cash flow information:
Cash paid for interest	$10.7	$4.9
Cash paid for taxes	$22.2	$1.1
Purchases of property, plant and equipment in accounts payable	$4.6	$8.2
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 1: Background
Ingevity Corporation ("Ingevity" or the "Company") is a leading global manufacturer of specialty chemicals and high performance carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Materials and Performance Chemicals.
The Performance Materials segment primarily produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The automotive carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds which contain hazardous air pollutants. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
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
The Registration Statement was declared effective by the Securities and Exchange Commission ("SEC") on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".
Unless the context otherwise requires, references in these Notes to the Consolidated and Combined Financial Statements to "we," "us," "our," "Ingevity" and the "Company" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Separation.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 2: Basis of Presentation
The Company did not operate as a separate, stand-alone entity for the full period covered by these Consolidated and Combined Financial Statements. Our consolidated balance sheet as of September 30, 2016 consists of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our combined balance sheet as of December 31, 2015 and consolidated and combined statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, respectively as well as our consolidated and combined statements of cash flows for the nine months ended September 30, 2016 and 2015, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the spin-off on May 15, 2016.
Prior to the Separation, the Company's operations were included in WestRock's financial results and were comprised of certain WestRock wholly owned legal entities for which the Company was the sole business and components of legal entities in which the Company operated in conjunction with other WestRock businesses. For periods prior to May 15, 2016, the accompanying Consolidated and Combined Financial Statements were prepared from WestRock's historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from WestRock. Prior to May 15, 2016, WestRock's net investments in these operations is shown in lieu of Ingevity stockholder's equity in the Consolidated and Combined Financial Statements. The Consolidated and Combined Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Ingevity business.
For purposes of these Consolidated and Combined Financial Statements, the term “WestRock” herein refers to the legacy operations of MeadWestvaco Corporation (“MWV”) and its subsidiaries prior to the July 1, 2015 merger of MWV and Rock-Tenn Company ("Rock-Tenn") (the "Merger") and the combined operations of Rock-Tenn and MWV subsequent to the Merger. References to Ingevity’s historical business and operations refer to the business and operations of the Specialty Chemicals Business of WestRock, or prior to the Merger, MWV, that were transferred to Ingevity in connection with the Separation.
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
Certain information and footnote disclosures normally included in our Annual Combined Financial Statements presented in accordance with GAAP have been condensed or omitted. The consolidated and combined results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated and Combined Financial Statements should be read in conjunction with the Combined Financial Statements and notes thereto included in the Annual Combined Financial Statements.

Correction of an error
During the first quarter of 2016, we identified an error in our previously issued Combined Financial Statements related to the Performance Materials operating segment. The error was related to intercompany profit that was not properly eliminated from the inventory balances included within Inventory, net on the combined balance sheet. Management evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior periods. Further, we evaluated the materiality of the error on the results of operations for the quarter ended March 31, 2016 as well as on the expected results of operations for the full year and concluded that the error was quantitatively significant to the first quarter financial statements but was not anticipated to be material to the full fiscal year or the trend of financial results. Accordingly, we corrected the error in the period ended March 31, 2016. The impact of the adjustment to correct the error on the Consolidated and Combined Statement of Operations for the nine months ended September 30, 2016 was as follows:

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

In millions	Nine months ended September 30, 2016
Increase to Cost of sales	$3.3
Reduction of Gross profit	(3.3)
Reduction of Net income	(2.1)

Note 3: New accounting guidance
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 "Improvements to Employee Share-Based Payment Accounting." The amendments in this new standard simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new ASU, entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement, and entities classify excess tax benefits as an operating activity in the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and we have early adopted this new standard during our second quarter of 2016. The impact of adoption did not have a material effect on our Consolidated and Combined Financial Statements.
In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02 "Leases."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently evaluating the impact of these provisions.
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
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. In August 2015, the FASB issued ASU 2015-15 "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements." This ASU amends Subtopic 835-30 to include that the SEC staff would not object to the deferral and presentation debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are applicable for fiscal years beginning after December 15, 2015. We have adopted this standard in the first quarter of 2016, and the impact of adoption did not have a material effect on the Company's Consolidated and Combined Financial Statements.
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

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, the Company expects to adopt these provisions on January 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606-Revenue from Contracts with Customers, including ASU 2016-08 ("Principal versus Agent Considerations - Reporting Revenue Gross versus Net"), ASU 2016-10 ("Identifying Performance Obligations and Licensing"), ASU 2016-11 ("Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting"), and ASU 2016-12 ("Narrow Scope Improvements and Practical Expedients"). The Company anticipates adopting all of these standards at the same time. The Company is currently evaluating the impact of these provisions.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated and Combined Financial Statements.
Note 4: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Consolidated and Combined Balance Sheets at fair value measured on a recurring basis. There were no assets recorded at fair value measured on a recurring basis as of September 30, 2016, and there were no liabilities recorded at fair value measured on a recurring basis as of December 31, 2015. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the Consolidated and Combined Balance Sheets as of September 30, 2016 or December 31, 2015.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2016
Liabilities:
Deferred compensation arrangement (4)	$3.2	$—	$—	$3.2
December 31, 2015
Assets:
Cash equivalents	$10.0	$—	$—	$10.0
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Other liabilities" on the Consolidated and Combined Balance Sheet.
At September 30, 2016, the book value of capital lease obligations was $80.0 million and the fair value was $97.1 million. The fair value of the Company's capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $433.5 million as of September 30, 2016. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At September 30, 2016, the book value of the Company's restricted investment was $69.4 million, and the fair value was $70.3 million, based on Level 1 inputs. The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 5: Inventories, net
Inventories, net are comprised of:

In millions	September 30, 2016	December 31, 2015
Raw materials	$55.7	$41.0
Production materials, stores and supplies	11.8	11.3
Finished and in-process goods	109.6	118.6
Subtotal	177.1	170.9
Less: excess of cost over LIFO cost	(22.4)	(19.9)
Inventories, net	$154.7	$151.0
Note 6: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	September 30, 2016	December 31, 2015
Machinery and equipment	$749.9	$658.0
Buildings and leasehold equipment	86.7	64.4
Land and land improvements	17.9	17.6
Construction in progress (1)	36.7	142.5
Total cost	891.2	882.5
Less: accumulated depreciation	(471.3)	(445.0)
Property, plant and equipment, net	$419.9	$437.5
_______________

(1)
During the nine months ended September 30, 2016, we completed the start-up and have commenced commercial manufacturing operations at our activated carbon manufacturing facility in Zhuhai, China. As such, we have placed those assets in-service resulting in the decrease in construction in progress and a corresponding increase in machinery and equipment and buildings from December 31, 2015 to September 30, 2016.

Note 7: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2015	$7.6	$4.3	$11.9
Foreign currency translation	0.5	—	0.5
September 30, 2016	$8.1	$4.3	$12.4

There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2016.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

All of the Company's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	September 30, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.2	$2.7	$13.7	$10.6	$3.1
Customer contracts and relationships	27.9	22.7	5.2	28.2	21.4	6.8
Other	0.6	0.5	0.1	0.6	0.5	0.1
Other intangibles, net	$42.4	$34.4	$8.0	$42.5	$32.5	$10.0
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to the Company's intangible assets in the table above for the three and nine months ended September 30, 2016 and 2015 is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Consolidated and Combined Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
In millions	2016	2015	2016	2015
Amortization expense	$0.9	$0.8	$2.5	$2.4

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2017 - $2.5 million, 2018 - $1.7 million, 2019 - $1.6 million, 2020 - $0.5 million and 2021 - $0.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 8: Debt including capital lease obligations
Revolving Credit and Term Loan Facility
On March 7, 2016 we entered into a credit agreement governing a senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”), which provides for maximum borrowings of $400 million for the Company, with a €100 million subfacility for our Belgian subsidiary subject to certain additional conditions on the initial funding date. The Revolving Credit Facility allows for borrowings in U.S. dollars, euros and Japanese yen, with certain sub-limits. The Revolving Credit Facility has a letter of credit sub-limit of $75 million and a swingline facility sub-limit of $40 million. The Revolving Credit Facility can be utilized for working capital and other general corporate purposes as well as for funding associated with the Separation. The credit agreement also contains a senior secured term loan facility of $300 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”).
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
The Facilities include financial covenants requiring the Company to maintain on a consolidated basis a maximum total leverage ratio (as defined in the credit agreement) of 3.75 to 1.00, which may be increased to 4.25 to 1.00 under certain circumstances,

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

and a minimum interest coverage ratio (as defined in the credit agreement) of 3.00 to 1.00. The Facilities include customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control. We were in compliance with all covenants at September 30, 2016.
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
As part of the Separation, WestRock required Ingevity to contribute $68.9 million in a trust managed by Bank of New York in order to secure repayment of the capital lease obligation at maturity.  The trust, presented as restricted investment on our Consolidated and Combined Balance Sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million capital lease obligation that is due in 2027. The investments held by the trust are accounted for as held to maturity and therefore held at their amortized cost as the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity. The fair value of the investments within the trust was $70.3 million as of September 30, 2016 (see Note 4 for more information). The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within Interest expense, net on our Consolidated and Combined Statement of Operations.
Fees of $3.6 million were incurred and paid at the time of initial funding of the Facilities. These fees have been deferred and will be amortized over the term of the Facilities. These fees are presented as a reduction of the outstanding debt.
Debt maturing within one year consisted of the following:

In millions	September 30, 2016	December 31, 2015
Notes payable	$1.2	$9.4
Current maturities of long-term debt	3.8	—
Notes payable and current maturities of long-term debt	$5.0	$9.4
Long-term debt including capital lease obligations consisted of the following:

	September 30, 2016
In millions	Interest rate	Maturity date	September 30, 2016	December 31, 2015
Revolving Credit Facility (1)	2.35%	2021	$140.5	$—
Term Loan Facility	2.27%	2021	300.0	—
Capital lease obligations	7.67%	2027	80.0	80.1
Total debt including capital lease obligations			$520.5	$80.1
Less: debt issuance costs			(3.2)	—
Total debt including capital lease obligations, net of debt issuance costs			$517.3	$80.1
Less: debt maturing within one year			3.8	—
Long-term debt including capital lease obligations			$513.5	$80.1
_______________

(1)	Letters of credit outstanding under the revolving credit facility were $3.7 million and available funds under the facility was $255.8 million at September 30, 2016.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 9: Equity
The changes in equity are as follows:

	Common Stock
In millions, except per share data	Shares	Amount	Net parent investment	Additional paid in capital	Accumulated other comprehensive income (loss)	Noncontrolling interests	Retained earnings	Total
Balance at December 31, 2015	—	$—	$533.5	$—	$(16.5)	$4.7	$—	$521.7
Net income (loss)	—	—	18.0	—	—	6.0	6.8	30.8
Issuance of common stock at separation	42.1	0.4	—	(0.4)	—	—	—	—
Cash distributed to WestRock at Separation	—	—	(448.5)	—	—	—	—	(448.5)
Net transfers to parent	—	—	24.7	—	—	—	—	24.7
Reclassifications from net parent investment to additional paid in capital	—	—	(127.7)	127.7	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	(3.6)	—	(3.6)
Net derivative instrument gains/(losses) and other, net of income tax (1)	—	—	—	—	1.0	—	—	1.0
Foreign currency translation adjustment (1)	—	—	—	—	3.3	—	—	3.3
Stock-based compensation expense	—	—	—	3.0	—	—	—	3.0
Balance at September 30, 2016	42.1	$0.4	$—	$130.3	$(12.2)	$7.1	$6.8	$132.4
_______________

(1)	See Consolidated and Combined Statements of Comprehensive Income (Loss)

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 10: Stock-based compensation
Prior to the Separation, stock-based compensation expense was allocated to Ingevity based on the portion of WestRock's incentive stock program in which Ingevity employees participated. Stock-based compensation expense recorded by Ingevity associated with WestRock's incentive stock program was zero and $0.5 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.8 million for the three and nine months ended September 30, 2015, respectively.
Adopted at Separation, the Ingevity Corporation 2016 Omnibus Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of benefits, including stock options, restricted stock units ("RSU"s) and performance-based restricted stock units ("PSU"s). Our stock-based compensation expense recognized post Separation associated with Ingevity's incentive plan for the three and nine months ended September 30, 2016 was $2.2 million and $3.0 million, respectively.

Stock Options
All stock options vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. Stock options granted to date have vesting periods of three years from the date of grant. The expense related to stock options granted in the period from the Separation through September 30, 2016 was based on the assumptions shown in the table below:

Weighted-average assumptions used to calculate expense for stock options	For the period from Separation through September 30, 2016
Risk-free interest rate	1.6%
Average life of options (years)	6.5
Volatility	35.0%
Dividend yield	—
Fair value per stock option	$10.43

The following table summarizes Ingevity's stock option activity for the period from the Separation through September 30, 2016 as there was no Ingevity stock option activity prior to Separation.

	Number of shares (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, May 15, 2016	—	N/A
Granted	208	$27.53
Exercised	—	N/A
Forfeited	—	N/A
Canceled	—	N/A
Outstanding, September 30, 2016	208	$27.53	9.7	$3,857
Exercisable, September 30, 2016	—	N/A	N/A	N/A

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the Company's stock. No options were exercised in the three and nine months ended September 30, 2016.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

As of September 30, 2016, $1.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units and Performance-based Restricted Stock Units
All RSUs and PSUs vest in accordance with vesting conditions set by the compensation committee of the Company’s board of directors. RSU's granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSU's granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. The Company periodically assesses the probability of achievement of the performance criteria and adjusts the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
Nonvested awards of RSUs, both with and without performance features, as of September 30, 2016 are shown below.

	Number of shares (in thousands)	Weighted average grant date fair value (per share)
Nonvested, May 15, 2016	—	N/A
Granted	314	$27.77
Vested	(13)	$27.38
Forfeited	—	N/A
Nonvested, September 30, 2016	301	$27.83
As of September 30, 2016, there was $6.6 million of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.
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

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

The Consolidated and Combined Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Cost of sales	$—	$2.8	$5.7	$8.4
Selling, general and administrative expenses	—	4.1	6.5	15.3
Interest expense, net	—	3.5	7.2	8.5
Total allocated cost (1)	$—	$10.4	$19.4	$32.2
_______________

(1)
Allocated costs represent costs necessary to support the Company's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, the Company purchased certain raw materials from WestRock that were included in cost of sales. Total purchases prior to the Separation in 2016 were $20.1 million. Purchases in the three and nine months ended September 30, 2015 were $5.6 million and $16.7 million, respectively. Purchases prior to the Merger only included purchases from MWV. See Note 2 for more information regarding the Merger.
Subsequent to May 15, 2016, the Company was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Consolidated and Combined Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Consolidated and Combined Balance Sheet and prior to payment reflected as accounts payable in our Consolidated and Combined Balance Sheet. The Company's ongoing relationship with WestRock is governed by the Separation Agreements. As further described in Note 1, the Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the day of separation we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party and included within Net parent investment in the Combined Balance Sheet. This amount has since been paid to WestRock.
Note 12: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Consolidated and Combined Financial Statements as though the Company participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans, prior to the Separation, for the nine months ended September 30, 2016 were $3.2 million. For the three and nine months ended September 30, 2015, net periodic benefit costs were $2.5 million and $7.2 million, respectively.
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
On May 16, 2016, Ingevity established new qualified and non-qualified benefit plans, similar in design to the WestRock plans, to continue the pension and post-retirement benefits provided to our employees and retirees based on the obligations assumed from WestRock. Prior to May 16, 2016 Ingevity adopted the Ingevity Corporation Retirement Savings Plan (401(k) plan) effective January 1, 2016 as Ingevity employees ceased participating in the WestRock 401(k) plan on December 31, 2015. For our domestic salaried employees who will no longer participate in the WestRock pension plan, Ingevity provides an enhanced 401(k) contribution. The enhanced benefits consist of a transition contribution of four or ten percent of the employee’s eligible compensation for

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

employees who were grandfathered in the WestRock cash balance and final average pay pension respectively. The transition contributions will continue to December 31, 2020, unless the grandfathered employee terminates employment sooner.
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

(2)	Included in "Other Assets" on the Consolidated and Combined Balance Sheet. The projected benefit obligation assumed and assets acquired were calculated as of the date of Separation.

(3)	Included in "Other Liabilities" on the Consolidated and Combined Balance Sheet.

Our net periodic benefit costs for pension and other post-retirement pension plans recognized post separation in the three and nine months ended September 30, 2016 was $0.2 million and $0.3 million, respectively. We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three and nine months ended September 30, 2016 nor do we expect to make any voluntary cash contributions in 2016.
Note 13: Business separation
In connection with the Separation as further described in Note 1 and Note 2, the Company has incurred pre-tax separation costs as shown in the table below. These costs were primarily related to professional fees associated with separation activities within the finance, tax and legal functions.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Separation costs	$2.5	$5.5	$13.6	$11.8
Note 14: Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on the Company's operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net recorded within Other (income) expense, net on our Consolidated and Combined Statement of Operations. These costs are excluded from our operating segment results.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

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
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, the Company recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $2.0 million to be paid beginning in the fourth quarter of 2016. Refinery production is expected to cease by year end with decommissioning of the facility to end by mid-2017. The Company expects additional exit and disposal costs incurred and paid through the first half of 2017 in the range of $2 million to $3 million.
During the first quarter of 2016, the Company announced the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.5 million of additional miscellaneous exit costs during the three months ended September 30, 2016. Additionally during the nine months ended September 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
During the first quarter of 2016, the Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and nine months ended September 30, 2016, the Company recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). The Company also recorded an impairment charge on fixed assets of zero and $0.3 million in the three and nine months ended September 30, 2016, respectively (related to the Performance Chemicals segment).
2015 activities
Income related to an additional gain on the 2014 sales of the Company's Performance Materials' air purification business in the three and nine months ended September 30, 2015 was $0.4 million and $1.1 million, respectively.
Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.4)	$—	$(1.1)
Severance and other employee-related costs (1)	2.0	—	6.5	—
Asset write-downs (2)	30.2	—	30.6	—
Other (income) charges, net (3)	0.5	—	1.2	—
Total restructuring and other (income) charges, net	$32.7	$(0.4)	$38.3	$(1.1)
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2015 (1)	Reserve (2)	Payments	Other (3)	9/30/2016 (1)
Restructuring Reserves	$—	7.7	(4.9)	(0.1)	$2.7
_______________

(1)	Included in "Accrued Expenses" on the Consolidated and Combined Balance Sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 15: Income Taxes
For the three and nine months ended September 30, 2016 and 2015, the effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective tax rate	145.7%	39.0%	55.2%	36.9%
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”). The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter can materially impact the reported effective tax rate. As a global enterprise, our tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there can be significant volatility in interim tax provisions.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

The below chart provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2016			2015
in millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Combined operations	$10.5	$15.3	145.7%	$40.5	$15.8	39.0%

Discrete items:
Separation costs (1)	2.5	0.9		5.5	1.3
Restructuring & other (income) charges	32.7	—		(0.4)	(0.1)
Results of legal entities with full valuation allowances (2)	3.3	—		4.0	—
Total discrete items	38.5	0.9		9.1	1.2

Consolidated and combined operations, before discrete items	$49.0	$16.2		$49.6	$17.0
Quarterly effect of changes in the EAETR			33.1%			34.3%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 13 for more information on the costs incurred.

(2)	Legal entities within the combined results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

	Nine Months Ended September 30,
	2016			2015
in millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Combined operations	$68.7	$37.9	55.2%	$120.5	$44.5	36.9%

Discrete items:
Separation costs (1)	13.6	3.2		11.8	2.7
Restructuring & other (income) charges	38.3	1.1		(1.1)	(0.4)
Results of legal entities with full valuation allowances (2)	6.1	—		8.2	—
Other tax only discrete items	—	(0.2)		—	0.3
Total discrete items	58.0	4.1		18.9	2.6

Consolidated and combined operations, before discrete items	$126.7	$42.0		$139.4	$47.1
EAETR (3)			33.1%			33.8%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 13 for more information on the costs incurred.

(2)	Legal entities within the combined results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	The decrease in the EAETR for the nine months ended September 30, 2016 as compared to September 30, 2015 is primarily due to income mix between domestic and foreign subsidiaries.
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

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

Note 17: Segment information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net sales
Performance Materials	$79.3	$63.9	$224.6	$191.9
Performance Chemicals	172.7	192.6	480.0	566.0
Total net sales (1)	252.0	256.5	704.6	757.9

Segment operating profit (2)
Performance Materials	27.6	20.3	81.5	64.5
Performance Chemicals	21.9	30.4	53.3	80.3
Total segment operating profit (1)	49.5	50.7	134.8	144.8

Separation costs (3)	(2.5)	(5.5)	(13.6)	(11.8)
Restructuring and other income (charges) (4)	(32.7)	0.4	(38.3)	1.1
Interest expense, net	(3.8)	(5.1)	(14.2)	(13.6)
Provision for income taxes	(15.3)	(15.8)	(37.9)	(44.5)
Net income (loss) attributable to noncontrolling interests	(2.3)	(1.3)	(6.0)	(3.7)
Net income (loss) attributable to Ingevity stockholders	$(7.1)	$23.4	$24.8	$72.3
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

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

(4)
For the three and nine months ended September 30, 2016, the charges related to Performance Materials: zero and $0.8 million, respectively and Performance Chemicals: $32.7 million and $37.5 million, respectively. For the three and nine months ended September 30, 2015 the income related to Performance Materials: $0.4 million and $1.1 million, respectively.

Note 18: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 was based on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 was based on the number of shares of Ingevity common stock outstanding on the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings (loss) per share for the three and nine months ended September 30, 2015 since the 42,102 thousand shares that were distributed on the Distribution Date were not outstanding for those periods. For the three months ended September 30, 2016, we had a net loss attributable to Ingevity stockholders, as such all potential common shares were excluded from diluted earnings (loss) per share.

Ingevity Corporation
Notes to the Consolidated and Combined Financial Statements
September 30, 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (except share and per share data)	2016	2015	2016	2015
Net income (loss) attributable to Ingevity stockholders	$(7.1)	$23.4	$24.8	$72.3

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$(0.17)	$0.56	$0.59	$1.72
Diluted earnings (loss) per share	$(0.17)	$0.56	$0.59	$1.72

Shares (2):
Weighted average number of shares of common stock outstanding - Basic	42,103	42,102	42,103	42,102
Weighted average additional shares assuming conversion of potential common shares	—	—	86	—
Shares - diluted basis	42,103	42,102	42,189	42,102
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 is calculated using the number of common shares distributed on May 15, 2016.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Average number of potential common shares - antidilutive	125	—	3	—

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

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the automotive market may adversely affect demand for our automotive carbon products;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by government infrastructure spending;

•	the Company’s printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

•
the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other matters such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;

•	our ability to protect our intellectual property and other proprietary information;

•	information technology security risks;

•	government policies and regulations, including, but not limited, to those affecting the environment, climate change, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

Overview
Ingevity Corporation ("Ingevity" or the "Company") is a leading global manufacturer of specialty chemicals and high performance carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Materials and Performance Chemicals.
The Performance Materials segment primarily produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The automotive carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds which contain hazardous air pollutants. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
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
Unless the context otherwise requires, references to "we," "us," "our," "Ingevity" and the "Company" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Separation.

Results of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
The following table presents the consolidated and combined statements of operations of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net sales	$252.0	$256.5	$704.6	$757.9
Cost of sales	171.0	178.9	487.5	526.1
Gross profit	81.0	77.6	217.1	231.8
Selling, general and administrative expenses	29.7	28.0	86.2	88.3
Separation costs	2.5	5.5	13.6	11.8
Restructuring and other (income) charges, net	32.7	(0.4)	38.3	(1.1)
Other (income) expense, net	1.8	(1.1)	(3.9)	(1.3)
Interest expense, net	3.8	5.1	14.2	13.6
Income before income taxes	10.5	40.5	68.7	120.5
Provision for income taxes	15.3	15.8	37.9	44.5
Net income (loss)	(4.8)	24.7	30.8	76.0
Less: Net income (loss) attributable to noncontrolling interests	2.3	1.3	6.0	3.7
Net income (loss) attributable to Ingevity stockholders	$(7.1)	$23.4	$24.8	$72.3
Comparison of Three and Nine Months Ended September 30, 2016 and 2015
The table below shows the 2016 net sales and percentage variances from 2015:

In millions	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$252.0	(2)%	1%	(2)%	(1)%
Net sales - nine months ended September 30	$704.6	(7)%	—%	(1)%	(6)%

Net sales
Three Months Ended September 30, 2016 vs. 2015
Net sales were $252.0 million and $256.5 million for the three months ended September 30, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $14.4 million (six percent of sales) across all Performance Chemicals' product lines as well as unfavorable pricing and product mix of $6.2 million (two percent of sales) in certain industrial specialties and oilfield technologies products within Performance Chemicals due to pricing pressure from competing materials. The sales decrease was partially offset by volume gains of $12.7 million (five percent of sales) in Performance Materials due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, favorable pricing and product mix of $2.0 million (one percent of sales) in Performance Chemicals' pavement technologies and Performance Materials, in addition to foreign exchange of $1.4 million.
Nine Months Ended September 30, 2016 vs. 2015
Net sales were $704.6 million and $757.9 million for the nine months ended September 30, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $70.3 million (nine percent of sales) across all Performance Chemicals' product lines as well as unfavorable pricing and product mix of $18.3 million (two percent of sales) in certain industrial specialties and oilfield technologies products within Performance Chemicals due to pricing pressure from competing materials. The sales decrease was partially offset by volume gains of $25.4 million (three percent of sales) in Performance Materials due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption. Favorable pricing and product mix of $10.0 million (one percent of sales) in Performance Chemicals' pavement technologies product line and Performance Materials also partially offset the decline in sales.
Cost of sales
Three Months Ended September 30, 2016 vs. 2015
Cost of sales were $171.0 million (68% of sales) and $178.9 million (70% of sales) for the three months ended September 30, 2016 and 2015, respectively. Reduced cost of sales was driven by sales volume declines resulting in a $2.4 million reduction to cost of sales, lower input costs related to petroleum-based raw materials, energy, freight, and CTO impacting cost of sale by $4.8 million as well as favorable manufacturing productivity of $1.0 million. These decreases were partially offset by an increase of $0.3 million primarily due to the strengthening of the Brazilian real versus the U.S. dollar.
Nine Months Ended September 30, 2016 vs. 2015
Cost of sales were $487.5 million (69% of sales) and $526.1 million (69% of sales) for the nine months ended September 30, 2016 and 2015, respectively. Sales volume declines during the period contributed to a reduction in cost of sales of $30.7 million. The devaluation of the Brazilian real versus the U.S. dollar reduced cost of sales during the period by $2.6 million and lower input costs related to petroleum-based raw materials, energy, freight and CTO drove an additional $16.7 million decrease. These decreases were partially offset by increased manufacturing-related spending of $11.4 million due to unfavorable productivity including costs related to the startup of our Performance Materials' activated carbon manufacturing facility in Zhuhai, China.
Selling, general and administrative expenses
Three Months Ended September 30, 2016 vs. 2015
Selling, general and administrative expenses were $29.7 million (12% of sales) and $28.0 million (11% of sales) for the three months ended September 30, 2016 and 2015, respectively. Selling, general, and administrative expenses increased due to higher employee-related costs partially offset by cost reduction initiatives that commenced in early 2016.

Nine Months Ended September 30, 2016 vs. 2015
Selling, general and administrative expenses were $86.2 million (12% of sales) and $88.3 million (12% of sales) for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the nine months ended September 30, 2016 is due to cost reduction initiatives partially offset by higher employee-related costs.
Separation costs
Three Months Ended September 30, 2016 vs. 2015
Separation costs of $2.5 million and $5.5 million for the three months ended September 30, 2016 and 2015, respectively, were expenses related to the Separation. See Note 13 within the Consolidated and Combined Financial Statements within this Form 10-Q for more information.
Nine Months Ended September 30, 2016 vs. 2015
Separation costs of $13.6 million and $11.8 million for the nine months ended September 30, 2016 and 2015, respectively, were expenses related to the Separation. See Note 13 within the Consolidated and Combined Financial Statements within this Form 10-Q for more information.
Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2016 vs. 2015
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, the Company recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $2.0 million to be paid beginning in the fourth quarter of 2016. Refinery production is expected to cease by year end with decommissioning of the facility to end by mid-2017. The Company expects additional exit and disposal costs incurred and paid through the first half of 2017 in the range of $2 million to $3 million.
During the first quarter 2016, the Company announced the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.5 million of additional miscellaneous exit costs during the three months ended September 30, 2016. Additionally, during the nine months ended September 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
During the first quarter 2016, the Company also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and nine months ended September 30, 2016, the Company recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the nine months ended September 30, 2016 (related to the Performance Chemicals segment).
2015 activities
Income related to an additional gain on the 2014 sale of the Company's Performance Materials' air purification business in the three and nine months ended September 30, 2015 was $0.4 million and $1.1 million, respectively.

Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.4)	$—	$(1.1)
Severance and other employee-related costs (1)	2.0	—	6.5	—
Asset write-downs (2)	30.2	—	30.6	—
Other (income) charges, net (3)	0.5	—	1.2	—
Total restructuring and other (income) charges, net	$32.7	$(0.4)	$38.3	$(1.1)
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

Interest expense, net
Three Months Ended September 30, 2016 vs. 2015
Interest expense, net was $3.8 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense consisted of $1.5 million and $1.6 million related to capital lease obligations and zero and $3.5 million in allocated interest expense from WestRock for the three months ended September 30, 2016 and 2015, respectively. Additionally, in the three months ended September 30, 2016, there was interest expense of $2.8 million associated with our Facilities and interest income of $0.5 million associated with our restricted investment. See Note 8 within the Consolidated and Combined Financial Statements within this Form 10-Q for more information on our Facilities and our restricted investment.
Nine Months Ended September 30, 2016 vs. 2015
Interest expense, net was $14.2 million and $13.6 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense primarily consisted of $4.6 million and $4.9 million related to capital lease obligations and $7.2 million and $8.5 million in allocated interest expense from WestRock for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the allocated interest expense from WestRock in 2016 compared to 2015 is due to the Separation which occurred on May 15, 2016 because following the Separation, there was no longer any allocated interest expense from WestRock. Additionally, in the nine months ended September 30, 2016, there was interest expense of $4.4 million associated with our Facilities and interest income of $0.7 million associated with our restricted investment. See Note 8 within the Consolidated and Combined Financial Statements within this Form 10-Q for more information on our Facilities and our restricted investment. The Company recorded a reduction of interest expense for capitalized interest of $1.6 million in the nine months ended September 30, 2016.

Provision for income taxes
Three Months Ended September 30, 2016 vs. 2015
The Company’s effective tax rate was 145.7% and 39.0% for the three months ended September 30, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to the unfavorable result of legal entities with full valuation allowances, including the $32.2 million charge associated with the exit of refinery operations in Palmeira, Santa Catarina, Brazil. Excluding discrete items, the effective rate was 33.1% compared to 34.3% for the three months ended September 30, 2016 and 2015, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Consolidated and Combined Financial Statements included within this Form 10-Q.
Nine Months Ended September 30, 2016 vs. 2015
The Company’s effective tax rate was 55.2% and 36.9% for the nine months ended September 30, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs associated with the Separation in 2016 and the unfavorable results of legal entities with full valuation allowances, including the $32.2 million charge associated with the exit of our refinery operations in Palmeira, Santa Catarina, Brazil. Excluding discrete items, the effective rate was 33.1% compared to 33.8% for the nine months ended September 30, 2016 and 2015, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Consolidated and Combined Financial Statements included within this Form 10-Q.

Net income attributable to Ingevity stockholders
Three Months Ended September 30, 2016 vs. 2015
Net income (loss) attributable to Ingevity stockholders was $(7.1) million and $23.4 million for the three months ended September 30, 2016 and 2015, respectively. This decrease of $30.5 million was primarily driven by the $32.2 million charge associated with the exit of our Performance Chemicals' refinery operations in Palmeira, Santa Catarina, Brazil as well as declines in segment operating profit in Performance Chemicals of $8.5 million partially offset by increased segment operating profit in Performance Materials of $7.3 million and a lower provision for tax expense of $0.5 million in 2016 compared to 2015.
Nine Months Ended September 30, 2016 vs. 2015
Net income (loss) attributable to Ingevity stockholders was $24.8 million and $72.3 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease of $47.5 million was primarily driven by the $32.2 million charge associated with the exit of our Performance Chemicals' refinery operations in Palmeira, Santa Catarina, Brazil as well as declines in segment operating profit in Performance Chemicals of $27.0 million and higher interest expense of $0.6 million in 2016 compared to 2015 partially offset by increased segment operating profit in Performance Materials of $17.0 million and a lower provision for tax expense of $6.6 million in 2016 compared to 2015.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of the Company’s segments. The Company’s segments are (i) Performance Materials and (ii) Performance Chemicals.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Combined Financial Statements included in our Information Statement filed with our Registration Statement.

Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$79.3	$63.9	$224.6	$191.9
Segment operating profit	$27.6	$20.3	$81.5	$64.5
Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Performance Materials (In millions)	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$79.3	24%	2%	2%	20%
Net sales - nine months ended September 30	$224.6	17%	1%	3%	13%
Three Months Ended September 30, 2016 vs. 2015
Segment net sales for the Performance Materials segment were $79.3 million and $63.9 million for the three months ended September 30, 2016 and 2015, respectively. The sales increase in 2016 was driven by $12.7 million (20 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, $1.6 million (two percent of sales) in pricing and product mix improvements from gains in the automotive carbon market, and $1.1 million (two percent of sales) of favorable foreign exchange primarily due to the appreciation of the Japanese yen versus the U.S. dollar.
Segment operating profit for the Performance Materials segment was $27.6 million and $20.3 million for the three months ended September 30, 2016 and 2015, respectively. Segment operating profit increased $7.3 million primarily due to $1.6 million in favorable pricing and mix in automotive emissions, $4.9 million in favorable volume, $0.1 million in deflation on energy, raw materials, and freight, and a net $2.6 million from favorable productivity due to cost reduction initiatives. These increases were partially offset by $1.9 million in higher depreciation and amortization expense in 2016 compared to 2015.
Nine Months Ended September 30, 2016 vs. 2015
Segment net sales for the Performance Materials segment were $224.6 million and $191.9 million for the nine months ended September 30, 2016 and 2015, respectively. The sales increase in 2016 was driven by $25.4 million (13 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, $5.4 million (three percent of sales) in pricing and product mix improvements from gains in the automotive carbon market, and $1.9 million (one percent of sales) of favorable foreign exchange primarily due to the appreciation of the Japanese yen versus the U.S. dollar.
Segment operating profit for the Performance Materials segment was $81.5 million and $64.5 million for the nine months ended September 30, 2016 and 2015, respectively. Segment operating profit increased by $17.0 million primarily due to $5.4 million in favorable pricing and product mix within automotive emissions, $10.8 million in favorable volume, $0.7 million in deflation on energy, raw materials, and freight, and a net $3.6 million from favorable productivity due to cost reduction initiatives partially offset by costs related to the startup of our Performance Materials' activated carbon manufacturing facility in Zhuhai, China. These increases were partially offset by $3.5 million in higher depreciation and amortization expense in 2016 compared to 2015.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net sales
Pavement Technologies product line	$54.3	$59.7	$129.4	$129.0
Oilfield Technologies product line	15.5	18.9	43.9	62.4
Industrial Specialties product line	102.9	114.0	306.7	374.6
Total Performance Chemicals - Net sales	$172.7	$192.6	$480.0	$566.0

Segment operating profit	$21.9	$30.4	$53.3	$80.3
Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Performance Chemicals (In millions)	2016	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$172.7	(10)%	—%	(3)%	(7)%
Net sales - nine months ended September 30	$480	(15)%	(1)%	(2)%	(12)%
Three Months Ended September 30, 2016 vs. 2015
Segment net sales for the Performance Chemicals segment were $172.7 million and $192.6 million for the three months ended September 30, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $14.4 million (seven percent of sales) driven by unfavorable volume in all Performance Chemicals' product lines and $6.2 million (three percent of sales) of unfavorable pricing and product mix in certain industrial specialties and oilfield technologies products due to pricing pressure from competing materials. These decreases were partially offset by $0.3 million of favorable foreign currency exchange primarily due to the appreciation of the Brazilian real versus the U.S. dollar and price and product mix growth of $0.4 million in high value strategic markets for pavement technologies compared to 2015.
Segment operating profit for the Performance Chemicals segment was $21.9 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively. Segment operating profit decreased $5.8 million due to unfavorable pricing and product mix, $3.1 million due to lower sales volume, and $4.8 million due to reduced throughput partially offset by cost savings initiatives. These decreases were partially offset by $4.7 million of deflation on petroleum-based raw materials, energy and freight, and CTO compared to 2015 and $0.5 million of lower depreciation and amortization expense in 2016 compared to 2015.
Nine Months Ended September 30, 2016 vs. 2015
Segment net sales for the Performance Chemicals segment were $480.0 million and $566.0 million for the nine months ended September 30, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $70.3 million (12 percent of sales) driven by unfavorable volume in all Performance Chemicals' product lines, $18.3 million (three percent of sales) of unfavorable pricing and product mix in certain industrial specialties and oilfield technologies products due to pricing pressure from competing materials and $1.9 million (one percent of sales) of unfavorable foreign currency exchange primarily due to the devaluation of the Brazilian real versus the U.S. dollar. These decreases were partially offset by price and product mix growth of $3.8 million (one percent) in high value strategic markets for pavement technologies compared to 2015.

Segment operating profit for the Performance Chemicals segment was $53.3 million and $80.3 million for the nine months ended September 30, 2016 and 2015, respectively. Segment operating profit decreased primarily due to $13.8 million from unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain industrials specialties and oilfield technologies products, $19.1 million from lower sales volume, and $10.9 million from lower throughput partially offset by cost savings initiatives. These decreases were partially offset by $16.1 million of deflation on petroleum-based raw materials, energy and freight, and CTO compared to 2015 and $0.7 million of lower depreciation and amortization expense in 2016 compared to 2015.

Use of Non-GAAP Financial Measures
Ingevity has presented certain financial measures, defined below, which have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. The below financial measures are utilized by management as some of the primary measures of profitability.
The Company believes these non-GAAP financial measures provide management as well as investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe Adjusted EBITDA and Segment EBITDA are useful measures because they exclude the effects of financing and investment activities as well as non-operating activities.
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

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net income (GAAP)	$(4.8)	$24.7	$30.8	$76.0
Provision for income taxes	15.3	15.8	37.9	44.5
Interest expense	3.8	5.1	14.2	13.6
Depreciation and amortization	10.1	8.7	28.4	25.6
Separation costs	2.5	5.5	13.6	11.8
Restructuring and other (income) charges	32.7	(0.4)	38.3	(1.1)
Adjusted EBITDA (Non-GAAP)	$59.6	$59.4	$163.2	$170.4
Adjusted EBITDA
Three Months Ended September 30, 2016 vs. 2015
Adjusted EBITDA was $59.6 million and $59.4 million for three months ended September 30, 2016 and 2015, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Nine Months Ended September 30, 2016 vs. 2015
Adjusted EBITDA was $163.2 million and $170.4 million for nine months ended September 30, 2016 and 2015, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Segment operating profit (GAAP)	$27.6	$20.3	$81.5	$64.5
Depreciation and amortization	4.7	2.8	11.6	8.1
Segment EBITDA (Non-GAAP)	$32.3	$23.1	$93.1	$72.6

Performance Chemicals	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Segment operating profit (GAAP)	$21.9	$30.4	$53.3	$80.3
Depreciation and amortization	5.4	5.9	16.8	17.5
Segment EBITDA (Non-GAAP)	$27.3	$36.3	$70.1	$97.8

Performance Materials
Three Months Ended September 30, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $32.3 million and $23.1 million for the three months ended September 30, 2016 and 2015, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Nine Months Ended September 30, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $93.1 million and $72.6 million for the nine months ended September 30, 2016 and 2015, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended September 30, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $27.3 million and $36.3 million for the three months ended September 30, 2016 and 2015, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Nine Months Ended September 30, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $70.1 million and $97.8 million for the nine months ended September 30, 2016 and 2015, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Total Company Outlook
For revenue, favorable volume and pricing in Performance Materials and in Performance Chemicals’ pavement technologies applications are expected to be more than offset by negative pricing pressure and volume in Performance Chemicals’ industrial specialties and oilfield technologies applications. 2016 Adjusted EBITDA is expected to be flat to slightly higher compared to 2015. This is driven by expected incremental costs to be incurred as an independent public company, including costs to replace services previously provided by WestRock as well as other stand-alone costs. Offsetting these incremental public company costs are cost savings driven by a series of implemented cost reduction initiatives. The cost reduction initiatives include reductions in selling, general and administrative costs, supply chain spending reduction initiatives, and plant spending reductions. Additionally we will begin to see benefits from our major capital expansion projects that took place in 2014 and 2015. As these projects are reaching completion, we expect a reduction in capital spending versus each of the prior two years.

Fiscal Year 2016 Guidance
We expect to deliver fiscal year 2016 Net sales of $895 million to $905 million and Adjusted EBITDA of $192 million to $197 million. A reconciliation of Net Income to Adjusted EBITDA as projected for 2016 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include additional separation costs associated with the Separation and further restructuring and other income (charges) incurred in 2016 as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.

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
Cash and cash equivalents totaled $27.1 million at September 30, 2016. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold the Company’s cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of the Company’s operations, a portion of its cash is held outside the United States. The cash and cash equivalents balance at September 30, 2016 included $17.4 million held by our foreign subsidiaries. We believe that our foreign holdings of cash will not have a material adverse impact on the liquidity of our domestic operations. The Company does not currently expect to repatriate cash earnings from its foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions.
Separation and Distribution impact on liquidity
We do not expect the financing transaction we have entered (see Note 8 within the Consolidated and Combined Financial Statements within the Form 10-Q for more information) in connection with the Separation, including the payment of the distribution to WestRock, to impact our cash flow requirements for 2016 or the foreseeable future. We expect to deleverage by using cash flow from operations to repay outstanding borrowings associated with the Separation. In addition, we expect our cash flow from operations combined with cash on hand to be sufficient to meet our working capital needs. We believe these sources will be sufficient to fund our planned operations and in meeting our interest and other contractual obligations. As of September 30, 2016 our available capacity under our revolving credit facility is $255.8 million. In addition, we were in compliance with all debt covenants as of September 30, 2016.
Cash flow comparison of Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
In millions	2016	2015
Net cash provided (used) by operating activities	$74.6	$35.1
Net cash provided (used) by investing activities	(106.7)	(63.0)
Net cash provided (used) by financing activities	28.0	36.2
Cash flows provided (used) by operating activities
During the first nine months of 2016, cash flow provided by operations increased primarily due to working capital reductions compared to 2015. Working capital reductions in the first nine months of 2016 when compared to the first nine months of 2015 are primarily driven by increases in accrued expenses partially offset by increases in inventory balances. Below provides a description of the changes to working capital during 2016 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	September 30, 2016	December 31, 2015
Cash and cash equivalents	$27.1	$32.0
Accounts receivable, net	108.0	96.2
Inventories, net	154.7	151.0
Prepaid and other current assets	23.5	20.2
Total current assets	$313.3	$299.4
Current assets as of September 30, 2016 increased $13.9 million compared to December 31, 2015 primarily due to increases in accounts receivable. Accounts receivable, net as of September 30, 2016 increased $11.8 million consistent with the higher revenues in the quarter ended September 30, 2016 compared to the quarter ended December 31, 2015. Inventories, net increased by $3.7 million, driven by higher volume of raw materials, including CTO.

In millions	September 30, 2016	December 31, 2015
Accounts payable	$74.4	$64.8
Accrued expenses	18.9	12.2
Accrued payroll and employee benefits	20.2	10.0
Notes payable	5.0	9.4
Income taxes payable	0.5	0.8
Total current liabilities	$119.0	$97.2
Current liabilities as of September 30, 2016 increased by $21.8 million compared to December 31, 2015 primarily driven by increases in accrued expenses and accounts payable. Accrued expenses increased due to accrued payroll and employee benefits.
Cash flows provided (used) by investing activities
For the nine months ended September 30, 2016, cash used in investing activities was primarily related to $69.1 million invested in a trust. In accordance with the Separation Agreements, we used a portion of the proceeds from our debt borrowing to be held in a restricted trust. The trust, presented as restricted investment on our Consolidated and Combined Balance Sheet, is to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027. Refer to Note 8 in these Consolidated and Combined financial statements for more information. Outside of this investing activity, the cash used in investing activities each period is typically driven by capital expenditures. In the nine months ended September 30, 2016 and 2015, capital spending included base maintenance capital supporting ongoing operations and significant growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in Charleston, South Carolina supporting the adhesives, pavement and oilfield markets.

Capital expenditure categories	September 30,
In millions	2016	2015
Maintenance	$19.7	$17.3
Safety, health and environment	4.8	4.8
Growth and cost improvement	12.8	41.5
Total capital expenditures	$37.3	$63.6
Projected 2016 capital expenditures are expected to be $60 million to $65 million.

Cash flows provided (used) by financing activities
As WestRock managed the Company’s cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Cash provided by financing activities in the nine months ended September 30, 2016 was $28.0 million and was driven by net borrowings of $428.7 million (refer to Note 8 in the Consolidated and Combined financial statements for more information) and an inflow from transactions with WestRock of $51.4 million offset by a distribution to WestRock at Separation of $448.5 million. Cash provided by financing activities in the nine months ended September 30, 2015 was $36.2 million and was driven by net short term borrowings of $8.3 million and an inflow from transactions with WestRock of $30.6 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2015 can be found in a table on page 63 included within Information Statement filed with our Registration Statement. The only significant change to our contractual commitments since the filing of our Registration Statement is the borrowings under our Facilities. For information regarding borrowings made under our Facilities, see Note 8 within the Consolidated and Combined Financial Statements within this Form 10-Q. Our obligations under the Facilities and short-term debt are summarized below.

	Expected Cash Payments by Year
In millions	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt maturities including capital lease obligations	$521.7	$5.0	$33.7	$403.0	$80.0

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

•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
The Company has foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 24 percent of its net sales in the first nine months of 2016. The Company’s significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which the Company has exchange rate exposure are the U.S. dollar versus the euro, the Brazilian real, the Japanese yen and the Chinese yuan. In addition, certain of the Company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the Company also makes inter-company sales. All of this exposes the Company to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. The U.S. dollar versus the euro is the Company’s most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rates during the nine months ended September 30, 2016 and 2015, would have changed the Company’s net sales and income before income taxes by approximately $6 million or one percent and $4 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. The Company had accounts receivable relating to its largest customer of $17 million and $15 million as of September 30, 2016 and December 31, 2015, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. Pricing for CTO (which accounts for approximately 13 percent of all of our cost of sales and 39 percent of our raw materials purchases for the first nine months of 2016) is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. The Company tries to protect against such pricing fluctuations through various business strategies. Based on average pricing during the nine months ended September 30, 2016, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $6 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the nine months ended September 30, 2016. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the nine months ended September 30, 2016 a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.8 million.
Historically, prior to the Merger, the Company entered into natural gas hedges in order to better predict and control the future cost of natural gas consumed at the Company’s plants. There are no natural gas derivatives contracts outstanding at September 30, 2016.

Interest Rate Risk
As of September 30, 2016, approximately $440.5 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 27 percent.
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

As of September 30, 2016, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
John C. Fortson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: November 3, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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
______________
† Indicates a management contract or compensatory plan or arrangement.