Form 10-K
period 2016-12-31
Ingevity Corp
filed 2017-03-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	47-4027764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5255 Virginia Avenue
North Charleston, South Carolina 29406
(Address of principal executive offices) (Zip code)
843-740-2300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

	Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	☐	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	☒	☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
	☒	☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K.
☒
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
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2016, the aggregate market value of common stock held by non-affiliates of the Registrant was $1,433,127,614. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 42,125,358 shares of common stock, $0.01 par value, outstanding at February 28, 2017.

Documents Incorporated by Reference
Portions of the Company's 2017 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

Ingevity Corporation
Form 10-K

Index
PART I

Item 1. Business
General
Ingevity’s business originated as part of the operations of its initial parent company, Westvaco Corporation, a paper and packaging company, using co-products of the kraft pulping process, primarily crude tall oil ("CTO") and lignin, as well as hardwood sawdust. Ingevity operated as a division of Westvaco Corporation and its corporate successors, including MeadWestvaco Corporation and WestRock Company, since 1964. Ingevity separated from WestRock Company on May 15, 2016.
Ingevity Corporation was incorporated in Delaware on March 27, 2015. The address of Ingevity’s principal executive offices is 5255 Virginia Avenue, North Charleston, South Carolina 29406. Ingevity maintains a website at www.ingevity.com. Ingevity’s website and the information contained in or connected to the website will not be deemed to be incorporated in this document, and you should not rely on any such information in making an investment decision.
Ingevity
Ingevity is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. Our deep technical expertise and experience, flexible manufacturing, distinctive chemistry, global reach and focus on innovation and application development provide our customers with the ability to enhance their own products and competitive position in the markets they serve.
Ingevity’s specialty chemical products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, agrochemicals, adhesives, lubricants and printing inks. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally, having supplied products in this application for over 30 years. Our products meet highly specialized, complex customer needs in the industries in which they are used. As customer applications become more demanding, Ingevity’s products become increasingly specialized and represent a critical component of our customers’ products, typically at a modest input cost relative to the customer’s overall product cost. This value creation - significant performance impact versus relatively low input cost - provides some measure of stability as customers may be reluctant to face the performance risk potentially associated with switching over to competitors’ offerings.
With a history of innovation spanning 100 years, we have grown into a global leader in the markets we serve with over $900 million in sales in 2016, serving customers in approximately 65 countries from our United States and China manufacturing facilities. Our global engineering, technical, sales and application support teams closely collaborate with our customers, and, importantly, with their customers. With our deep technical expertise and experience in our customers’ applications and end markets, we have the capacity and flexibility to anticipate and respond to changing market conditions and customer demands and to develop proactive solutions that provide our customers - and therefore us - with a distinct competitive advantage. Additionally, the quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our resources towards their most profitable and attractive uses and geographies in response to changing market conditions.
We participate in attractive, higher growth sectors of the global specialty chemicals industry. The broadly defined specialty chemicals industry is expected to experience a 3.5% compound annual growth rate ("CAGR") from 2015 through 2020, according to IHS, Inc., a leading provider and analyst of industry information for, among other things, the chemical industry. Ingevity focuses on targeted markets within that space that are expected to outpace the broader specialty chemicals market growth rate, supported by long-term secular growth trends in infrastructure preservation and development, innovation in unconventional oil exploration and production and increasing global food production demands. We also participate in more commoditized sectors, where we sell our functional chemistries, including tall oil fatty acid ("TOFA") and biofractions, directly into the marketplace with low differentiation, and where we sell certain activated carbons for use in some purification processes. Additionally, our specialized automotive carbon business, which engineers, manufactures and sells wood-based activated carbon used in gasoline vapor emission control systems, is expected to benefit from increasingly stringent vehicle emission standards worldwide that our products are uniquely designed and qualified to meet. The annual global sales of light duty vehicles (i.e. passenger and light commercial vehicles) that are powered with gasoline are forecast to grow from approximately 71 million to approximately 90 million vehicles (+28%) from 2015 to 2025. All of this growth is expected to occur outside of the United States and Canada in countries and regions where gasoline vapor emission standards significantly lag the modern, highly effective standards of the United States and Canada. This

Index
PART I

provides significant upside potential in addition to the already favorable macroeconomic growth trends of the global automotive industry.
We report in two business segments, Performance Materials and Performance Chemicals. Our Performance Materials segment consists of our carbon technologies business which primarily produces automotive carbon products used in gasoline vapor emission control systems. Our Performance Chemicals segment primarily addresses applications in three product families: pavement technologies, oilfield technologies and industrial specialties.
The chart below illustrates our revenue by segment, product family and sales by geography in 2016. For more information about our U.S. and foreign operations, see Note 19 of Notes to the Consolidated Financial Statements.

	Performance Materials	Performance Chemicals
Product Families	Carbon Technologies	Pavement Technologies	Oilfield Technologies	Industrial Specialties
Primary End Uses	Automotive gasoline vapor emissions control Process purification	Pavement preservation Adhesion promotion Warm mix asphalt technology	Well service additives Production and downstream chemicals	Adhesives Agrochemicals Lubricants Publication inks Industrial intermediates
2016 Revenue	$301 million	$607 million

Sales by Geography - Performance Materials

Rest of World: 0.7%
Europe: 12.5%
Asia Pacific: 24.8%
North America: 62.0%

Sales by Geography - Performance Chemicals
Rest of World: 3.1%
Europe: 18.7%
Asia Pacific: 10.6%
North America: 67.6%

Sales are assigned to geographic areas based on location to which product was shipped to a third party.

Our Core Strengths
Ingevity is committed to continued value creation for its customers and stockholders by focusing on its core strengths:
Leading Global Market Positions
We are a leader in the global pine chemicals industry, further distinguished by our focus on target markets that offer the potential for profitable growth, supported by long-term secular growth trends in infrastructure preservation and development, innovation in unconventional oil exploration and production and increasing global food production demands. Our products serve

Index
PART I

as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, agrochemicals, lubricants and printing inks. The quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our differentiated products towards their most profitable and attractive uses and geographies.
Ingevity is the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. This business is expected to benefit from increasingly stringent vehicle emission standards worldwide that our products are uniquely designed and qualified to meet. The annual global sales of light duty vehicles (i.e. passenger and light commercial vehicles) that are powered with gasoline are forecast to grow from approximately 71 million to approximately 90 million vehicles (+28%) from 2015 to 2025. Most of this growth is expected to occur outside of the United States and Canada in countries and regions where gasoline vapor emission standards significantly lag the modern, highly effective standards of the United States and Canada. This provides significant upside potential in addition to the already favorable macroeconomic growth trends of the global automotive industry.
Flexible Manufacturing Capabilities Optimize Asset Utilization
The quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our resources to their most profitable uses and geographies.
Our Performance Chemical assets include multipurpose chemical reactors that are capable of manufacturing products of varying chemistries that can serve multiple markets. For example, in our South Carolina facility, the newest reactor that was commissioned in 2015 is capable of producing products for pavement, oilfield and adhesives applications, while our Louisiana assets can be redirected with relative ease among various applications including asphalt, oilfield, adhesives and inks.
Our Performance Materials assets, which primarily produce automotive grade carbon, are also capable of producing a number of other activated carbon products for food, water, beverage and chemical purification applications, maximizing the productivity of these assets.
Deep Technical Expertise and Product Innovation Capability and Experience
We have deep technical expertise and market knowledge and insights, derived from customer relationships and research and development capabilities, that enable our innovation capacity. Innovation efforts are led and supported by our teams of technical experts and industry veterans, many of whom are considered the foremost experts in their fields, spread throughout our organization in key positions from product development to manufacturing to sales. Each of our business units has its own development and application laboratories that work in partnership with our customers to refine existing products and develop new innovative products that will drive value for Ingevity and our customers.
With our technical expertise and product innovation capability and experience, and by working closely with our customers, our technical experts can quickly offer application solutions that address our customers’ most difficult challenges. For example, when our road contractor customers vary the aggregate and/or asphalt to be used in a particular job mix, they call on our expertise to quickly reformulate the Ingevity additive chemistry needed for the revised mix, so that they can meet the original job specifications on time, regardless of the change. Our ability to swiftly understand and address our customers’ performance needs allows Ingevity to maintain and grow its partnerships with its customer base.
Unique Decades-Long Track Record of Automotive Carbon Products Meeting Emission Compliance Standards
Current U.S. federal and California regulatory standards and the recently promulgated China 6 nation standards require that gasoline vapor control devices remain effective for the entire life of the vehicles on which they are installed. Ingevity has a substantial, decades-long track record of providing life-of-vehicle product performance in a properly designed gasoline vapor control system. Our unique capability to engineer a very specific nanoscale porosity into the carbons on a large commercial scale allows the system designers to minimize the system’s size based on our carbon's ability to remain highly effective over a vehicle’s lifetime. Given the imperative for automotive manufacturers to produce vehicles capable of meeting these long-term requirements, or potentially face expensive recalls and unfavorable publicity, there is an increased risk to use the products of other producers who do not have a comparable, proven history and technical capability, particularly given the significant costs associated with non-compliance should a competitor’s product fail to maintain its effectiveness over vehicle lifetimes.

Index
PART I

Global Manufacturing and Supply Chain Reach
We have a global reach which allows us to effectively service multinational customers through a combination of our manufacturing facilities located in the United States and China and local talent strategically placed around the globe. In addition, our technology centers located in the United States, China, Europe and India give us the ability to service our customers throughout these regions, and provide us with market insights that allow us to develop customized solutions for local and regional markets. Our global engineering, technical, sales and application support teams serve customers in approximately 65 countries. Our global reach enables us to more effectively serve - and be the business partner of choice to - multinational companies that look to partners who can meet their needs on a consistent basis wherever they do business.
This capability also allows us to take advantage of future market trends. For example, our oilfield technology business has in the past been primarily focused on the North American market. Our global reach will allow us to pursue growth opportunities outside of the United States, particularly in the Middle East, which has not undergone as significant an output decline during the recent global slowdown in the oil and gas exploration industry.
Collaborative Customer and End User Relationships Drive Profitable Growth Opportunities
We take a partnership approach with our customers, investing resources to deeply understand their customers’ markets so that we can provide technologically advanced, tailored solutions that allow our customers to maintain a competitive advantage in the markets they serve. Our knowledge of our customers’ end markets provides us with insights that enable us to develop solutions that address opportunities or challenges and create value for our customers. For example, through our relationships with several automobile manufacturers (original equipment manufacturers, or “OEMs”) (often, our customers’ customer), we learned that certain vehicles were having trouble passing emissions certification tests based on a small amount of volatile organic compounds ("VOCs") migrating from the engine via the vehicles’ air intake systems. To address this issue, we developed several generations of activated carbon-based solutions, including activated carbon honeycombs and engineered activated carbon sheets, that manage these emissions while minimizing pressure drop in the air intake system - a key performance advantage to the OEMs. This drove demand for our product by addressing the needs of our customers’ customer. We believe this approach - driving demand for our products by developing solutions for our customers’ end markets - has been and will continue to be a significant driver of profitable growth.
Education of Government and Regulatory Bodies on Scientifically Based Policies and Specifications
Many of our customers’ markets are subject to increasing regulatory standards and mandates. For example, more stringent air quality standards drive reductions in automotive emissions or the use of recycled materials in the case of pavement technologies. With our technical expertise and experience, our teams are a valued resource and work directly with government and regulatory bodies, in support of our customers, as experts in their field to educate regulators about existing and innovative technologies that support their objectives or solve specific challenges. As the trend continues in mature and emerging markets towards more advanced solutions, we believe the ability to leverage our expertise to educate, advocate and promote sensible regulatory solutions will benefit our customers while driving incremental value within those markets. For example, Ingevity has globally recognized expertise in the highly specialized field of automotive gasoline vapor emissions. While tailpipe emissions on vehicles are well recognized, understood and regulated, gasoline vapor emissions from vehicles have been lightly regulated in many countries outside the United States and Canada. Our experts have educated authorities in other countries to help them understand and quantify the magnitude of these emissions and evaluate the highly effective solutions currently in use in the United States and Canada that can reduce these gasoline vapor emissions to “near zero” levels at a relatively low cost per vehicle.
Our engagement with regulators allows us to then work with our customers in order to help them respond and adapt to evolving and varying regulatory standards. For example, because of the stringent and differing regulatory compliance standards applicable to the global oilfield industry, our oilfield customers often turn to us over smaller, less sophisticated vendors in order to help them manage the complexities of compliance risk in chemical distribution and use throughout the world.
Highly Engaged, Performance and Safety-Driven Culture
We have assembled a highly talented, collaborative, committed and creative team which drives the success of our business. We believe in empowerment and accountability and encourage our employees to think boldly. Our collective ambition is keenly focused on creating value for today and tomorrow. Further, we are committed to protecting human health and the environment while using resources in a responsible and sustainable manner: as a long-standing member of the American Chemistry Council (ACC), we subscribe to the Guiding Principles of the American Chemistry Council’s Responsible Care® program - a global chemical industry performance initiative that is implemented in the United States through the ACC. Our ISO 9001, ISO/TS 16949

Index
PART I

and Responsible Care® Certifications are internationally recognized measures of consistent superior performance and responsibility to health, safety, security and the environment. We believe this track record is something that further differentiates us from our competitors.
Long-term Secured Raw Material Supply
At the time of the separation from WestRock, we entered into a long-term supply agreement with them pursuant to which we purchase all of the crude tall oil ("CTO") output from WestRock’s existing kraft mills, subject to certain exceptions. This relationship with WestRock is strategically important to our Performance Chemicals business due to the limited supply of CTO globally, of which we believe a significant portion is already under long-term supply agreements with other consumers of CTO. We believe this increment of supply, in conjunction with other contracted sources of CTO, will allow us to serve customer demand. See also “Risk Factors - Our Performance Chemicals segment is highly dependent on CTO which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.”
Our Plans for Additional Growth
We have a demonstrated history of profitable growth. Looking ahead, we believe we will accelerate our growth while maintaining our profitability by taking the following steps as a newly independent public company:
Expand Sales to Existing Customers and into New Geographies
We believe we are well positioned to organically expand our sales through a combination of continued global sales growth, leveraging our significant application knowledge to apply our existing products to new applications and capitalizing on the investments we have made in our global sales, technical centers and distribution network. Our global reach allows us to effectively compete in new geographies, delivering proven innovative solutions where opportunities to apply our technologies exist. We continue to leverage our significant application knowledge and intimate customer relationships to target opportunities where we know our products perform and to create demand for our products by driving value for our customers.
We intend to continue to strengthen our position in emerging markets where we believe there are significant opportunities for growth. Opportunities include the expansion of sales of our pavement products into areas increasingly in need of newly paved roads and increased sales of activated carbon solutions driven by anticipated regulatory changes in global automotive vapor emissions control standards. As a result, we completed construction of a new Performance Materials facility in China during the fourth quarter of 2015. The total project spending was roughly $100 million. This facility produces products for our automotive emissions control applications. We began selling products from this facility in 2016.
Increase our Offering of Specialized, Higher Margin Products
We employ a world-class team of engineering, technical, sales and application specialists, along with experienced industry professionals, which provide us with deep technical knowledge and the ability to be a leading provider of specialty products in the markets we serve. We have the experience and capability to further develop and expand upon the products we currently produce, further differentiating them into higher value, increasingly specialized products, or developing new applications and end uses.
We have a history of success in product development and differentiation. For example, our oilfield technologies business transitioned from providing basic TOFA to our customers to the development and marketing of specialized tall oil emulsifiers and corrosion inhibitors. We also grew our pavement technologies from asphalt chemicals into specialized additives used in ultra-thin paving technologies.
We believe that there is significant upside in further developing and expanding upon products produced from TOFA, displacing some of our lower margin business where we sell TOFA directly to certain customers. This will have the added benefit of improved insulation from the cyclical nature of the direct natural fats and oils market of which TOFA is a part. Over the next few years, our goal is to meaningfully increase the portion of our sales of specialized, higher value products derived from TOFA, including addressing new markets or opportunities to upgrade TOFA into product categories where we might not participate today.
Additionally, we search to supply the right chemistry for the applications within our market segments regardless of the raw materials required. Applying our unique insights into the end use applications of our products, our team searches to find novel solutions, outside of our current CTO-based materials, to problems and our team also works to create the supply chain needed to provide those products to our customers. As an example, we have developed and now manufacture and sell product solutions in our pavement technologies business that are TOFA and hydrocarbon based.

Index
PART I

Innovate to Enable Our Customers to Adapt to Increasingly Stringent Regulatory Standards
We are a valued resource with government and regulatory agencies around the world, from California to China, including national, regional and local environmental regulatory bodies. We work directly with such bodies, in support of our customers, to help them develop sensible standards based on the availability of technological solutions that make such standards commercially achievable. As standards are adopted and become increasingly demanding, the products that can be used to achieve compliance with such standards become increasingly technologically complex to design and manufacture on a commercial level. Our ability to meet these complexities provides Ingevity with a distinctive commercial edge — as our customers in many applications depend on us to help them meet their compliance standards. For example, when paving contractors were having difficulty meeting the Florida Department of Transportation’s initiative to use more recycled tire rubber, the pavement technologies group developed an innovative delivery system, Evoflex RMA, and educated contractors on how to use it to achieve the desired environmental and performance benefits. We also work closely with automotive companies and their suppliers to ensure that they understand and can meet increasingly stringent vehicle emission standards.
Invest Organically and Selectively Pursue Acquisitions that Further Strengthen Our Product Portfolio
We plan to continue to invest capital organically in attractive cost reduction projects and in capacity expansions as necessary to meet demand growth. For example, in 2016, in order to meet the growing demand for our honeycomb products that help meet the U.S. and Canadian Tier 3 regulation, we began a capital expansion at our Purification Cellutions, LLC, Waynesboro, Georgia honeycomb extrusion joint venture facility to effectively double the capacity output by year end 2017. As demand for these products grows, we will continue to evaluate additional capacity expansion as needed.
In addition, we intend to pursue value-creating acquisitions that represent attractive opportunities in our target markets as well as in high-value niche applications that complement our current product portfolio and capabilities. We continue seeking to add product lines and portfolios, as well as marketing and manufacturing alliances, that will play an important role in strengthening our leadership positions. We are pursuing acquisitions both domestically and globally.
Segments

Performance Materials
We engineer, manufacture and sell wood-based, chemically activated carbon products, produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. We have produced and sold activated carbon for over 100 years, including over 30 years for the automotive application. We are the global leader in this automotive application, with over 750 million units installed globally since we entered this application. We also produce a number of other activated carbon products for food, water, beverage and chemical purification applications, to maximize the productivity of our manufacturing assets.
Our automotive carbon products capture gasoline vapor emissions that would otherwise be released into the atmosphere as VOCs which contain hazardous air pollutants and can photochemically react to form ozone and secondary organic aerosols, a form of PM2.5, which themselves form haze. These gasoline vapor emissions (which are distinct from tailpipe emissions) are released primarily (i) during refueling, (ii) when a vehicle is parked during the daytime, as a result of evaporation and expansion of vapors in the fuel tank in warmer daytime temperatures and (iii) as “running loss”, as a result of evaporation and expansion of vapors in the fuel tank from increased temperatures as a result of operation of the vehicle.
Our automotive carbon products are typically part of vehicle based gasoline vapor emissions control systems which can range from systems equipped with an approximately one liter carbon canister that captures one day of diurnal parking emissions, to more sophisticated Onboard Refueling Vapor Recovery (“ORVR”), running loss and multiday diurnal parking systems with a two to three liter carbon canister that captures over 98% of the gasoline vapor emissions.
The captured gasoline vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive carbon products are part of a system that provides for both environmental control and energy recovery. We estimate that, in 2016, our products collectively prevented over 20,000 metric tons of VOC emissions each day from being lost to the atmosphere and returned the equivalent of 8 million gallons of gasoline each day to supplementally power vehicles.
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. While tailpipe emissions on vehicles are well recognized, understood and regulated, gasoline vapor emissions from

Index
PART I

vehicles have been lightly regulated in many countries outside the United States and Canada. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations represents a low-cost, high-return opportunity to address their air quality issues. The annual global sales of light duty vehicles (i.e. passenger and light commercial vehicles) that are powered with gasoline are forecast to grow from approximately 71 million to approximately 90 million vehicles (+28%) from 2015 to 2025. All of this growth is expected to occur outside of the United States and Canada in countries and regions where gasoline vapor emission standards significantly lag the modern, highly effective standards of the United States and Canada. Adoption of modern gasoline vapor emission standards in these regions would have significant, positive environmental and energy efficiency impacts and provide significant upside growth potential for our automotive carbon business.
The United States and Canada have led the world in recognizing and addressing the harm to air quality caused by gasoline vapor emissions, and in early 2014 enacted regulatory standards that will further reduce these emissions to “near zero” levels by phasing in Tier 3 evaporative emission standards through 2022, which will result in significant increases in the use of our canister “bleed emissions” system patent over that same period. The Tier 3 phase in schedule requires compliance to the standard as follows: 40% of model year 2017's vehicles, 60% of model year 2018's, 80% of model year 2020's and 100% of model year 2022's. The most commonly applied embodiment of the patent uses our activated carbon in the main part of the canister and our activated carbon honeycomb(s) as a “scrubber” on the outlet side of the canister to reduce the canister's emissions to "near zero." Our “canister bleed emissions” patent expires in April 2022. The honeycombs are manufactured though an activated carbon ceramic extrusion process at our joint venture facility, Purification Cellutions, LLC, located in Waynesboro, Georgia. We financially consolidate this joint venture, of which we have a 70 percent ownership and operating responsibility. The other 30 percent interest is owned by a U.S. based third party and the partner's income is represented in our noncontrolling interest elimination.
Most other countries outside the United States and Canada have significantly lagged in the adoption of regulatory standards that would reduce these gasoline vapor emissions, focusing instead on regulating the more “visible” tailpipe emissions. These other countries are using a gasoline vapor emission standard that is functionally equivalent to a 1981 U.S. regulatory standard. As a result, in Europe, Asia and South America, gasoline vapor emissions are the primary source of automotive VOC emissions. China recently promulgated a new national standard, China 6, that is functionally equivalent to the 2009 alignment of U.S. Tier 2 with California LEV II. This new national standard, containing ORVR and multi-day diurnal parking emission controls, is scheduled to be fully phased in by July 2020 with the potential for earlier implementation in several large municipal regions.
As recognized experts in the field of gasoline vapor emission control, Ingevity has been working with regulatory bodies and relevant third parties in China, Japan, Mexico, Brazil and the European Union to help them understand and move towards more effective regulatory standards similar to those in place in the United States and Canada. Regulatory indications of adoption and implementation of more stringent vapor emissions standards outside of the United States and Canada include the following:
•The European Commission (“EC”) has adopted more stringent gasoline vapor emission regulations with its Euro 6c standard, implementing in September 2019. This new standard is more stringent than the current standards and includes a 2-day diurnal parking emission test that will generally result in a 30-70% increase in canister capacities and a shift in some volumes to pellets and high activity carbon.
•On December 23, 2016, the China Ministry of Environmental Protection and the China State Administration of Quality Supervision, Inspection, and Quarantine released its China 6 National Standard on the Limits and Measurement Methods for Emissions from Light-Duty Vehicles (GB 18352 6-2016). In the new standard, diurnal control is increased to 48-hours, running loss conditions are simulated, and ORVR is added. Emissions limits are also reduced and will be similar to those in U.S. Tier 2. As a result, canister volumes are expected to increase by 2 to 3 times and the majority of the canisters are expected to shift to high activity carbons and pellets. This new standard implements nationally on July 1, 2020 and will likely be adopted earlier by some regions and municipalities.
•Sao Paulo, Brazil is experiencing tremendous ozone problems and needs VOC reductions for air quality improvement. CONAMA is the national authority with responsibility for establishing new vehicle emissions standards in Brazil and is presided over by the Minister of Environment. Sao Paulo is Brazil's most populous metropolitan area, and its state environmental authority, CETESB, has the role of creating and recommending motor vehicle standards to the federal government. CETESB desires to upgrade their evaporative emission standards, including technologies such as ORVR, and have CONAMA add these new requirements to the next phase of vehicle standards, called Proconve 7. They must first get an approval and recommendation from AEA (Brazil’s Association of Automotive Engineers) and ABNT (Brazil Association for Technical Norms) before also seeking action by IBAMA. IBAMA is Brazil's federal environment protection agency with responsibility for the execution, regulation, and control of environmental policies.

Index
PART I

The AEA has been working to finalize a set of test procedures that includes ORVR for addition to Proconve 7, and the procedures are now in review by ABNT.
•South Korea is currently phasing in some U.S. Tier 2 diurnal parking emission standards, which generally require activated carbon canister volumes greater than 1.3 liters and an increased use of pelletized carbon. In 2018, South Korea will begin phasing in portions of the U.S. Tier 3 “near zero” full vehicle diurnal parking emission standards that will favor the use of low emission and air induction system diurnal parking emission activated carbon technologies.
See also “Risk Factors - Adverse conditions in the automotive market may adversely affect demand for our automotive carbon products,” and “Risk Factors - If increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted.”
Current regulatory standards in the United States and Canada require that gasoline vapor control devices remain effective for the entire life of the vehicles on which installed. The end of lifetime requirements for most vehicles is 10 years or 120,000 miles, but will increase to 15 years or 150,000 miles for a large segment of these U.S. vehicles. China 6 standards also include a lifetime requirement of 160,000 kilometers or 12 years. Ingevity has a substantial, decades long track record of providing life-of-vehicle product performance based on our unique capability to engineer a very specific nanoscale porosity into the carbons on a large commercial scale. Given the imperative for automotive manufactures to produce vehicles capable of meeting these long term requirements, or potentially face expensive recalls and unfavorable publicity, there is an increased risk to use other producers who do not have a comparable, proven history, particularly given the significant costs associated with non-compliance should a competitor’s offering fail to maintain effectiveness over vehicle lifetimes. Additionally, because these gasoline vapor control systems are certified as “environmental devices” for models currently in production, it is difficult and costly to replace our products within the vehicle’s control system with a competitive product during the vehicle’s model/platform production life due to the high cost of recertification.
As a result of decades of innovation and production, Ingevity is able to produce products that are effective in smaller amounts than competitors’ offerings, meaning less product is required - which results in savings through the use of a smaller and less costly canister in the overall emissions control system. Continued innovation and manufacturing know how should allow this advantage to continue even as competitors improve their product offerings.
Ingevity is further uniquely positioned to capitalize on the opportunity afforded by the adoption of these modern vapor emission regulatory standards, which will, as a practical matter (given current technology), require manufacturers of light duty vehicles in these countries to incrementally install advanced gasoline vapor control technology with carbon capable of meeting the new regulatory standards. Based on the regulatory trends and expected growth in vehicles, Ingevity management estimates that the revenue for its automotive emissions products could double within five to seven years from 2015. Ingevity, through its proprietary technology, trade secrets and confidential manufacturing know-how, has unparalleled capability and expertise to manufacture the high performance activated carbon products required to meet these regulatory standards, as well as more stringent standards likely to be imposed in the years to come. These same capabilities and expertise will help Ingevity to maintain its position in the United States and Canada automotive markets as they advance their standard to “near zero” gasoline vapor emission levels.
We also produce a number of other activated carbon products for food, water, beverage and chemical purification applications, to maximize the productivity of our manufacturing assets.
In 2016, our Performance Materials segment provided sales of $301.0 million and segment operating profit of $106.9 million. For further information on measures of profitability used by managers of the business and its segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ingevity."
Production
Activated carbon is an amorphous form of carbon characterized by a high volume of nanoscale pores. “Activation” refers to the process of developing these pores. The size, shape and volume of the pore structure and the surface chemistry of the pore are critical for driving performance in various applications.
Activated carbons are typically produced from either a thermal or chemical process utilizing a wide variety of carbonaceous raw materials. The thermal process, the most widely used activation process, uses rotary kilns or multi-hearth furnaces to carbonize and activate the raw material. This process operates at a much higher temperature and at a lower yield than the chemical activation process. Typical raw materials include bituminous coal, lignite and coconuts. Thermally activated carbons are usually used for

Index
PART I

“catch and dispose” applications, whereby the carbon is used to capture certain compounds and the carbon product is then disposed of or thermally regenerated.
Ingevity employs a more specialized activation process, whereby chemical catalysts (most often phosphoric acid or zinc chloride) and various heating methods are used to facilitate the development of porosity. This process operates at a lower temperature and typically has higher yields than a thermal process. Carbons produced by this method typically have larger pores than thermally activated carbons and can be used in both “catch and dispose” applications and “catch and release” applications, whereby the carbon is used to capture and temporarily hold on to certain compounds which are then released in a controlled manner under specific operating conditions.
We use hardwood sawdust to produce chemically activated carbon, which, because of its higher pore volume, pore structure and high surface area, is well-matched for a variety of applications and ideally suited for the “catch and release” automotive application of capturing and reusing gasoline vapor emissions.
We further process activated carbon after it is activated into different forms using a variety of extrusion processes. One of our extrusion processes is to use activated carbon and various binders to make a formed pellet. Pelleted carbon is typically used in canister applications where a low pressure drop system is required such as ORVR.
Another extrusion process we employ is with our honeycomb "scrubber". We utilize an activated carbon infused ceramic extrusion process. These honeycomb "scrubbers" are used with the Company's patented system to reduce the canister's emissions to "near zero" and are manufactured at our joint venture facility, Purification Cellutions, LLC, located in Waynesboro, Georgia.
Customers
We sell our automotive products to over 60 customers around the globe. We are the trusted source of these products for many of the world’s largest automotive parts manufacturers, including Aisan Industry, Delphi Automotive, MAHLE, and many other large and small component manufacturers throughout the global supply chain. Our relationship with many of our customers and their customers - the vehicle manufacturers themselves (including every one of the top 15 global automotive manufacturers) - have been in place for most of our history in this application. No one customer within our Performance Materials segment represents more than 10% of the segment's net sales. Ingevity also produces activated carbon products for food, water, beverage and chemical purification applications, which are sold to nearly 90 customers throughout the world.
We operate primarily through a direct sales force in North America and our other major markets and also have a smaller, focused network of agents and distributors that have established a strong direct sales and marketing presence.
Competition
In automotive carbon, Ingevity has a unique decades-long track record of providing life-of-vehicle performance, with over 750 million units installed. Given the imperative for automotive manufacturers to produce vehicles for the United States and Canadian markets capable of meeting life-of-vehicle emission standards, or potentially face expensive recalls and unfavorable publicity, our automotive carbon products provide our customers the low-risk choice in this high performance application. Our competitors in the automotive application include Cabot Corp., Kuraray, and several Chinese manufacturers. Our process purification business competes mainly in the United States in the food, beverage, chemical and water purification applications. Our competitors in this segment include Cabot, Calgon Carbon, Osaka Gas/Jacobi Carbons and several domestic U.S. manufacturers and distributors of imported products.

Performance Chemicals
Ingevity’s Performance Chemicals segment develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, adhesives, agrochemical dispersants, printing inks, lubricants, oilfield exploration and production and other diverse industrial uses. Our application expertise is often called upon to provide unique solutions to our customers that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2016, our top ten customers accounted for approximately 38% of our segment revenue; the next 100 customers made up approximately 39% of our segment revenue.
The primary raw material used in our Performance Chemicals segment is CTO. Our flexible manufacturing processes allow us to take advantage of our steady availability of CTO supply and respond to changing customer and market demands, which enables us to fully utilize our manufacturing assets.

Index
PART I

Our Performance Chemicals business serves customers globally from two manufacturing locations in the United States.
In 2016, our Performance Chemicals segment delivered sales of $607.3 million and segment operating profit of $56.7 million. For further information on measures of profitability used by managers of the business and its segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ingevity."
Production
Most of our performance chemicals are derived from CTO, a co-product of the kraft pulping process, where pine is used as the source of the pulp. CTO is produced by acidulating black liquor soap skimmings ("BLSS"), which are recovered during the kraft pulping process. Consumers of CTO can purchase BLSS from pulping mills that do not have acidulation capacity (in which case the BLSS will need to be acidulated into CTO), and purchase CTO from pulping mills that do have acidulation capacity. The CTO is further separated by distillation into tall oil rosin ("TOR"), TOFA and other biofractions. As such products are further refined or chemically modified, higher value derivative products are created, making their way into a wide variety of industrial and consumer goods. We also produce performance chemicals derived from lignin, also a co-product of the kraft pulping process. TOR and TOFA are sold directly to customers in some instances, or, along with lignin, further refined or chemically modified into higher value derivative products.
Our differentiated performance chemicals are engineered to meet specific industry standards and customer requirements.
Pavement Technologies
Our pavement technologies group supplies a broad line of innovative additives, systems and technologies for road construction, resurfacing, preservation, maintenance and recycling globally. As a specialty asphalt additive supplier for over 50 years, we have a long history of work with transportation agencies, university research consortiums, paving contractors and asphalt refiners around the world to design, develop and implement innovative additives and novel paving systems that protect existing roadways and enhance the performance of new road construction.
Our pavement technologies team combines broad downstream technical, application and construction experience with a strong direct sales and marketing presence. Our combined expertise in the disciplines of chemistry and civil engineering provides a comprehensive understanding of the relationship between molecular structure of our chemistries and their impact on the performance of pavement systems. This allows us to develop products customized to local markets and consistently deliver cost-effective solutions for our clients. We also introduce and commercialize new technologies globally through consulting relationships with ministries and departments of transportation to stimulate customer demand for our products.
We supply over 100 asphalt additive products and technologies to approximately 500 customers under numerous well-known industry brands such as Evotherm®, Ralumac® and Indulin®. Technology centers located in the United States, China, Europe and India give us the ability to service our customers throughout these regions, and provide us with market insights that allow us to develop customized solutions for local and regional markets.
We are a global leader in the rapidly expanding Warm Mix Asphalt (“WMA”) enhanced paving segment with our Evotherm® family of products, with over 200,000 lane miles of Evotherm® asphalt having been placed into service in the United States. Evotherm’s® unique chemistry allows paving at temperatures up to 100 degrees Fahrenheit lower than traditional hot mix asphalt (which typically runs between 300 and 325 degrees Fahrenheit), and lower than temperatures achieved by competing WMA technologies. The product, which is added during the mixing of rock aggregate and liquid asphalt, requires no other modification to the paving process. Performance benefits of the Evotherm® product include extending the paving season into colder weather conditions, enabling service to more distant jobsites, accelerating project completion and improving worker safety. According to industry standard predictive lab tests, roads constructed with Evotherm® technology have improved aggregate adhesion properties and longer pavement life. Evotherm® carries environmental benefits as well, reducing production-related CO2 emissions up to 20 - 35% and lowering jobsite emissions by reducing the fumes typically associated with hot mix asphalt paving. Evotherm® also delivers significant savings per ton of mix, making this an attractive product during times of constrained municipal resources and budgets.
According to the National Asphalt Paving Association, WMA paving technology is used annually in 30% of all new highway construction in the U.S. The relevant advantages of WMA paving, and of Evotherm® in particular, are expected to lead to growth, both in the United States and internationally. The product is already gaining market acceptance in China and Europe, with over 30,000 kilometers placed in service in Europe and over 25,000 kilometers placed in service in China. We believe additional

Index
PART I

growth opportunities exist in Europe, Latin America and elsewhere in Asia, addressable through our existing distribution capabilities in each of these regions.
Customers
We supply over 100 asphalt additive products and technologies to approximately 500 customers under numerous well-known industry brands such as Evotherm®, Ralumac® and Indulin®. Technology centers located in the United States, China, Europe and India create market insights for product development customized to local and regional markets.
Competition
We compete on the basis of deep knowledge of our customers’ business and extensive insights into road building technologies and trends globally. We use these strengths to develop consulting relationships with government departments of transportation, facilitating new technology introduction into key markets around the world. Our combined expertise in the disciplines of chemistry and civil engineering provides a comprehensive understanding of the relationship between molecular structure of our chemistries and their impact on the performance of pavement systems. This allows us to develop products customized to local markets and to consistently deliver cost-effective solutions for our customers. Our primary competitors in pavement technologies are AkzoNobel, Arkema and ArrMaz.
Oilfield Technologies
Our oilfield technologies group produces and sells a wide range of innovative specialty chemical products for the global oilfield industry, including well service additives and chemical solutions for production and downstream applications.
Well Service Additives.   Our well service additive products are formulated to increase emulsion stability and aid in fluid loss control for oil-based drilling fluids. Other additives include rheology modifiers, which are used to improve the viscosity properties of oil-based fluids, and are typically used in deep water or cold temperature applications and wetting agents, which provide improved wetting of solids and aid in the efficiency of the drilling process. This family of products aids in accessing difficult to reach oil and gas reserves, both on and offshore around the globe.
Production and Downstream.   Our production and downstream products serve as corrosion inhibitors or their components. Crude oil and natural gas production is characterized by variable production rates and unpredictable changes due to the nature of the produced fluids including but not limited to water and salt content. Our corrosion inhibitors maximize production rates by reducing equipment downtime from corrosion of key equipment and pipe.
Customers
We sell our oilfield technologies to over 60 customers around the globe. Our relationships with our top ten customers have been in place for more than ten years, and we work extremely closely with our customers on their product requirements.
Competition
We compete on the basis of our ability to understand our customers’ applications and deliver solutions that aid in their improvement of the exploration and production of oil and gas for the end users. Additionally, this application expertise coupled with our strong understanding of CTO-based chemistry allows for rapid development of solutions to challenges in the field. Our scale and flexibility of manufacturing are the final piece that helps deliver the creativity, expedience and peace of mind the customers in oilfield require from their best suppliers. Our competitors include Georgia-Pacific, Lamberti, Kraton and several others.
Industrial Specialties
Our industrial specialties group manufactures specialty chemicals - including adhesive tackifiers, agrochemical dispersants, lubricant additives, corrosion inhibitors and ink resins - used in industrial settings. Our technical expertise and formulation capabilities allow us to develop innovative products to meet our customers’ various needs.
Adhesives.   We are a leading global supplier of tackifier resins which provide superior adhesion to difficult-to-bond materials to the adhesives industry. Adhesive applications for our products include construction, product assembly, packaging, pressure sensitive labels and tapes, hygiene products and road markings.
Agrochemicals.   We produce dispersants for crop protection products as well as other naturally derived products for agrochemicals. Crop protection formulations are highly engineered, highly regulated and cover a range of different formulation

Index
PART I

types, from liquids to solids. We deliver a wide range of dispersants that are high performing and consistent. In addition, our crop protection products are approved for use as inert ingredients in agrochemicals by regulatory agencies throughout the world.
Lubricants.   We supply lubricant additives and corrosion inhibitors for the metalworking and fuel additives markets. Our lubricant products are multi-functional additives that contribute to lubricity, wetting, corrosion inhibition, emulsification and general performance improvement. Our products are valued because of their ease in handling, robust performance and improved formulation stability.
Printing Inks.   We are a leading supplier of ink resins from renewable resources to the global graphic arts industry for the preparation of printing inks. Our products improve gloss, drying speed, viscosity, adhesion and rub resistance of the finished ink to the substrate. We produce a wide array of resins, typically specifically tailored to a customer’s use, which can vary by application, pigment type, end use, formulation and manufacturing and printing process.
Intermediates.   Our functional chemistries are sold across a diverse range of industrial markets including, among others, paper chemicals, textile dyes, rubber, cleaners, mining and nutraceuticals.
Customers
We sell our industrial specialty chemicals to approximately 500 customers around the globe. We have an over twenty-year relationship with many of our significant customers in this business. We work extremely closely with our customers on their product requirements.
Competition
In industrial specialties, our customers select the product that provides the best balance of performance, consistency and price. Reputation and commitment to our customer’s industry are also valued by our customers and allow us to win business when other factors are equal. In our adhesives business, our products compete against other tackifiers, including other TOR-based tackifiers as well as tackifiers produced from gum rosin and hydrocarbon starting materials. In addition, the choice of polymer used in an adhesive formulation drives the selection of tackifier. In agrochemicals, the selection of a dispersant is made early in the product development cycle and the formulator has a choice among Ingevity’s sulfonated lignin products, lower quality lignosulfonates and other surfactants such as naphthalene sulfonates. In lubricants, we compete against other producers of distilled tall oil and additives. In inks, our products compete against other resins that can be derived from TOR, gum rosin and, to a lesser extent, hydrocarbon sources. In our intermediates business, our TOFA competes against widely available fats and oils derived from soy, rapeseed, palm, cotton and tallow sources.
Competitors are different depending on the product, application and region and include Kraton, Georgia-Pacific, Eastman Chemical, ExxonMobil, Borregaard, Lawter, Respol/Forchem, as well as several others.

Capital Expenditures
On average steady-state required spending on continuity capital (e.g., maintenance, safety health and environment, and regulatory) for the business is estimated to be equal to or slightly less than annual Depreciation and Amortization (“D&A”) expense. In any given year, however, continuity capital spending can vary significantly from the average given the nature of some required projects. In addition to continuity capital spending, we would expect to invest additional capital as attractive opportunities for high rate of return cost reduction or expansionary projects warrant. This spending amount may also vary significantly on a year to year basis depending on factors such as timing of project spending and the opportunities at hand.
Raw Materials and Energy
Performance Chemicals.   The primary raw material used in our performance chemicals segment is CTO. The availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp. As a result, there is a finite global supply of CTO - with global demand for kraft pulp driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers is covered by long-term supply agreements, further constraining availability.
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s existing kraft mills, subject to certain exceptions. Beginning in 2025, either party may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after

Index
PART I

such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the agreement currently are expected to supply approximately 19.5 to 21.5% and 18.5% to 20.0%, respectively, of the total amount of products expected to be supplied under our agreement with WestRock. In the event that WestRock exercises its right to terminate our supply agreement with them or remove a kraft mill as a supply source, we may be able to obtain substitute supplies of CTO from other suppliers, spot purchases or a new contract with WestRock. This agreement includes pricing terms based on market prices. Under this agreement, based on WestRock’s current output, we expect to source approximately 45% to 55% of our CTO requirements for the maximum operating rates of our facilities. We also have agreements with other suppliers to satisfy substantially all of the balance of our expected requirements of CTO through 2018.
We believe that we are well positioned to have sufficient CTO required for our operations. However, if any of our suppliers (including WestRock) fail to meet their respective demands under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, we would be unable to produce the quantity of products that we have historically produced. In addition, if WestRock exercises its rights to terminate the agreement or remove a kraft mill as a supply source, and we are unable to arrange a substitute supply of CTO, we would be unable to continue to produce the same quantity of products. In the event that WestRock exercises its right to terminate our supply agreement with them or remove a kraft mill as a supply source, we may be able to obtain substitute supplies of CTO from other suppliers, spot purchases or a new contract with WestRock. Additionally, there are other pressures on the availability of CTO. Some kraft pulp mills may choose to consume their production of CTO to meet their energy needs rather than sell the CTO to third parties. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting our quality standards. See “Risk Factors - Our Performance Chemicals segment is highly dependent on CTO which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.”
Also, regulatory incentives and mandates in Europe for the use of biofuel have placed additional pressure on CTO availability. See “Risk Factors - The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources ("Renewable Energy Directive" or "RED") and similar legislation in the United States and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels.”
Finally, CTO as a raw material may be subject to significant pricing pressures. See “Risk Factors - Pricing for CTO is subject to particular pricing pressures by reason of limited supply and competing demands for end use, and we may be limited in our ability to pass on increased costs to our customers,” and “Risk Factors - The Company's oilfield technologies business is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.”
The other key raw materials used in the Performance Chemicals business are nonylphenol, pentaerythritol and ethylene amines. These are sourced where possible through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
Performance Materials.   The primary raw material (by volume) used in in the manufacture of our activated carbon is hardwood sawdust. Sawdust is readily available, and is sourced through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
We also consume phosphoric acid, which is used to chemically activate the hardwood sawdust. This phosphoric acid is sourced through multiple suppliers to protect against supply disruptions and to maintain competitive pricing. The market price of phosphoric acid is affected by the global agriculture market as the majority of global phosphate rock production is used for fertilizer production and only a portion of that production is used to manufacture purified phosphoric acid. In the recent past, there have been price run-ups in phosphoric acid due to increased phosphate rock demands in global agriculture, which have in turn negatively affected our business.
Energy.   Our manufacturing processes require a significant amount of energy. In particular, we are dependent on natural gas to fuel our carbon activation processes and are therefore subject to the market fluctuations in the price of natural gas. Although we believe that we currently have a stable supply of and infrastructure for natural gas sufficient for our operations, we are subject to volatility in the market price of natural gas.

Index
PART I

Environment
Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over the foreign operations of Ingevity, including relating to the discharge of materials into the environment and the handling, disposal and clean-up of waste materials, and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the material effects that compliance with these regulations may have upon the capital expenditures, earnings or competitive position of Ingevity, but it is anticipated that such compliance will not have a material adverse effect on any of the foregoing. For a further discussion, see “Risk Factors - Our business involves hazards associated with chemical manufacturing, storage, transportation and disposal,” and “Risk Factors - The Company's operations are subject to a wide range of general and industry specific environmental laws and regulations.” Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the Ingevity.
Backlog
In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
Intellectual Property
Intellectual property, including patents, closely guarded trade secrets and highly proprietary manufacturing know-how, as well as other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy includes filing patent and trademark applications where appropriate for proprietary developments, as well as protecting our trade secrets. We actively create, protect and enforce our intellectual property rights. The protection afforded by our patents and trademarks varies based on country, scope and coverage, as well as the availability of legal remedies. Although our intellectual property taken as a whole is material to the business, other than our “canister bleed emissions” patent, which is part of our automotive business and expires in April 2022, there is no individual patent or trademark the loss of which could have a material adverse effect on the business. The most commonly applied embodiment of the “canister bleed emissions” patent uses our activated carbon in the main part of the canister and our activated carbon honeycomb(s) from our joint venture, Purification Cellutions, LLC, facility, as a “scrubber” on the outlet side of the canister to reduce the canister's emissions to "near zero." Our Evotherm® Warm Mix Asphalt technology is supported by numerous global patents. See “Risk Factors - If we are unable to adequately protect our intellectual property, we may lose significant competitive advantages,” and “Risk Factors - We are subject to cyber-security risks related to our intellectual property and certain other data."
Research and Development
We employ a world-class team of engineering and scientific professionals, many of whom hold Ph.D. degrees and are considered some of the foremost experts in their fields, with deep knowledge of our customers’ markets. We spent $8 million, $7 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively, on research and development which was expensed as incurred.
Seasonality
There are a variety of seasonal dynamics that impact our businesses, though none materially affect financial results, except in the case of the pavement technologies business, where roughly 75% of its revenue is generated between April and September. From a supply perspective, this seasonality is effectively managed through pre-season inventory build then active inventory management throughout the year.
Employees
We currently employ approximately 1,500 employees, of whom 78% are employed in the United States and 22% are employed internationally. Approximately 26% are represented by labor unions, domestic and international, under various collective bargaining agreements. We engage in negotiations with labor unions for new collective bargaining agreements from time to time based upon expiration dates of agreements and statutory requirements. We consider our relationships with employees to be generally good.
The collective bargaining agreement with the Covington Paperworkers Union (“CPU”) representing approximately 125 production and maintenance employees in our Covington, Virginia facility also covered production employees of the adjoining

Index
PART I

WestRock paper mill. Similarly, the collective bargaining agreement with the International Brotherhood of Electrical Workers (“IBEW”) for WestRock's electrical and instrument technicians also represented eight hourly employees working at our Covington facility. These shared collective bargaining arrangements have been separated subsequent to the Separation.
Ingevity is currently negotiating independently with the bargaining committee for the CPU and the IBEW, respectively. The agreement with CPU expired on December 1, 2016 while the agreement with IBEW expired on January 15, 2017. The provisions of both agreements remain in effect under an “evergreen clause” and notice provisions. The two negotiations are proceeding in good faith by all parties with additional dates set for further discussion in the near future. See “Risk Factors - Work stoppages and other labor relations matters may have an adverse effect on our financial condition and results of operations.”

The Separation
Prior to the separation, we operated as a reporting segment of WestRock, which was formed upon the combination (the “Merger”) of MeadWestvaco Corporation (“MWV”) and Rock-Tenn Company (“Rock-Tenn”). The Merger was completed on July 1, 2015.
Prior to the Merger, we operated as a reporting segment of MWV, which announced on January 8, 2015 that it intended to separate its specialty chemicals business through a pro rata distribution of common stock to its stockholders. Upon the completion of the Merger, WestRock announced its continued plans to complete the separation.
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
Availability of Reports Filed with the Securities and Exchange Commission
Our interest website is www.ingevity.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference in this Annual Report on Form 10-K or any other filings we make with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
D. Michael Wilson	54
President and Chief Executive Officer (2015-present); Executive Vice President and President of Performance Chemicals of Albemarle (2015); President of Albemarle's Catalyst Solutions business (2013-2014); President of FMC's Specialty Chemicals group (2011-2013)

John C. Fortson	49
Executive Vice President, Chief Financial Officer & Treasurer (2015-present); Vice President, Chief Financial Officer and Treasurer of AAR Corporation (2013-2015); Managing Director in the Investment Banking Department of Bank of America Merrill Lynch (2007-2013)

Michael P. Smith	55
Executive Vice President & President of Performance Chemicals, Strategy and Business Development (2017-present); Senior Vice President Strategy and Business Development (2016-2017), Vice President of Health and Nutrition at FMC Corporation (2013-2015); Division General Manager of BioPolymer at FMC Corporation (2006-2013)

S. Edward Woodcock	51	Executive Vice President & President of Performance Materials (2015-present); Vice President of WestRock's Carbon Technologies business (2010-2015)
Katherine P. Burgeson	59	Executive Vice President, General Counsel & Secretary (2015-present); Associate General Counsel of WestRock (2015); Deputy General Counsel of MeadWestvaco (2006-2015)
_______________
(1)    As of December 31, 2016.

All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of our executive officers and directors, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer.

Index
PART I

Item 1A. Risk Factors
Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties our company faces are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.
General Business and Economic Risks
We may be adversely affected by general global economic and financial conditions beyond our control.
Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar or the impact of a stronger U.S. dollar may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the United States and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in global or regional economies could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. Our financial condition and results of operations could be materially and adversely affected by any of the foregoing.
We are exposed to the risks inherent in international sales and operations.
In 2016, export sales from the United States made up approximately one third of our total sales, and we sell our products to customers in approximately 65 countries. We have exposure to risks of operating in many foreign countries, including:

•	fluctuations in foreign currency exchange rates, including the euro, Japanese yen and Chinese renminbi;

•	restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in political or regulatory environments;

•	earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	political and economic instability;

•	import and export restrictions and other trade barriers;

•	difficulties in maintaining overseas subsidiaries and international operations;

•	difficulties in obtaining approval for significant transactions;

•	government limitations on foreign ownership;

•	government takeover or nationalization of business; and

•	government mandated price controls.

Index
PART I

Any one or more of the above factors could adversely affect our international operations and could significantly affect our financial condition and results of operations. We have also expanded our participation in certain markets. As our international operations and activities expand, we inevitably have greater exposure to the risks of operating in many foreign countries.
Our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.
Due to our international operations, we transact in many foreign currencies, including but not limited to the euro, Japanese yen and Chinese renminbi. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, during the year ended December 31, 2016, unfavorable foreign exchange rate movements impacted net sales, translated into U.S. dollars, by $1 million or 0.1% of sales compared to the year ended December 31, 2015. Ingevity may enter forward exchange contracts and other financial contracts in an attempt to mitigate the impact of currency rate fluctuations. However, there can be no assurance that such actions will eliminate any adverse impact from variation in currency rates. Also, actions to recover margins may result in lower volume and a weaker competitive position, which may have an adverse effect on our profitability.
Our operations outside the United States require us to comply with a number of U.S. and foreign regulations, violations of which could have a material adverse effect on our financial condition and results of operations.
Our operations outside the United States require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the United States are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities may create the risk of unauthorized payments or offers of payments by our employees, agents or joint venture partners that could be in violation of anti-corruption laws, even though these parties are not subject to our control. We have internal control policies and procedures and training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws may result in internal, independent or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our financial condition and results of operations.
In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
The laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. In addition, investigations by governmental authorities as well as legal, social, economic and political issues in these countries could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risks that our employees, joint venture partners and agents outside of the United States may fail to comply with other applicable laws.

Index
PART I

Risks Related to Ingevity’s Business
We are dependent on attracting and retaining key personnel.
The Company is dependent upon its senior management, as well as upon engineering, technical, sales and application specialists, together with experienced industry professionals. Our success depends, in part, on our ability to attract, retain and motivate these key performers. Our failure to attract and retain those making significant contributions could adversely affect our financial condition and results of operations.
Adverse conditions in the automotive market may adversely affect demand for our automotive carbon products.
Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, the global economic downturn in 2008/2009 led to drastic reduction in vehicle sales and even greater reduction in vehicle production as OEMs right-sized their inventories to meet the lower sales volumes. Regional disruptions such as those caused by the Japan earthquake and resulting tsunami in March 2011 and Hurricane Sandy in October 2012 can also significantly impact vehicles production and therefore demand for our automotive carbon.
In addition, growth in alternative vehicles, such as all-electric vehicles and hydrogen fuel cell vehicles, which lessen the use of gasoline, may also adversely affect the demand for our products.
If increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted.
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. Given increasing societal concern over global warming and health hazards associated with poor air quality, there is growing pressure on regulators across the globe to take meaningful action. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations governing gasoline vapor emissions represents a significant upside to the Company’s automotive carbon business. However, regulators may react to a variety of considerations, including economic and political, that may mean that any such more stringent regulations are delayed or shelved entirely, in one or more countries or regions. As the adoption of more stringent regulations governing gasoline vapor emissions is expected to drive significant growth in our automotive carbon applications, the failure to enact such regulations will have a significant impact on the growth prospects for these products.
The Company’s printing inks business serves customers in a market that is facing declining volumes.
In recent years, the use of inks in which our printing ink resins are used, such as those made for magazines and catalogues, has significantly decreased, as the printing industry has experienced a reduction in demand due to various factors including the great recession of 2008 and 2009, which severely impacted volumes, and competition from alternative sources of communication, including email, the Web, electronic readers, interactive television and electronic retailing. The impacts of these changes have led to continued intense competition and downward pricing pressures on printing inks, and therefore, our ink products.
The Company’s pavement technologies business is heavily dependent on government infrastructure spending.
A significant portion of our customer’s revenues in our pavement technologies business is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ need for our products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, for example, the governments of various jurisdictions within North America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies, delays in the expenditures and delays or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

Index
PART I

The Company’s oilfield technologies business is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.
Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile. Crude oil prices have declined significantly since 2014, with West Texas Intermediate ("WTI") oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in February 2016, a level which has not been experienced since 2003. Since February 2016, pricing has climbed to a trading range of $43 to $54 per barrel in the September 2016 to January 2017 timeframe. Pricing is not currently forecasted to improve significantly from these levels during 2017. While these pricing levels are significantly above the February 2016 levels, they remain off their highs seen in the last decade.
Any prolonged low pricing environment for oil and natural gas is likely to result in reduced demand for our oilfield technology products, which may have a material adverse effect on our results of operations.
In order to compete successfully, we must develop new products and technologies meeting evolving market and customer needs; disruptive technologies could reduce the demand for the Company’s products.
Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation with regard to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. Similarly, we face competition in our applications. Disruptive technology involving new or superior solutions could reduce the demand for the Company’s products.
If we are unable to adequately protect our intellectual property, we may lose significant competitive advantages.
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade dress, are important to our business. See "Part I - Intellectual Property" for information on our "canister bleed emissions" patent. We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used, in jurisdictions into which our products are imported, and in jurisdictions where our competitors have significant manufacturing capabilities. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights.
We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.
If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our results of operations.

Index
PART I

Our Performance Chemicals segment is highly dependent on CTO which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.
The availability of CTO is essential to the Company’s Performance Chemicals segment. Availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp. As a result, there is a finite global supply of CTO - with global demand for kraft board driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers in North America is covered by long-term supply agreements, further constraining availability.
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s existing kraft mills, subject to certain exceptions. This agreement includes pricing terms based on market prices. Under this agreement, based on WestRock’s current output, we will source approximately 45% to 55% of our CTO requirements for the maximum operating rates of our facilities. We also have agreements with other suppliers to satisfy substantially all of the balance of our expected requirements of CTO through 2018.
Pricing for the products in our agreement with WestRock is based on the prevailing market prices of products at the time of purchase. The pricing formulas are subject to certain pricing floors as set forth in the agreement. Given the take-or-pay requirements of the agreement, in adverse market conditions we could be required to purchase CTO from WestRock at prices where our results of operations could be materially and adversely affected.
If any of our suppliers (including WestRock) fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, we would be unable to produce the quantity of products that we have historically produced and our results of operations would be materially and adversely affected.
Beginning in 2025, either party to the WestRock agreement may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide a one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the agreement currently supply approximately 19.5% to 21.5% and 18.5% to 20.0%, respectively, of the total amount of products supplied under our agreement with WestRock. If WestRock exercises its rights to terminate the agreement or remove a kraft mill as a supply source, and we are unable to arrange for a substitute supply of CTO, we would be unable to continue to produce the same quantity of products and our results of operations could be materially and adversely affected.
There are other pressures on the availability of CTO. Some pulp or paper mills may choose to consume their production of CTO to meet their energy needs rather than sell the CTO to third parties. Also, as described below, there are regulatory pressures that may incentivize suppliers of CTO to sell CTO into alternative fuel markets rather than to historical end users such as Ingevity. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting Ingevity’s quality standards. For example, the combined impact of Hurricane Katrina in August 2005 and Hurricane Rita in September 2005 caused significant damage to forests throughout the southern United States. This significantly affected the availability and quality of the supply of CTO during late 2005 and into 2006.
The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”) and similar legislation in the United States and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels.
In December 2008, the European Union adopted the Renewable Energy Directive, which established a 20% EU-wide target for energy consumed from renewable sources relative to the EU’s gross final consumption of energy, as well as a 10% target for energy consumed from renewable sources in the transport section. In order to reach these targets, the RED established mandatory targets for each Member State and required each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets. The RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently satisfies the RED’s biofuel sustainability criteria.
In spring 2015, the EU adopted amendments to the Renewable Energy Directive. RED now expressly lists CTO as a residue-type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels.

Index
PART I

In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the United States.
Because the supply of CTO is inherently constrained by the volume of kraft pulp processing, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as the principal raw material of the pine chemicals industry. As described above, the Company is highly dependent on CTO as an essential raw material, and if the Company is unable to procure an adequate supply of CTO due to competing new uses such as for biofuel production, the Company’s results of operations would be materially and adversely affected.
Pricing for CTO is subject to particular pricing pressures by reason of limited supply and competing demands for end use, and we may be limited in our ability to pass on increased costs to our customers.
Pricing for CTO (which accounts for approximately 16% of all of our cost of sales and 39% of our raw materials purchases for 2016) is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price:

•	CTO is a product of the kraft pulping process, and the global supply of CTO is inherently constrained by the volume of kraft pulping processing;

•	CTO can be burned as alternative fuels, either in support of the originating pulp mill operations, by energy companies or biofuel companies; and

•	Regulations or other incentives to mandate or encourage the consumption of biofuels as alternatives, including CTO.
We may not have the ability to pass through any increases in our cost of CTO to our customers in the form of price increases or other adjustments, with a resulting material adverse effect on our results of operations. Additionally, we may be placed at a competitive disadvantage relative to our competitors who rely on different primary raw materials or who have more favorable terms with their suppliers.
We are also dependent on other raw materials, and these are also subject to pricing pressures; lack of access to these raw materials and inability to pass on price increases could adversely affect our financial condition and results of operations.
The Company is dependent on other raw materials, including, but not limited to, sawdust, phosphoric acid, ethyleneamines and lignin. Raw material costs are a significant operating expense of the Company. The cost of raw materials can be volatile and subject to increases as a result of, among other things, changing economic conditions, political or policy considerations, supply and demand levels, instability in energy producing nations, and natural events such as extreme weather events or even insect infestations. Any interruption in the supply of the raw materials on which we depend, and any increases on the cost of raw materials that we are not able to pass on to customers in the form of price increases or other adjustments, may materially impact our financial condition and results of operations.
A prolonged period of low energy prices may materially impact our results of operations.
The price of energy may directly or indirectly impact demand, pricing or the profitability for certain Ingevity products. As petroleum oil prices fall or change rapidly, Ingevity products may be disadvantaged due to the fact that CTO and BLSS are thinly traded commodities with pricing commonly established for periods ranging from one quarter to one year periods of time. Due to this, alternative technologies which compete with product offerings provided by Ingevity may be advantaged from time to time in the market place. Protracted periods of high volatility or sustained oversupply of petroleum oil may also translate into increased competition from petroleum-based alternatives which would otherwise be consumed in petroleum transportation fuel blends. In addition, pricing for competing naturally derived oils such as palm or soybean is likely to provide further pressure on pricing of the Company’s products during periods of depressed petroleum prices. See also “Risk Factors - Pricing for CTO is subject to particular pricing pressures by reason of limited supply and competing demands for end use, and we may be limited in our ability to pass on increased costs to our customers.”
We face competition from producers of substitute products and new technologies.
In the Performance Materials segment, there is competition from various other activated carbon manufacturers. These competitors are actively trying to develop technologies that would compete with our products in the automotive applications. There is also competition in the automotive applications from non-activated carbon competitors that are trying to develop technologies that could displace our activated carbon products, such as sealed tank applications. If a competitor were to succeed in building

Index
PART I

sufficient product and qualifying a competitive product across a material number of platforms, our financial results could be negatively impacted.
In the Performance Chemicals segment, hydrocarbon resins and gum rosin-based products compete with TOR-based resins in the adhesives and inks markets. The price of gum rosin has a significant impact on the market price for TOR and rosin derivatives and the price of gum rosin is driven by labor rates, land leasing costs and various other factors that are not within our control. Hydrocarbon resins, for example C5 resins, are co-products from isoprene (synthetic rubber). Availability and pricing are determined by the supply and demand for synthetic rubber as well as crude oil prices as the feedstock for isoprene and various other factors that are not within our control. Animal and vegetable-based fatty acids compete with TOFA products in lubricant and industrial specialties. The market price for TOFA products is impacted by the prices of other fats and oils and the prices for other fats and oils is driven by actual and expected harvest rates, crude oil prices and the biofuel market. Additionally, the Company faces competition from competitors that are actively developing new technologies and competing products across the segment. A significant investment by a competitor in a competitive technology or product line could negatively impact our financial results.
Disruptions at any of our manufacturing facilities or within our supply chain could negatively impact our production.
An operational disruption in any of our facilities could negatively impact production and our financial results. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire or other unanticipated problems such as labor difficulties, equipment failure, capacity expansion difficulties or unscheduled maintenance could cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. In certain cases, we have some products that are only made at one facility. For example, in the case of our Purification Cellutions, LLC, Waynesoboro, Georgia honeycomb joint venture, while we have some redundancies within the facility, we only have one facility that makes these extruded honeycomb products. As another example, we make the vast majority of our ink resin products in our DeRidder, Louisiana facility. While we have redundancies within the facility, we have limited ability to make these products at other facilities. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could be similarly adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Significant delays or increased costs affecting these transportation methods could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting financial condition and results of operations.
We are dependent upon third parties for the provision of certain critical operating services at several of our facilities.
We are dependent upon third parties for the provision of certain critical operating services at our Covington, Virginia Performance Materials facility and at our North Charleston, South Carolina performance chemicals facility.
We are dependent on the WestRock Covington, Virginia paper mill ("WestRock Paper Mill") for the provision of electricity, water, compressed air, steam and wastewater treatment to our Covington Performance Materials facility and we are similarly dependent on the KapStone Paper and Packaging Corporation ("KapStone") North Charleston, South Carolina paper mill ("KapStone Paper Mill") for the provision of water, compressed air, steam and wastewater treatment at our North Charleston performance chemicals facility. We have existing long term contractual arrangements covering these services for our North Charleston facility and our Covington facility. The provision of these services would be at risk if any of the counterparties were to idle or permanently shut down the associated mill, or if operations at the associated mill were disrupted due to natural or other disaster, or by reason of strikes or other labor disruptions, or if there were a significant contractual dispute between the parties.
In the event that WestRock Paper Mill or KapStone Paper Mill were to fail to provide the contracted services, we would be required to obtain these services from other third parties at an increased cost or to expend capital to provide these services ourselves. The expenses associated with obtaining or providing these services, as well as any interruption in our operations as a result of the failure of the counterparty to provide these services, may be significant and may adversely affect our financial condition and results of operations.
Furthermore, in the event that WestRock Paper Mill wastewater treatment operations do not comply with permits or applicable law and WestRock Paper Mill is unable to determine the cause of such compliance, then we will be responsible for between 10% and 50% of the costs and expenses of such noncompliance (increasing in 10% increments per violation during each

Index
PART I

twelve (12) month period) despite representing less than 3% of the total wastewater volume. These costs and expenses may be significant and may adversely affect our financial condition and results of operations.
Additionally, our Covington performance materials facility is located on real property leased from WestRock pursuant to a long-term lease agreement, and is surrounded by the WestRock Paper Mill, and a portion of our North Charleston performance chemicals facility is located on real property leased from KapStone and is adjacent to KapStone Paper Mill. In the event we were to have a dispute with WestRock or KapStone regarding the terms of our lease agreement, or we were otherwise unable to fully access or utilize the leased property, the associated business disruption may be significant and may adversely affect our financial condition and results of operations.
We are also dependent on third parties for the disposal of brine, which results from our own conversion of BLSS into CTO. If these service providers do not perform under their contracts, the costs of disposing of brine ourselves, including, for example, the transportation costs, could be significant.
Work stoppages and other labor relations matters may have an adverse effect on our financial condition and results of operations.
A number of our employees are governed by collective bargaining agreements (“CBAs"). From time to time the Company engages in negotiations to renew CBAs as those contracts are scheduled to expire. We are currently negotiating independently with the bargaining committee for the Covington Paperworkers Union (“CPU”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. The agreement with CPU expired on December 1, 2016 while the agreement with IBEW expired on January 15, 2017. The provisions of both agreements remain in effect under an “evergreen clause” and notice provisions. The two negotiations are proceeding in good faith by all parties with additional dates set for further discussion in the near future. While the Company has generally positive relations with its labor unions, there is no guarantee the Company will be able to successfully negotiate new union contracts without work stoppages, labor difficulties or unfavorable terms. If we were to experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected. In addition, due to the co-location of our Covington, Virginia and North Charleston, South Carolina facilities within the WestRock Paper Mill and KapStone Paper Mill facilities, a strike or work stoppage at either of those facilities could cause disruptions at our facilities, and our results of operations could be materially and adversely affected.
The collective bargaining agreement with the CPU representing approximately 125 production and maintenance employees in our Covington, Virginia facility also covered production employees of the adjoining WestRock Company paper mill. Similarly, the collective bargaining agreement with the IBEW for WestRock Covington’s electrical and instrument technicians also represented eight hourly employees working at our Covington facility. These shared collective bargaining arrangements have been separated subsequent to the Separation.
Our business involves hazards associated with chemical manufacturing, storage, transportation and disposal.
There are hazards associated with the chemicals we manufacture and the related storage and transportation of our raw materials, including common solvents, such as toluene and methanol, and reactive chemicals, such as acrylic acid, all of which fall under the OSHA Process Safety Management Code. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage and performance by third parties, and as a result we could face the following potential hazards: piping and storage tank leaks and ruptures; mechanical failure; employee exposure to hazardous substances; and chemical spills and other discharges or releases of toxic or hazardous substances or gases.
These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our public reputation and brand and diminished product acceptance. If such actions are determined adversely to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flow to offset any associated costs. Such outcomes could adversely affect our financial condition and results of operations.
Regulation of exposure to certain process chemicals could require expenditures or changes to our product formulations.
Certain regulations applicable to our operations, including the Occupational Safety and Health Act and the Toxic Substances Control Act in the United States and the Registration, Evaluation and Authorization of Chemicals, or REACH, directive in Europe, prescribe limits restricting exposure to a number of chemicals used in our operations, including certain forms of

Index
PART I

formaldehyde, a raw materials used in the manufacture of phenolic modified rosin-based ink resins and some lignin-based dispersants. Future studies on the health effects of chemicals used in our operations, including alkylphenols, such as bisphenol A, which are used in our TOR-based ink resins, may result in additional regulation or new requirements in the United States, Europe and elsewhere, which might further restrict or prohibit the use of, and exposure to, these chemicals. Additional regulation of or requirements for these or other chemicals could require us to change our operations, and these changes could affect the quality or types of products we manufacture and/or materially increase our costs.
The Company’s operations are subject to a wide range of general and industry specific environmental laws and regulations.
The Company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations, including for example related to bisphenol A, formaldehyde and air emissions. Changes in environmental laws and regulations, or their application, could subject the Company to significant additional capital expenditures and operating expenses in future years. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
We are subject to cyber-security risks related to our intellectual property and certain other data.
We use information technologies to retain certain of our intellectual property, as well as to securely manage operations and various business functions. Our systems are potentially subject to attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third party providers, we could become subject to cyber-attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our financial condition or results of operations.
We are dependent on certain customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company’s ten largest customers (across both segments) accounted for 37% of total sales for 2016. No customer accounted for more than 10% of total sales for 2016. With some exceptions, our business with those large customers is based primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our business prospects, financial condition and results of operations would be materially adversely affected.
Challenges in the commercial and credit environment may materially adversely affect Ingevity's future access to capital.
Ingevity’s ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for Ingevity’s products or in the solvency of its customers or suppliers or if other significantly unfavorable changes in economic conditions occur. Volatility in the world financial markets could increase borrowing costs or affect Ingevity’s ability to gain access to the capital markets, which could have a material adverse effect on Ingevity’s competitive position, business, financial condition, results of operations and cash flows.
The inability to make or effectively integrate future acquisitions may affect our results.
As part of our growth strategy, we may pursue acquisitions of complementary businesses and product lines or invest in joint ventures. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our financial condition and results of operations could be adversely affected.
Ingevity may not be able to engage in certain corporate actions under the terms of the Tax Matters Agreement.
To preserve the tax-free treatment to WestRock of the separation and the distribution, under the Tax Matters Agreement that Ingevity entered into with WestRock, Ingevity and its subsidiaries are restricted from taking or failing to take any action that prevents the distribution and/or certain related transactions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, prior to or on the 25-month anniversary of the distribution date, Ingevity is prohibited, except in certain circumstances, from:

Index
PART I

•
entering into any transaction resulting in the acquisition of 50% or more of its stock (by vote or value, taking into account the stock indirectly acquired by Rock-Tenn stockholders in the Merger) or a substantial portion of its assets, whether by merger or otherwise;

•	merging, consolidating, dissolving or liquidating, or permitting any of its subsidiaries to merge, consolidate, dissolve or liquidate;
•issuing equity securities beyond certain thresholds;
•taking any action affecting the relative voting rights of Ingevity stock;
•redeeming or repurchasing its capital stock beyond certain thresholds; and
•ceasing to actively conduct certain businesses.
These restrictions may limit Ingevity’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the Tax Matters Agreement, Ingevity is required to indemnify WestRock against any of WestRock’s tax liabilities as a result of the acquisition of Ingevity’s stock or assets, even if Ingevity did not participate in or otherwise facilitate the acquisition.
We are subject to continuing contingent tax-related liabilities of WestRock.
Under the Code, each corporation that was a member of WestRock's consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the separation, we entered into a Tax Matters Agreement with WestRock that allocates the responsibility for prior period taxes of WestRock's consolidated tax reporting group between Ingevity and WestRock. If WestRock were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. The Tax Matters Agreement generally gives WestRock discretion to handle consolidated tax returns and audits for pre-distribution periods in a manner which may be unfavorable to us and which may result in additional tax costs to us.
Ingevity is dependent upon WestRock for the performance of obligations under various critical agreements that were executed as part of the separation.
In connection with the separation, Ingevity and WestRock entered into a separation and distribution agreement and various other agreements, including a Transition Services Agreement, Intellectual Property Agreement, a Tax Matters Agreement, and an Employee Matters Agreement. These transaction agreements determined the allocation of assets and liabilities between the companies following the separation for those respective areas, include any necessary indemnifications related to liabilities and obligations and provide for certain important services to be performed between the companies. Ingevity relies on WestRock to satisfy its performance and payment obligations under these agreements. If WestRock is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, Ingevity could incur operational difficulties or losses. If Ingevity does not have in place its own systems and services, or if Ingevity does not have agreements with other providers of these services once the transition services agreement expires, Ingevity may not be able to operate its business effectively and its profitability may decline. Ingevity is in the process of creating its own, or engaging third parties to provide, systems and services to replace many of the systems and services that WestRock currently provides to Ingevity. However, Ingevity may not be successful in implementing these systems and services or in transitioning data from WestRock’s systems to Ingevity.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation.
Our financial results previously were included within the consolidated results of WestRock, and our reporting and control systems were appropriate for those of subsidiaries of a public company. Prior to the separation, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. Following the separation, we are subject to such reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations place significant demands on our management, administrative and operational resources, including accounting and IT resources.

Index
PART I

To comply with these requirements, we have upgraded and continue to upgrade our systems, including computer hardware infrastructure, implementation of additional financial and management controls, reporting systems and procedures, and we continue to hire additional accounting, finance and IT staff. If we are unable to upgrade our financial and management controls, reporting systems, IT and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.
Our future tax rates may be adversely affected by a number of factors, including: future changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in estimated realization of our deferred tax assets; the repatriation of non-US earnings for which we have not previously provided US income and non-US withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are non-deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws or interpretation of such tax laws. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.

Risks Relating to Ingevity’s Common Stock
The price of Ingevity’s common stock may fluctuate significantly.
The market price of Ingevity common stock may fluctuate significantly due to a number of factors, some of which may be beyond Ingevity’s control, including:

•	actual or anticipated fluctuations in Ingevity’s operating results;

•	changes in earnings estimated by securities analysts or Ingevity’s ability to meet those estimates;

•	the operating and stock price performance of comparable companies;

•	changes to the regulatory and legal environment under which Ingevity operates; and

•	domestic and worldwide economic conditions.
We cannot guarantee the timing, amount or payment of any dividends on our common stock in the future.
The payment and amount of any dividend is subject to the sole discretion of our board's independent directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurances that we will pay a dividend.
Your percentage of ownership in Ingevity may be diluted in the future.
A stockholder's percentage ownership in Ingevity may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such awards will have a dilutive effect on Ingevity’s earnings per share, which could adversely affect the market price of Ingevity’s common stock. From time to time, Ingevity will issue additional options or other stock-based awards to certain employees under Ingevity’s employee benefits plans.
In addition, Ingevity’s amended and restated certificate of incorporation authorizes Ingevity to issue, without the approval of Ingevity’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Ingevity’s common stock respecting dividends and distributions, as Ingevity’s board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Ingevity’s common stock. For example, Ingevity could grant the holders of preferred stock the right to elect some number of Ingevity’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Ingevity could assign to holders of preferred stock could affect the residual value of the common stock.

Index
PART I

Certain provisions in Ingevity’s amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Ingevity, which could depress the trading price of Ingevity’s common stock.
Ingevity’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Ingevity’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of Ingevity’s stockholders to act by written consent;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of Ingevity’s board to issue preferred stock without stockholder approval;

•	the ability of Ingevity’s remaining directors to fill vacancies on Ingevity’s board of directors;

•	the separation of Ingevity’s board of directors into three classes of directors, which classification will terminate beginning at the Company’s 2019 annual meeting;

•	the inability of Ingevity’s stockholders to remove directors other than for cause while the board is classified; and

•
the requirement that the affirmative vote of holders of at least 75% of Ingevity’s outstanding voting stock is required to amend certain provisions of Ingevity’s amended and restated certificate of incorporation and amended and restated bylaws.

In addition, because Ingevity has not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.
Ingevity believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Ingevity’s board of directors and by providing Ingevity’s board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Ingevity immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Ingevity’s board of directors determines is not in the best interests of Ingevity and Ingevity’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
There could be significant liability if the separation were determined to be a taxable transaction.
In connection with the separation, our former parent received an opinion from outside tax counsel to the effect that the requirements for tax-free treatment under Section 355 of the Code would be satisfied. The opinion relied on certain facts, assumptions, representations and undertakings from our former parent and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings were incorrect or not satisfied, we and our stockholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.
Notwithstanding the opinion of tax counsel, the IRS could determine upon audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings were incorrect or violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of our company or our former parent after the separation. If the separation were determined to be taxable for U.S. federal income tax purposes, our former parent and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

Index
PART I

Ingevity’s amended and restated bylaws designate the state courts within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Ingevity’s stockholders, which could discourage lawsuits against Ingevity and Ingevity’s directors and officers.
Ingevity’s amended and restated bylaws provide that unless the board of directors otherwise determines, a state court within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Ingevity, any action asserting a claim of breach of a fiduciary duty owed by any director of officer of Ingevity to Ingevity or Ingevity’s stockholders, creditors or other constituents, any action asserting a claim against Ingevity or any director or officer of Ingevity arising pursuant to any provision of the DGCL, or Ingevity’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against Ingevity or any director or officer of Ingevity governed by the internal affairs doctrine. However, if no state court located within the State of Delaware has jurisdiction, the action may be brought in the federal district court for the District of Delaware. Although Ingevity’s amended and restated bylaws include this exclusive forum provision, it is possible that a court could rule that this provision is inapplicable or unenforceable. This exclusive forum provision may limit the ability of Ingevity’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Ingevity or Ingevity’s directors or officers, which may discourage such lawsuits against Ingevity and Ingevity’s directors and officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Ingevity may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect Ingevity’s business, financial condition or results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We are headquartered in North Charleston, South Carolina and operate manufacturing facilities in the United States and China and warehouse and distribution facilities globally. The following locations represent the principal properties of Ingevity. We believe these facilities are adequate and suitable for our current operations. We believe the productive capacity of our facilities is sufficient for our current needs. In the case of the properties identified as “Leased”, we nevertheless own the manufacturing assets themselves.

	Own / Lease	Functional Use
North Charleston, South Carolina	Own	Corporate Headquarters; Application Labs Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
DeRidder, Louisiana	Lease(1)	Performance Chemicals: Manufacturing
Waynesboro, Georgia (70% owned JV)	Own	Performance Materials: Manufacturing
Wickliffe, Kentucky	Own	Performance Materials: Manufacturing
Wujiang, People’s Republic of China	Lease	Performance Materials: Manufacturing
Zhuhai, People’s Republic of China	Lease	Performance Materials: Manufacturing
________________________

(1)	Represents a capital lease with the Industrial Development Board of the City of DeRidder, Louisiana, Inc.
ITEM 3.    LEGAL PROCEEDINGS
We are from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition or results of operations nor are we aware of any material pending or contemplated proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Index
PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters

Ingevity's common stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." "Regular way" trading of our common stock began on May 16, 2016. The number of record holders of our common stock was approximately 5,700 at February 28, 2017.

Holders of Ingevity's common stock are entitled to receive dividends when they are declared by the Board of Directors. No dividends have been declared since the Separation. Our stock transfer agent and registrar is Wells Fargo, N.A.

The high and low trading prices of our common stock as reported on NYSE for each quarter since the Separation are shown below.

	2016
Common stock prices	Second Quarter (1)	Third Quarter	Fourth Quarter
High	$35.31	$48.30	$55.43
Low	$24.50	$33.90	$40.24
_______________
(1)    Beginning on May 16, 2016.

Unregistered Sales of Equity Securities

Not Applicable.

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2016:

Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2016	—	$—	—	$—	$—
November 1-30, 2016	—	—	—	—	—
December 1-31, 2016	—	—	—	—	—
Total Q4 2016	—	$—	—	$—	$—
_______________
(1)    On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.

Stock Performance Graph

The following graph presents the cumulative total shareholder return for Ingevity's common stock compared with the Standard & Poor's (S&P) SmallCap 600 index and the Dow Jones (DJ) Specialty Chemicals index since our separation from WestRock.

The graph assumes the investment of $100 in each of Ingevity's common stock, the S&P SmallCap 600 index, and DJ Specialty Chemicals index on May 16, 2016, the date that Ingevity's common stock began "regular-way" trading on NYSE, and that all dividends, if any, were reinvested.

The graph and related information set forth above are not deemed to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

ITEM 6.    SELECTED FINANCIAL DATA
Ingevity did not operate as a separate, stand-alone entity for the five-year period ended December 31, 2016 included within the table below. Our consolidated balance sheet as of December 31, 2016 consists of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our consolidated balance sheet as of December 31, 2015, 2014, 2013 and 2012 and consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been prepared on a “carve out” basis for the periods and dates prior to the Separation on May 15, 2016.
The information presented in the tables below for, and as of the end of, each of the years in the five-year period ended December 31, 2016, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2016.

Index
PART II

	Year ended December 31,
In millions, except per share and share data	2016	2015 (1)	2014 (1)	2013 (1)	2012
Statement of Operations Data:
Net sales	$908.3	$958.3	$1,035.5	$964.4	$939.3
Gross profit	274.4	275.4	318.5	290.4	297.2
Separation costs	17.5	17.2	0.4	—	—
Restructuring and other (income) charges, net	41.2	(7.5)	(5.6)	(2.4)	—
Income before income taxes	87.0	136.5	202.1	180.9	189.5
Net income (loss) attributable to Ingevity stockholders	35.2	79.7	129.0	116.8	120.0
Per Share Data attributable to Ingevity stockholders (2)
Basic earnings (loss) per share	$0.83	$1.89	$3.06	$2.77	$2.85
Diluted earnings (loss) per share	0.83	1.89	3.06	2.77	2.85

Balance Sheet Data (at period end):
Working capital (3)	$158.3	$196.5	$128.7	$119.2	$109.3
Property, plant and equipment, net	422.8	437.5	410.1	325.6	300.0
Total assets	832.8	778.7	715.1	592.6	551.1
Long-term debt including capital lease obligations	481.3	80.0	85.8	85.8	85.8
Total equity	134.6	517.4	416.6	326.3	295.5

Other Data:
Capital expenditures	$56.7	$100.9	$101.8	$57.3	$40.2
Depreciation and amortization expense	38.8	34.6	32.3	32.8	31.9
Weighted average common stock outstanding (in thousands) (2):
Basic shares	42,108	42,102	42,102	42,102	42,102
Diluted shares	42,271	42,102	42,102	42,102	42,102
_______________

(1)
Certain prior period amounts have been revised to reflect the correction of certain immaterial errors. See Note 3 to our Consolidated Financial Statements included within Item 8 of this Form 10-K for more information.

(2)
On May 15, 2016, WestRock distributed 42.1 million shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014, 2013 and 2012 are calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

(3)	Defined as current assets less current liabilities.

Index
PART II

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s results of operations and financial condition (“MD&A”) is provided as a supplement to the Consolidated Financial Statements and notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A under the heading "Risk Factors" as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

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

Index
PART II

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
The Performance Materials segment primarily produces automotive activated carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The automotive activated carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds ("VOCs") which contain hazardous air pollutants and can photochemically react to form ozone and secondary organic aerosols, a form of PM2.5, which themselves form haze. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
The Performance Chemicals segment develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, oil drilling and production and other diverse industrial specialty applications such as adhesives, agrochemical dispersants, publication inks and lubricants. The Performance Chemicals segment serves customers globally from its manufacturing operations in the United States.
Recent Developments
In 2016, we began commercial production and sales of automotive grade products from our Zhuhai, China facility.  Additionally, to support the growth we are seeing in the Tier 3 automotive applications, we began expansion at our joint venture Purification Cellutions, LLC, Waynesboro, Georgia facility, an investment that, when completed, will effectively double the capacity of that facility by year end 2017. We also implemented a series of cost reduction initiatives in 2016.  The first, among other actions, included a reduction in salaried workforce.  In addition, we made the decision to close its Performance Chemicals derivatives manufacturing facility in Rio de Janerio, Brazil.  Both of these decisions were taken in the first quarter.  In the third quarter, the Company took the decision to close its Performance Chemicals refinery in Santa Catarina, Brazil.  All of these actions were taken to improve our cost structure and better match it with the current business environment.  We plan to serve the profitable business from our two Brazilian facilities from our more efficient, U.S.-based facilities.  In total, these three actions reduced our workforce by approximately 180 people.
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), WestRock Company (“WestRock”) completed the previously announced separation of the business comprising WestRock's Specialty Chemicals reporting segment, and certain other assets and liabilities, into Ingevity, a separate public company (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common

Index
PART II

stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business of May 4, 2016 (the "Record Date").
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
Correction to previously issued financial statements
During the quarters and year ended December 31, 2016, we identified various errors related to our previously issued annual and interim Consolidated Financial Statements. Specifically, in the first quarter of 2016, we determined that $3.3 million of cumulative intercompany profit in inventory had not been eliminated in prior years. During the fourth quarter, we also identified errors related to the understatement of accruals for services rendered in prior years, as well as errors related to the timing for which revenue has been previously recognized. A cash flow reclassification error decreased 2014 cash flow from operating activities and increased cash flow from investing activities by $6.0 million was also corrected as part of this revision.
The cumulative impact of the errors identified in 2016 had resulted in the overstatement of pre-tax and net income of $1.6 million and $1.0 million in 2015 and $0.9 million and $0.6 million in 2014, and a cumulative impact to net parent investment of $2.5 million as of January 1, 2014. In addition, such errors resulted in the $9.4 million and $5.5 million overstatement of revenue in 2015 and 2014, respectively. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014 in connection with this Form 10-K and those corrections will also be reflected in the Company’s future Form 10-Q filings. The impact of the corrections on previously issued financial statements is included in the tables below. See Note 3 to the Consolidated Financial Statements included within Section 8 of this Form 10-K for more information.

Index
PART II

Results of Operations

	Year Ended December 31,
In millions, except per share data	2016	2015	2014
Net sales	$908.3	$958.3	$1,035.5
Cost of sales	633.9	682.9	717.0
Gross profit	274.4	275.4	318.5
Selling, general and administrative expenses	114.0	110.1	107.7
Separation costs	17.5	17.2	0.4
Restructuring and other (income) charges, net	41.2	(7.5)	(5.6)
Other (income) expense, net	(3.2)	(1.0)	(2.5)
Interest expense	19.3	20.1	16.4
Interest income	(1.4)	—	—
Income before income taxes	87.0	136.5	202.1
Provision for income taxes	42.6	52.2	69.5
Net income (loss)	44.4	84.3	132.6
Less: Net income (loss) attributable to noncontrolling interests	9.2	4.6	3.6
Net income (loss) attributable to Ingevity stockholders	$35.2	$79.7	$129.0
Net Sales Comparison of Years Ended December 31, 2016, 2015 and 2014

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year ended December 31, 2016	$908.3	(5)%	—%	(3)%	(2)%
Year ended December 31, 2015	958.3	(7)%	(3)%	(2)%	(2)%
Year Ended December 31, 2016 vs. 2015
Net sales were $908.3 million and $958.3 million for the years ended December 31, 2016 and 2015, respectively. The sales decrease in 2016 was driven by a volume decline of $59.5 million (six percent of sales) across all Performance Chemicals' product lines as well as unfavorable pricing and product mix of $34.7 million (four percent of sales) in certain industrial specialties and oilfield technologies products within Performance Chemicals and $0.2 million in Performance Materials due to pricing pressure from competing materials and foreign exchange of $1.0 million. The sales decrease was partially offset by volume gains of $43.4 million (five percent of sales) in Performance Materials due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, favorable pricing and product mix of $2.0 million in Performance Chemicals' pavement technologies.

Index
PART II

Year Ended December 31, 2015 vs. 2014
Net sales were $958.3 million and $1,035.5 million for the years ended December 31, 2015 and 2014, respectively. The sales decrease in 2015 was driven by foreign exchange of $31.2 million (three percent of sales) due to the devaluation of the euro, Japanese yen and Brazilian real versus the U.S. dollar and unfavorable pricing and mix of $24.6 million in Performance Chemicals (two percent of sales) in the rubber, publication inks, and adhesives markets and certain industrial specialties and oilfield technologies products due to pricing pressure from competitive materials partially offset by favorable pricing and mix of $4.8 million in Performance Materials resulting in an overall reduction in sales by two percent as compared to 2014. Overall, volume declined $26.2 million (two percent of sales) due to volume declines in process purification markets, oilfield and certain industrial specialties markets that were partially offset by volume growth in high value strategic markets for pavement due to sales penetration and market growth and Performance Materials due to strength in the North American Free Trade Association ("NAFTA") automotive market and continued regulatory trends.
Cost of sales
Year Ended December 31, 2016 vs. 2015
Cost of sales were $633.9 million (70% of sales) and $682.9 million (71% of sales) for the years ended December 31, 2016 and 2015, respectively. Reduced cost of sales was driven by sales volume declines resulting in a $35.8 million reduction to cost of sales, reduced cost of sales in foreign locations stemming from the strength of the US dollar of $1.8 million, and lower input costs related to petroleum-based raw materials, energy, and CTO impacting cost of sale by $19.9 million. These decreases were partially offset by increased depreciation and amortization of $4.2 million and manufacturing-related spending of $4.3 million due to unfavorable productivity costs, a portion of which related to the startup of our Performance Materials’ activated carbon manufacturing facility in Zhuhai, China.
Year Ended December 31, 2015 vs. 2014
Cost of sales were $682.9 million (71% of sales) and $717.0 million (69% of sales) for the years ended December 31, 2015 and 2014, respectively.  The $34.1 million decrease in cost of sales was due to a decrease of $21.1 million due to a two percent decline in sales volume, a decrease of $17.0 million due to the devaluation of the euro and Brazilian real versus the U.S. dollar, and $20.0 million due to lower input costs related to CTO, other petroleum-based raw materials and energy. These decreases were partially offset by $24.0 million of unfavorable productivity related to significantly higher planned maintenance outages, particularly in the fourth quarter, higher costs related to the startup of the new Performance Materials plant in China, higher depreciation and amortization with higher capital expenditures, and other manufacturing related spending.
Selling, general and administrative expenses
Year Ended December 31, 2016 vs. 2015
Selling, general and administrative expenses were $114.0 million (13% of sales) and $110.1 million (11% of sales) for the years ended December 31, 2016 and 2015, respectively. Selling, general, and administrative expenses increased due to higher employee-related costs partially offset by cost reduction initiatives that commenced in early 2016.
Year Ended December 31, 2015 vs. 2014
Selling, general and administrative expenses were $110.1 million (11% of sales) and $107.7 million (10% of sales) for the years ended December 31, 2015 and 2014, respectively. The increase was primarily driven by higher employee costs compared to 2014.

Index
PART II

Separation costs
Year Ended December 31, 2016 vs. 2015
Separation costs of $17.5 million and $17.2 million for the years ended December 31, 2016 and 2015, respectively, were expenses related to the Separation. See Note 15 within the Consolidated Financial Statements within this Form 10-K for more information.
Year Ended December 31, 2015 vs. 2014
Separation costs of $17.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively, were expenses related to the Separation. See Note 15 within the Consolidated Financial Statements within this Form 10-K for more information.
Restructuring and other (income) charges, net
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, we recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $1.8 million. The severance costs began to be paid in the fourth quarter of 2016. Refinery production ceased before year end with decommissioning of the facility to be completed by mid-2017. We recorded $2.6 million of additional miscellaneous exit costs during the year ended December 31, 2016. We expect additional exit and disposal costs incurred and paid through the first half of 2017 in the range of $3 million to $4 million.
During the first quarter of 2016, we announced the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, we recorded $0.1 million impairment charge on fixed assets, $1.8 million in severance and other employee-related costs and $1.7 million of additional miscellaneous exit costs during year ended December 31, 2016.
During the first quarter of 2016, we also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the year ended December 31, 2016, we recorded severance and other employee-related charges of $2.7 million ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). We also recorded an impairment charge on fixed assets of $0.3 million in the year ended December 31, 2016 (related to the Performance Chemicals segment).
2015 activities
During 2015, we sold our 60 percent interest in a subsidiary in China for cash proceeds of $11.5 million and recorded a gain on the sales of the subsidiary of $10.3 million. Prior to its sale, this subsidiary operated under our Performance Materials operating segment. Additionally during 2015, we recognized income of $1.2 million associated with the sale of our Performance Materials' air purification business in 2014.
As part of a plan that was implemented to restructure a portion of our operations during 2015, we recorded an impairment of $4.0 million to write down inventory and property, plant and equipment associated with certain manufacturing operations of our Performance Chemicals segment.
2014 activities
We made a strategic decision to sell our Performance Materials' air purification business. During 2014, we sold the net working capital and associated customer list related to the air purification business and recorded a $5.6 million gain on sale.

Index
PART II

Detail on the restructuring charges and asset disposal activities is provided below.

	Year Ended December 31,
In millions	2016	2015	2014
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(11.5)	$(5.6)
Severance and other employee-related costs (1)	6.3	—	—
Asset write-downs (2)	30.6	4.0	—
Other (income) charges, net (3)	4.3	—	—
Total restructuring and other (income) charges, net	$41.2	$(7.5)	$(5.6)
_______________

(1)	Represents severance and employee benefit charges.

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

Interest expense
Year Ended December 31, 2016 vs. 2015
Interest expense was $19.3 million and $20.1 million for the years ended December 31, 2016 and 2015, respectively. Interest expense consisted of $6.2 million and $6.5 million related to capital lease obligations and $7.2 million and $13.5 million in allocated interest expense from WestRock for the years ended December 31, 2016 and 2015, respectively. The decrease in the allocated interest expense from WestRock in 2016 compared to 2015 is due to the Separation which occurred on May 15, 2016 because following the Separation, there was no longer any allocated interest expense from WestRock. Additionally, in the year ended December 31, 2016, there was interest expense of $5.9 million associated with our credit facilities. See Note 10 within the Consolidated Financial Statements within this Form 10-K for more information on our credit facilities.
Year Ended December 31, 2015 vs. 2014
Interest expense, net was $20.1 million and $16.4 million for the years ended December 31, 2015 and 2014, respectively. Interest expense consisted of $6.5 million and $6.5 million related to capital lease obligations and $13.5 million and $9.9 million in allocated interest expense from WestRock for the years ended December 31, 2015 and 2014, respectively.
Interest income
Year Ended December 31 2016, 2015 and 2014
Interest income was $1.4 million for the year ended December 31, 2016. The interest income in 2016 related to interest earned on our $69.7 million restricted investment. Refer to Note 10 within these Consolidated Financial Statements within this Form 10-K for further information. There was no interest income in the years ended December 31, 2015 or 2014.
Provision for income taxes
Additional detail explaining the change in the GAAP effective tax rate is presented in Note 17 to the Consolidated financial statements within this Form 10-K.

Index
PART II

Year Ended December 31, 2016 vs. 2015
The Company’s effective tax rate was 49.0% and 38.2% for the years ended December 31, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs associated with the Separation in 2016 and the unfavorable results of legal entities with full valuation allowances, including the $32.0 million charge associated with the exit of our refinery operations in Palmeira, Santa Catarina, Brazil. See Note 17 within the Consolidated Financial Statements within this Form 10-K for more information. Excluding the impact of restructuring and other (income charges), separation costs and losses from legal entities with full valuation allowances the change in the effective tax rate period over period was primarily due to a shift in earnings mix as it relates to domestic versus foreign income earned. Foreign profits are generally taxed at lower rates compared to domestic income.
Year Ended December 31, 2015 vs. 2014
The Company’s effective tax rate was 38.2% and 34.4% for the years ended December 31, 2015 and 2014, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs in 2015 associated with the Separation and the unfavorable results of legal entities with full valuation allowances. Excluding the impact of these non-deductible costs, the changes in the effective tax rate period to period is the same as noted in the December 31, 2016 vs. 2015 discussion above. See Note 17 within the Consolidated Financial Statements within this Form 10-K for more information.
Net income (loss) attributable to noncontrolling interests
Year Ended December 31, 2016, 2015, and 2014
Net income (loss) attributable to noncontrolling interests was $9.2 million, $4.6 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that manufactures,our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance for the years ended December 2016, 2015 and 2014.
Net income (loss) attributable to Ingevity stockholders
Year Ended December 31, 2016 vs. 2015
Net income (loss) attributable to Ingevity stockholders was $35.2 million and $79.7 million for the years ended December 31, 2016 and 2015, respectively. This decrease of $44.5 million was primarily driven by the $32.0 million charge associated with the exit of our Performance Chemicals' refinery operations in Palmeira, Santa Catarina, Brazil as well as declines in segment operating profit in Performance Chemicals of $29.9 million partially offset by increased segment operating profit in Performance Materials of $27.2 million and a tax provision which is lower by $9.6 million in 2016 compared to 2015.
Year Ended December 31, 2015 vs. 2014
Net income (loss) attributable to Ingevity stockholders was $79.7 million and $129.0 million for the years ended December 31, 2015 and 2014, respectively. This decrease of $49.3 million was primarily driven by declines in segment operating profit in Performance Chemicals of $37.2 million and in Performance Materials of $9.8 million. See Segment Operating Results section below for more information on the results of operations for each of our operating segments.

Index
PART II

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of our segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 4 to the Consolidated Financial Statements.
Performance Materials

In millions	Year Ended December 31,
	2016	2015	2014
Net sales	$301.0	$256.4	$249.4
Segment operating profit	106.9	79.7	89.5
Net Sales Comparison of Years Ended December 31, 2016, 2015 and 2014

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year ended December 31, 2016	$301.0	17%	—%	—%	17%
Year ended December 31, 2015	256.4	3%	(1)%	2%	2%
Year Ended December 31, 2016 vs. 2015
Segment net sales for the Performance Materials segment were $301.0 million and $256.4 million for the years ended December 31, 2016 and 2015, respectively. The sales increase in 2016 was driven by $43.4 million (17 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption and $1.4 million of favorable foreign exchange primarily due to the appreciation of the Japanese yen versus the U.S. dollar. These gains were partially offset by $0.2 million in pricing and product mix driven by process purifications applications.
Segment operating profit for the Performance Materials segment was $106.9 million and $79.7 million for the years ended December 31, 2016 and 2015, respectively. Segment operating profit increased $27.2 million primarily due to $2.6 million in favorable pricing and mix in automotive emissions, $29.4 million in favorable volume, $1.7 million in deflation on energy and raw materials. These increases were partially offset by $5.2 million in higher depreciation and amortization expense and $1.3 million due to unfavorable productivity costs, a portion of which related to the startup of our activated carbon manufacturing facility in Zhuhai, China in 2016 compared to 2015.
Year Ended December 31, 2015 vs. 2014
Segment net sales for the Performance Materials segment were $256.4 million and $249.4 million for the years ended December 31, 2015 and 2014, respectively. The sales increase in 2015 was driven by $5.7 million (two percent of sales) in volume improvements in the automotive emissions market due to strength in the NAFTA market and continued regulatory trends partially offset by declines in process purification markets and $4.4 million (two percent of sales) in pricing and mix improvements from gains in the automotive emissions market. These gains were partially offset by $3.1 million (one percent of sales) of unfavorable foreign currency exchange due to the devaluation of the Japanese yen and the euro versus the U.S. dollar compared to 2014.

Index
PART II

Segment operating profit for the Performance Materials segment was $79.7 million and $89.5 million for the years ended December 31, 2015 and 2014, respectively. Segment operating profit was down $9.8 million primarily due to $14.7 million from unfavorable productivity related to higher planned maintenance outages and project expenses incurred during the construction of our plant in Zhuhai, China, and $2.7 million from unfavorable foreign currency exchange due to the devaluation of the Japanese yen and euro versus the U.S. dollar which was partially offset by $3.8 million in favorable pricing and mix in automotive emissions and $3.8 million in favorable volume compared to 2014.
Performance Chemicals

	Year Ended December 31,
In millions	2016	2015	2014
Net sales
Pavement Technologies product line	$148.8	$147.5	$132.0
Oilfield Technologies product line	58.5	78.0	126.8
Industrial Specialties product line	400.0	476.4	527.3
Total Performance Chemicals - Net sales	$607.3	$701.9	$786.1

Segment operating profit	56.7	86.6	123.8
Net Sales Comparison of Years Ended December 31, 2016, 2015 and 2014

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year ended December 31, 2016	$607.3	(13)%	—%	(5)%	(8)%
Year ended December 31, 2015	701.9	(11)%	(4)%	(3)%	(4)%
Year Ended December 31, 2016 vs. 2015
Segment net sales for the Performance Chemicals segment were $607.3 million and $701.9 million for the years ended December 31, 2016 and 2015, respectively. The sales decrease was driven by volume declines of $59.5 million (eight percent of sales) driven by unfavorable volume in all Performance Chemicals' product lines, $34.7 million (five percent of sales) of unfavorable pricing and product mix in certain industrial specialties and oilfield technologies products due to pricing pressure from competing materials and $2.4 million of unfavorable foreign currency exchange. These decreases were partially offset by price and product mix growth of $2.0 million in high value strategic markets for pavement technologies compared to 2015.
Segment operating profit for the Performance Chemicals segment was $56.7 million and $86.6 million for the years ended December 31, 2016 and 2015, respectively. Segment operating profit decreased $28.7 million due to unfavorable pricing and product mix, $17.4 million due to lower sales volume, and $3.0 million due to reduced throughput partially offset by cost savings initiatives. These decreases were partially offset by $18.2 million of deflation on petroleum-based raw materials, energy and CTO compared to 2015 and $1.0 million of lower depreciation and amortization expense in 2016 compared to 2015.

Index
PART II

Year Ended December 31, 2015 vs. 2014
Segment net sales for the Performance Chemicals segment were $701.9 million and $786.1 million for the years ended December 31, 2015 and 2014, respectively. The sales decrease was driven by $28.2 million (four percent of sales) of unfavorable foreign currency exchange due to the devaluation of the euro and Brazilian real versus the U.S. dollar and $24.2 million (three percent of sales) of unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain other industrial specialties and oilfield technologies products. Volume declined by $31.8 million (four percent of sales) driven by unfavorable volume in oilfield and certain industrial specialties markets partially offset by volume growth of $14.7 million (two percent of sales) in high value strategic markets for pavement, adhesives, and agrochemicals markets compared to 2014.
Segment operating profit for the Performance Chemicals segment was $86.6 million and $123.8 million for the years ended December 31, 2015 and 2014, respectively. Segment operating profit decreased primarily due to $24.2 million from unfavorable pricing and product mix in the rubber, publication inks, and adhesives markets and certain industrials specialties and oilfield technologies products, $8.9 million from unfavorable foreign currency exchange due to the devaluation of the euro and Brazilian real versus the U.S. dollar, $7.3 million from lower sales volume, and $15.3 million from unfavorable productivity, higher costs related to higher planned maintenance downtime, costs from continued investments in sales and technical support capabilities, and investments in product development and innovation. These decreases were partially offset by $18.5 million of deflation on CTO and other petroleum-based raw materials compared to 2014.
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

We believe these non-GAAP financial measures provide management as well as investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe Adjusted EBITDA and Segment EBITDA are useful measures because they exclude the effects of financing and investment activities as well as non-operating activities.

Ingevity uses the following non-GAAP measures: Adjusted EBITDA and Segment EBITDA. Adjusted EBITDA is defined as net income plus provision for income taxes, interest expense, depreciation and amortization, separation costs and restructuring and other (income) charges. Segment EBITDA is defined as segment operating profit plus depreciation and amortization.

These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. Reconciliations of Adjusted EBITDA and Segment EBITDA to net income and segment operating profit, respectively, are set forth within this section.

Index
PART II

Reconciliation of Net Income to Adjusted EBITDA
	Year Ended December 31,
In millions	2016	2015	2014
Net income (GAAP)	$44.4	$84.3	$132.6
Provision for income taxes	42.6	52.2	69.5
Interest expense	19.3	20.1	16.4
Interest income	(1.4)	—	—
Depreciation and amortization	38.8	34.6	32.3
Separation costs	17.5	17.2	0.4
Restructuring and other (income) charges	41.2	(7.5)	(5.6)
Adjusted EBITDA (Non-GAAP)	$202.4	$200.9	$245.6
Adjusted EBITDA
Year Ended December 31, 2016 vs. 2015
Adjusted EBITDA was $202.4 million and $200.9 million for years ended December 31, 2016 and 2015, respectively. The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Year Ended December 31, 2015 vs. 2014
Adjusted EBITDA was $200.9 million and $245.6 million for years ended December 31, 2015 and 2014, respectively. The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Year Ended December 31,
In millions	2016	2015	2014
Segment operating profit (GAAP)	$106.9	$79.7	$89.5
Depreciation and amortization	16.4	11.1	9.9
Segment EBITDA (Non-GAAP)	$123.3	$90.9	$99.4

Performance Chemicals	Year Ended December 31,
In millions	2016	2015	2014
Segment operating profit (GAAP)	$56.7	$86.6	$123.8
Depreciation and amortization	22.4	23.5	22.4
Segment EBITDA (Non-GAAP)	$79.1	$110.0	$146.2

Index
PART II

Performance Materials
Year Ended December 31, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $123.3 million and $90.9 million for the years ended December 31, 2016 and 2015, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Year Ended December 31, 2015 vs. 2014
Segment EBITDA for the Performance Materials segment was $90.9 million and $99.4 million for the years ended December 31, 2015 and 2014, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Year Ended December 31, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $79.1 million and $110.0 million for the years ended December 31, 2016 and 2015, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Year Ended December 31, 2015 vs. 2014
Segment EBITDA for the Performance Chemicals segment was $110.0 million and $146.2 million for the years ended December 31, 2015 and 2014, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Total Company Outlook and 2017 Guidance
For revenue, favorable volume in Performance Materials and in certain Performance Chemicals applications are expected to be partially offset by negative pricing pressure in Performance Chemicals industrial specialties applications. We expect to deliver fiscal year 2017 Net sales of $930 million to $950 million.
2017 Adjusted EBITDA is expected to grow in the high single to low double digit range. This is driven by mix improvement due to growth in our higher margin Performance Materials and Performance Chemicals pavement technologies applications, volume growth in oilfield technologies and industrial specialties, favorable year over year CTO costs, partially offset by continued pricing pressure in oilfield technologies and industrial specialties. Some risks to the 2017 outlook include reductions in US SAAR in automotive applications from the 2016 record, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2016, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and increased volume and pricing pressure in industrial specialties. We expect to deliver fiscal year 2017 Adjusted EBITDA of $215 million to $225 million. A reconciliation of Net Income to Adjusted EBITDA as projected for 2017 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include restructuring and other income (charges) to be incurred in 2017 as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently

Index
PART II

included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.
Projected 2017 capital expenditures are expected to be $60 million to $65 million.
Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations, which has historically been transferred to WestRock to support its overall cash management strategy. Transfers of cash to and from WestRock prior to the Separation have been reflected in Net Parent Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Stockholders' Equity.
Cash and cash equivalents totaled $30.5 million at December 31, 2016. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at December 31, 2016 included $14.3 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.

Separation and Distribution impact on liquidity
We do not expect the financing transaction we have entered into (see Note 10 within the Consolidated Financial Statements within this Form 10-K for more information) in connection with the Separation, including the payment of the distribution to WestRock, to impact our cash flow requirements for 2017 or the foreseeable future. We expect to deleverage by using cash flow from operations to repay outstanding borrowings associated with the Separation. In addition, we expect our cash flow from operations combined with cash on hand to be sufficient to meet our working capital needs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations during 2017. As of December 31, 2016 our available capacity under our revolving credit facility is $284.4 million. In addition, we were in compliance with all debt covenants as of December 31, 2016.

Cash flow comparison of Years Ended December 31, 2016, 2015 and 2014

	Years ended December 31,
In millions	2016	2015	2014
Net cash provided by (used in) operating activities	$127.9	$72.2	$138.5
Net cash provided by (used in) investing activities	(126.4)	(89.3)	(96.8)
Net cash provided by (used in) financing activities	(3.4)	27.0	(31.7)
Cash flows provided by (used in) operating activities
During the year ended December 31, 2016, cash flow provided by operations increased primarily due to working capital reductions compared to 2015. Working capital reductions in the year ended December 31, 2016 when compared to 2015 are primarily driven by increases in accounts payable, accrued expenses and accrued payroll and employee benefits partially offset by increases in inventory balances. Below provides a description of the changes to working capital during 2016 (i.e. current assets

Index
PART II

and current liabilities). During 2015, cash flow from operations decreased primarily due to lower year-over-year cash earnings as well as net increases in working capital compared to 2014.
Current Assets and Liabilities

	December 31,
In millions	2016	2015
Cash and cash equivalents	$30.5	$32.0
Accounts receivable, net	89.8	95.2
Inventories, net	151.2	148.9
Prepaid and other current assets	23.7	20.2
Total current assets	$295.2	$296.3
Current assets as of December 31, 2016 decreased $1.1 million compared to December 31, 2015 primarily due to decreases in accounts receivable. Accounts receivable, net as of December 31, 2016 decreased $5.4 million as a result of improved collection rates compared to December 31, 2015. This decrease was partially offset by increases in Inventories, net, which increased by $2.3 million.

	December 31,
In millions	2016	2015
Accounts payable	$79.2	$64.8
Accrued expenses	19.3	14.8
Accrued payroll and employee benefits	25.6	10.0
Notes payable and current portion of long-term debt	7.5	9.4
Income taxes payable	5.3	0.8
Total current liabilities	$136.9	$99.8
Current liabilities as of December 31, 2016 increased by $37.1 million compared to December 31, 2015 primarily driven by increases in accounts payable, accrued expenses and accrued payroll and employee benefits.

Cash flows provided by (used in) investing activities
For the year ended December 31, 2016, cash used in investing activities was primarily related to $69.7 million invested in a trust. In accordance with the Separation Agreements, we used a portion of the proceeds from our debt borrowing to be held in a restricted trust. The trust, presented as restricted investment on our Consolidated Balance Sheet, is to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027. Refer to Note 10 in these Consolidated financial statements for more information. Outside of this investing activity, the cash used in investing activities each period is typically driven by capital expenditures. In the years ended December 31, 2016, 2015 and 2014, capital spending included base maintenance capital supporting ongoing operations and significant growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in North Charleston, South Carolina supporting the adhesives, pavement and oilfield markets.

Capital expenditure categories	Year Ended December 31,
In millions	2016	2015	2014
Maintenance capital expenditures	$32.3	$33.3	$28.0
Safety, health and environment	7.4	12.1	10.5
Growth and cost improvement capital expenditures	17.0	55.5	63.3
Total capital expenditures	$56.7	$100.9	$101.8

Index
PART II

Projected 2017 capital expenditures are expected to be $60 million to $65 million. We have no material commitments associated with these projected capital expenditures as of December 31, 2016.
Cash flows provided by (used in) financing activities
As WestRock managed the Company’s cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Cash used by financing activities in the year ended December 31, 2016 was $3.4 million and was driven by net borrowings of $402.5 million (refer to Note 10 in the Consolidated financial statements for more information) and an inflow from transactions with WestRock of $51.9 million offset by a distribution to WestRock at Separation of $448.5 million. Cash provided by financing activities in the year ended December 31, 2015 was $27.0 million and was driven by net short term debt repayments of $5.8 million and an inflow from transactions with WestRock of $29.1 million. Cash used in financing activities in 2014 was $31.7 million and was driven by excess cash remitted to WestRock of $31.4 million.

Off-Balance Sheet Arrangements
Ingevity is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on Ingevity's financial condition, results of operations or cash flows.
Contractual Obligations
We enter into various contractual obligations throughout the year. Presented below are the contractual obligations of Ingevity as of December 31, 2016, and the time period in which payments under the obligations are due. Disclosures related to capital lease obligations are included in Note 18 of Notes to the Consolidated Financial Statements. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on Ingevity and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts and supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligation.

	Payments due in period
In millions	Total at December 31, 2016	2017	2018-2019	2020-2021	2022 and beyond
Contractual obligations:
Debt maturities	$411.9	$7.5	$37.5	$366.9	$—
Contractual interest (1)	27.4	6.5	12.0	8.9	—
Capital lease obligations (2)	150.0	6.0	12.0	12.0	120.0
Operating lease obligations	41.0	11.5	16.4	8.6	4.5
Purchase obligations	183.0	183.0	—	—	—
Total	$813.3	$214.5	$77.9	$396.4	$124.5
_______________

(1)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $411.9 million of long-term debt subject to variable interest rates at December 31, 2016. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2016. Variable rates are determined by the market and will fluctuate over time.

(2)	Amounts include the interest payments under the capital lease as well as the principle payment due in 2027.

New Accounting Guidance
Refer to the Note 5 to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Consolidated Financial Statements.

Index
PART II

Critical Accounting Policies
Our principal accounting policies are described in Note 4 to the Consolidated Financial Statements included within this Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
Revenue recognition:  We recognize revenues at the point when title and the risk of ownership passes to the customer. Substantially all of Ingevity’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns.
Accounts receivable and allowance for doubtful accounts:  Accounts receivable, net on the Consolidated Balance Sheets are comprised of both trade receivable and non-trade receivable balances less allowances for doubtful accounts. Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. Non-trade receivables represent $5.6 million and $2.8 million at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Accounts receivables have been reduced by an allowance for doubtful accounts of $0.3 million and $0.1 million at December 31, 2016 and 2015, respectively.
Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $16 million and $24 million as of December 31, 2016 and 2015, respectively. Sales to this customer, which are included in our Performance Chemicals segment, were 9 percent, 11 percent and 11 percent of total net sales for the years ended December 31, 2016, 2015 and 2014, respectively. No other customers individually accounted for greater than 10 percent of Ingevity’s consolidated net sales.
Impairment of long-lived assets:  We periodically evaluate whether current events or circumstances indicate that the carrying value of long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists.
If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
Income taxes:  The Company is subject to income taxes in the United States and numerous foreign jurisdictions, including China. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies. Please see Note 17 - Income Taxes to the notes to Consolidated Financial Statements included within Item 8 to this Form 10-K for further discussion.

Index
PART II

The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the Consolidated Statements of Operations.
Ingevity’s pre-Separation activity in the U.S. will be reported in WestRock’s U.S. consolidated income tax return and certain foreign activity will be reported in WestRock tax paying entities in those jurisdictions. Under the Tax Matters Agreement of the Separation, WestRock is responsible for the income tax liabilities associated with all U.S. operations prior to Separation and for the historic operations of certain foreign legal entities retained by WestRock after the Separation. For periods prior to the Separation, the income tax provision included in the Consolidated Financial Statements related to domestic and certain foreign operations was calculated on a separate return basis, as if Ingevity was a separate taxpayer and the resulting current tax receivable or liability, including any liabilities related to uncertain tax positions, was settled with WestRock through equity at Separation. In other foreign taxing jurisdictions, the operations of Ingevity were always conducted in discrete legal entities, each of which files separate tax returns, and all resulting income tax assets and liabilities, including liabilities related to uncertain tax positions, are reflected in the Consolidated Balance Sheets of Ingevity.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 34 percent of our net sales in 2016. Our significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Brazilian real, the Japanese yen and the Chinese yuan. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this exchange impact on earnings. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rates during the year ended December 31, 2016 and 2015, would have changed our net sales and income before income taxes by approximately $8 million or one percent and $5 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $16 million and $24 million as of December 31, 2016 and 2015, respectively.
Commodity price risk
A portion of our manufacturing costs include purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices. The cost of energy is a manufacturing cost that is exposed to commodity pricing. Our energy costs are diversified among electricity, steam and natural gas, with natural gas comprising our largest energy input.
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. Pricing for CTO (CTO purchases are approximately 16 percent of all of our cost of sales and 39 percent of our raw materials purchases for the year ended December 31, 2016) is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the year ended December 31, 2016, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $10 million or one percent, which we may or may not have been able to pass on to our customers.

Index
PART II

Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the year ended December 31, 2016. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the year ended December 31, 2016 a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $1.0 million.
Historically, prior to the Merger, Ingevity entered into natural gas hedges in order to better predict and control the future cost of natural gas consumed at our plants. There are no natural gas derivatives contracts outstanding at December 31, 2016.
Interest Rate Risk
As of December 31, 2016, approximately $411.9 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 27 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ingevity Corporation
Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, as stated in their report, which is presented on the following page.

Date:	March 2, 2017

By:	/S/ D. MICHAEL WILSON	/S/ JOHN C. FORTSON
	D. Michael Wilson	John C. Fortson
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ingevity Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ingevity Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
March 2, 2017

INGEVITY CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
In millions, except per share data	2016	2015	2014
Net sales	$908.3	$958.3	$1,035.5
Cost of sales	633.9	682.9	717.0
Gross profit	274.4	275.4	318.5
Selling, general and administrative expenses	114.0	110.1	107.7
Separation costs	17.5	17.2	0.4
Restructuring and other (income) charges, net	41.2	(7.5)	(5.6)
Other (income) expense, net	(3.2)	(1.0)	(2.5)
Interest expense	19.3	20.1	16.4
Interest income	(1.4)	—	—
Income before income taxes	87.0	136.5	202.1
Provision for income taxes	42.6	52.2	69.5
Net income (loss)	44.4	84.3	132.6
Less: Net income (loss) attributable to noncontrolling interests	9.2	4.6	3.6
Net income (loss) attributable to Ingevity stockholders	$35.2	$79.7	$129.0

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders (1)	$0.83	$1.89	$3.06
Diluted earnings (loss) per share attributable to Ingevity stockholders (1)	$0.83	$1.89	$3.06
_______________

(1)
On May 15, 2016, WestRock distributed 42,102 thousand shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the years ended December 31, 2015 and 2014 are calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date. Refer to Note 20 for information regarding the calculation of basic and diluted earnings per share.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In millions	2016	2015	2014
Net income (loss)	$44.4	$84.3	$132.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(2.9)	(9.2)	(6.7)

Derivative instruments:
Unrealized gain (loss), net of tax of zero, $0.6 and $0.6	—	(1.9)	(1.2)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax of ($0.6), ($0.6) and zero (2)	1.0	1.9	—

Total derivative instruments, net of tax of ($0.6), zero and $0.6	1.0	—	(1.2)

Pension & Other postretirement benefits (3)
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.3, zero and zero (4)	(0.6)	—	—

Total pension and other postretirement benefits, net of tax of $0.3, zero and zero	(0.6)	—	—

Other comprehensive income (loss), net of tax of ($0.3), zero and $0.6	(2.5)	(9.2)	(7.9)
Comprehensive income (loss)	41.9	75.1	124.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	9.2	4.6	3.6
Comprehensive income (loss) attributable to the Ingevity stockholders	$32.7	$70.5	$121.1
_______________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated Statements of Operations.

(3)	During the years ended December 31, 2016, 2015 and 2014, there were no reclassifications of net actuarial gains (losses) or prior service (costs) credits.

(4)
At December 31st of each year, we remeasure our pension and other postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2016	2015
Assets
Cash and cash equivalents	$30.5	$32.0
Accounts receivable, net	89.8	95.2
Inventories, net	151.2	148.9
Prepaid and other current assets	23.7	20.2
Current assets	295.2	296.3
Property, plant and equipment, net	422.8	437.5
Goodwill	12.4	11.9
Other intangibles, net	7.3	10.0
Deferred income taxes	3.4	—
Restricted investment	69.7	—
Other assets	22.0	23.0
Total Assets	$832.8	$778.7
Liabilities and equity
Accounts payable	$79.2	$64.8
Accrued expenses	19.3	14.8
Accrued payroll and employee benefits	25.6	10.0
Notes payable and current maturities of long-term debt	7.5	9.4
Income taxes payable	5.3	0.8
Current liabilities	136.9	99.8
Long-term debt including capital lease obligations	481.3	80.0
Deferred income taxes	69.8	74.3
Other liabilities	10.2	7.2
Total Liabilities	698.2	261.3
Commitments and contingencies (Note 18)
Equity
Net parent investment	—	530.1
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; no issued and outstanding at 2016 and 2015)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,116,430 issued and 42,115,824 outstanding at 2016; no shares issued in 2015)	0.4	—
Additional paid-in capital	129.9	—
Retained earnings	16.0	—
Accumulated other comprehensive loss	(19.0)	(16.5)
Treasury stock, common stock, at cost (606 shares at 2016; no shares at 2015)	(0.3)	—
Total Ingevity stockholders' equity	127.0	513.6
Noncontrolling interests	7.6	3.8
Total Equity	134.6	517.4
Total Liabilities and Equity	$832.8	$778.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Net parent investment	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total Equity
Balance at December 31, 2013	—	$—	$323.7	$—	$—	$0.5	$—	$2.1	$326.3
Net income (loss)	—	—	129.0	—	—	—	—	3.6	132.6
Other comprehensive income (loss) (2)	—	—	—	—	—	(7.8)	—	—	(7.8)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(3.1)	(3.1)
Transactions with parent	—	—	(31.4)	—	—	—	—	—	(31.4)
Balance at December 31, 2014	—	$—	$421.3	$—	$—	$(7.3)	$—	$2.6	$416.6
Net income (loss)	—	—	79.7	—	—	—	—	4.6	84.3
Other comprehensive income (loss) (2)	—	—	—	—	—	(9.2)	—	—	(9.2)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(3.4)	(3.4)
Transactions with parent	—	—	29.1	—	—	—	—	—	29.1
Balance at December 31, 2015	—	$—	$530.1	$—	$—	$(16.5)	$—	$3.8	$517.4
Net income (loss)	—	—	19.2	—	16.0	—	—	9.2	44.4
Other comprehensive income (loss) (2)	—	—	—	—	—	(2.5)	—	—	(2.5)
Issuance of common stock at separation	42,101.6	0.4	—	(0.4)	—	—	—	—	—
Common stock issued - compensation plans	14.8	—	—	—	—	—	(0.3)	—	(0.3)
Cash distributed to WestRock at Separation	—	—	(448.5)	—	—	—	—	—	(448.5)
Net transfers to parent	—	—	24.8	—	—	—	—	—	24.8
Reclassifications from net parent investment to additional paid in capital	—	—	(125.6)	125.6	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	(5.4)	(5.4)
Share-based compensation expense	—	—	—	4.7	—	—	—	—	4.7
Balance at December 31, 2016	42,116.4	$0.4	$—	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
_______________

(1)
During the years ended December 31, 2016, 2015, 2014 and 2013, there were no Preferred shares issued and outstanding. Additionally during these periods, the dollar value of Treasury stock held was immaterial. Therefore, Preferred stock activity has been excluded from the Consolidated Statements of Stockholders' Equity.

(2)	See Consolidated Statements of Comprehensive Income (Loss).
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
In millions	2016	2015	2014
Cash provided by (used in) operating activities:
Net income (loss)	$44.4	$84.3	$132.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38.8	34.6	32.3
Deferred income taxes	(7.9)	8.3	2.2
Disposal/impairment of assets	1.5	3.9	0.8
Restructuring and other (income) charges, net	41.2	(7.5)	(5.6)
Share-based compensation	4.7	—	—
Pension and other postretirement benefit costs	0.7	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5.7	8.5	(4.8)
Inventories, net	(2.2)	(24.1)	(27.6)
Prepaid and other current assets	(3.9)	(6.7)	(5.3)
Accounts payable	(1.5)	(22.3)	6.9
Accrued expenses	(1.9)	1.0	6.4
Accrued payroll and employee benefit costs	15.0	(7.8)	—
Income tax payable	4.5	0.8	—
Pension contribution	(1.0)	—	—
Restructuring and other spending	(8.3)	—	—
Changes in all other operating assets and liabilities, net	(1.9)	(0.8)	0.6
Net cash provided by (used in) operating activities	$127.9	$72.2	$138.5
Cash provided by (used in) investing activities:
Capital expenditures	(56.7)	(100.9)	(101.8)
Proceeds from divestiture	—	11.0	6.0
Restricted investment	(69.7)	—	—
Other investing activities, net	—	0.6	(1.0)
Net cash provided by (used in) investing activities	$(126.4)	$(89.3)	$(96.8)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	111.9	—	—
Proceeds from long-term borrowings	300.0	—	—
Payments on long-term borrowings	—	(5.8)	—
Debt issuance costs	(3.6)	—	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(9.4)	7.1	2.8
Taxes withheld for employee equity award vesting	(0.3)	—	—
Noncontrolling interest distributions	(5.4)	(3.4)	(3.1)
Cash distributed to WestRock at Separation	(448.5)	—	—
Transactions with WestRock, net	51.9	29.1	(31.4)
Net cash provided by (used in) financing activities	$(3.4)	$27.0	$(31.7)
Increase (decrease) in cash and cash equivalents	(1.9)	9.9	10.0
Effect of exchange rate changes on cash	0.4	2.2	(1.6)

Change in cash and cash equivalents	(1.5)	12.1	8.4
Cash and cash equivalents at beginning of period	32.0	19.9	11.5
Cash and cash equivalents at end of period	$30.5	$32.0	$19.9
Supplemental cash flow information:
Cash paid for interest	$15.1	$6.5	$6.5
Cash paid for taxes	22.4	1.4	—
Purchases of property, plant and equipment in accounts payable	$3.7	$1.3	$15.6
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 1: Background
Ingevity Corporation ("Ingevity," "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Materials and Performance Chemicals.
The Performance Materials segment primarily produces automotive activated carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. The carbon products capture and store gasoline vapor emissions that would otherwise be released into the atmosphere as volatile organic compounds which contain hazardous air pollutants. The stored vapors are then largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. The segment also produces a number of other carbon products for food, water, beverage and chemical purification. The Performance Materials segment serves customers globally from its manufacturing operations in the United States and China.
The Performance Chemicals segment develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, oilfield technologies and other diverse industrial specialty applications such as adhesives, agrochemical dispersants, publication inks, lubricants and petroleum. The Performance Chemicals segment serves customers globally from its manufacturing operations in the United States.
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
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to "we," "us," "our" and "Ingevity" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Separation.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 2: Basis of Consolidation and Presentation
Ingevity did not operate as a separate, stand-alone entity for the full period covered by these Consolidated Financial Statements. Our consolidated balance sheet as of December 31, 2016 consists of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our consolidated balance sheet as of December 31, 2015 and consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, respectively as well as our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the spin-off on May 15, 2016.
Prior to the Separation, Ingevity's operations were included in WestRock's financial results and were comprised of certain WestRock wholly owned legal entities for which Ingevity was the sole business and components of legal entities in which Ingevity operated in conjunction with other WestRock businesses. For periods prior to May 15, 2016, the accompanying Consolidated Financial Statements were prepared from WestRock's historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from WestRock. Prior to May 15, 2016, WestRock's net investments in these operations is shown in lieu of Ingevity stockholder's equity in the Consolidated Financial Statements. The Consolidated Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Ingevity business. In all periods presented within these Consolidated Financial Statements all intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. In all periods presented within the Consolidated Financial Statements our noncontrolling interest represents the 30 percent ownership interest held by a third party U.S. based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment.
For purposes of these Consolidated Financial Statements, the term “WestRock” herein refers to the legacy operations of MeadWestvaco Corporation (“MWV”) and its subsidiaries prior to the July 1, 2015 merger of MWV and Rock-Tenn Company ("Rock-Tenn") (the "Merger") and the combined operations of Rock-Tenn and MWV subsequent to the Merger. References to Ingevity’s historical business and operations refer to the business and operations of the Specialty Chemicals Business of WestRock, or prior to the Merger, MWV, that were transferred to Ingevity in connection with the Separation.
All of the allocations and estimates in the Consolidated Financial Statements prior to May 15, 2016 are based on assumptions that management believes are reasonable. However, the Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of Ingevity in the future or if Ingevity had been a separate, stand-alone entity during the periods presented.
Note 3: Correction to previously issued financial statements
During the quarters and year ended December 31, 2016, we identified various errors related to our previously issued annual and interim Consolidated Financial Statements. Specifically, in the first quarter of 2016, we determined that $3.3 million of cumulative intercompany profit in inventory had not been eliminated in prior years. During the fourth quarter, we also identified errors related to the understatement of accruals for services rendered in prior years, as well as errors related to the timing for which revenue has been previously recognized. A cash flow reclassification error decreased 2014 cash flow from operating activities and increased cash flow from investing activities by $6.0 million was also corrected as part of this revision.
The cumulative impact of the errors identified in 2016 had resulted in the overstatement of pre-tax and net income of $1.6 million and $1.0 million in 2015 and $0.9 million and $0.6 million in 2014, and a cumulative impact to net parent investment of $2.5 million as of January 1, 2014. In addition, such errors resulted in the $9.4 million and $5.5 million overstatement of revenue in 2015 and 2014, respectively. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014, as shown below, in connection with this 2016 Form 10-K, and those corrections will also be reflected in the Company’s future Form 10-Q filings.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Year ended December 31,
In millions	2015			2014
	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Statement of Operations
Net sales	$967.7	(9.4)	$958.3	$1,041.0	(5.5)	$1,035.5
Cost of sales	687.0	(4.1)	682.9	718.3	(1.3)	717.0
Gross profit	280.7	(5.3)	275.4	322.7	(4.2)	318.5
Selling, general and administrative expenses	113.8	(3.7)	110.1	111.0	(3.3)	107.7
Income before income taxes	138.1	(1.6)	136.5	203.0	(0.9)	202.1
Provision for income taxes	52.8	(0.6)	52.2	69.8	(0.3)	69.5
Net income (loss)	85.3	(1.0)	84.3	133.2	(0.6)	132.6
Less: Net income (loss) attributable to noncontrolling interests	5.0	(0.4)	4.6	3.8	(0.2)	3.6
Net income (loss) attributable to Ingevity stockholders	$80.3	(0.6)	$79.7	$129.4	(0.4)	$129.0

	Year ended December 31,
In millions	2015			2014
Segment Information	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Net sales
Performance Materials	$256.6	(0.2)	$256.4	$249.4	—	$249.4
Performance Chemicals	711.1	(9.2)	701.9	791.6	(5.5)	786.1
Total net sales	$967.7	(9.4)	$958.3	$1,041.0	(5.5)	$1,035.5

Segment operating profit
Performance Materials	$81.1	(1.4)	79.7	$90.0	(0.5)	89.5
Performance Chemicals	86.8	(0.2)	86.6	124.2	(0.4)	123.8
Total segment operating profit	$167.9	(1.6)	$166.3	$214.2	(0.9)	$213.3

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Year ended December 31,
In millions	2015
Balance Sheet	As reported	Increase/(decrease)	Revised
Assets
Accounts receivable, net	$96.2	(1.0)	$95.2
Inventories, net	151.0	(2.1)	148.9
Current assets	$299.4	(3.1)	$296.3

Liabilities and Equity
Accrued expenses	$12.2	2.6	$14.8
Current liabilities	97.2	2.6	99.8
Deferred income taxes	75.7	(1.4)	74.3
Total liabilities	260.1	1.2	261.3
Net parent investment	533.5	(3.4)	530.1
Noncontrolling interest	4.7	(0.9)	3.8
Total equity	521.7	(4.3)	517.4
Total liabilities and equity	$781.8	(3.1)	$778.7

	Year ended December 31,
In millions	2015			2014
	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Statement of Cash Flows
Net income (loss)	$85.3	(1.0)	$84.3	$133.2	(0.6)	$132.6
Deferred income taxes	9.3	(1.0)	8.3	2.4	(0.2)	2.2
Accounts receivable, net	8.9	(0.4)	8.5	(4.2)	(0.6)	(4.8)
Inventories	(25.4)	1.3	(24.1)	(28.7)	1.1	(27.6)
Prepaid and other current assets	(8.1)	1.4	(6.7)	1.6	(6.9)	(5.3)
Accrued expenses	0.3	0.7	1.0	5.9	0.5	6.4
Changes in all other operating assets and liabilities, net	0.5	(1.3)	(0.8)	(0.3)	0.9	0.6
Net cash provided by (used in) operating activities	72.5	(0.3)	72.2	144.3	(5.8)	138.5
Proceeds from divestiture	11.0	—	11.0	—	6.0	6.0
Net cash provided by (used in) investing activities	(89.3)	—	(89.3)	(102.8)	6.0	(96.8)
Transactions with WestRock, net	28.8	0.3	29.1	(31.2)	(0.2)	(31.4)
Net cash provided by (used in) financing activities	26.7	0.3	27.0	(31.4)	(0.2)	(31.7)
Note 4:   Summary of significant accounting policies
Related-party transactions:  For periods prior to May 15, 2016, these Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. Such allocated expenses are components of net income in the Consolidated Statement of Operations and are therefore included as a component of net cash provided by (or used in) operating activities in the Consolidated Statement of Cash Flows. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Consolidated Financial Statements.
We believe the related-party allocations included in these Consolidated Financial Statements for periods prior to the Separation have been made on a reasonable basis. However, these Consolidated Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if Ingevity had operated as a separate entity during the periods presented prior to May 15, 2016. Actual costs that may have been incurred if Ingevity had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings while operated as an independent business could include items of income and expense that are materially different from what is included in the Consolidated Statements of Operations prior to the Separation. Accordingly, the Consolidated Financial Statements for the periods presented prior to the Separation are not necessarily indicative of Ingevity’s future results of operations, financial position and cash flows.
Net parent investment:  At December 31, 2015, Ingevity’s net parent investment on the Consolidated Balance Sheets, which includes retained earnings, represents WestRock’s interest in the recorded net assets of Ingevity and is presented as “Equity” in lieu of stockholders’ equity. All significant transactions between Ingevity and WestRock have been included in the accompanying Consolidated Financial Statements. For periods prior to the Separation, transactions with WestRock are reflected in the accompanying Consolidated Statements of Stockholders' Equity as “Transactions with Parent” and in the accompanying Consolidated Balance Sheets within “Equity.” The transactions with WestRock have been considered cash receipts and payments for the purposes of the Consolidated Statements of Cash Flows and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows for periods prior to the Separation.
Prior to the Separation, the net parent investment was affected by Ingevity’s operating results, expense allocations from WestRock and cash transfers between Ingevity and WestRock, including settlement of intercompany transactions and amounts paid or received related to interest and domestic income taxes, as WestRock managed all treasury and domestic tax activities of Ingevity prior to the Separation. Central treasury activities include the investment of surplus cash and foreign currency risk management. All WestRock funding to Ingevity since inception has been accounted for as capital contributions from WestRock and all cash remittances from Ingevity to WestRock have been accounted for as distributions to WestRock for periods prior to the Separation.
In addition, interest expense associated with WestRock’s debt has been allocated to Ingevity based upon average net assets of Ingevity as a percentage of average net assets plus average consolidated debt not attributable to other operations of WestRock for periods prior to the Separation. We believe this method of allocating interest expense produces reasonable results because average net assets is a significant factor in determining the amount of WestRock borrowings. Interest expense allocated to Ingevity’s Consolidated Statements of Operations was $7.2 million, $13.5 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. No WestRock corporate-level debt has been allocated to Ingevity’s Consolidated Balance Sheets.
Noncontrolling interests: When our ownership in a consolidated legal entity is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Our noncontrolling interests for the periods ended December 31, 2016, 2015 and 2014 represents the 30 percent ownership interest held by a third party U.S.-based company in our consolidated Purification Cellutions LLC ("PurCell") legal entity. PurCell is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb scrubber products within our Performance Materials segment. Net income (loss) attributable to noncontrolling interest as presented on our Consolidated Statement of Operations also represents the 30 percent of the pre-tax earnings from PurCell owned by the third party. PurCell is a limited liability company which is treated as a "pass-through" entity for tax purposes. Although we consolidated 100 percent of PurCell, only 70 percent of PurCell's earnings are included in the calculation of Ingevity's provision for income taxes as presented on the Consolidated Statement of Operations.
Estimates and assumptions:  In preparing the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.
Translation of foreign currencies:  The local currency is the functional currency for all of Ingevity’s significant operations outside the United States (“U.S.”). The assets and liabilities of Ingevity's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in accumulated other comprehensive income in the Consolidated Balance Sheets. Revenues and expenses are translated at average rates prevailing during each period.
Cash equivalents:  Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.
Accounts receivable and allowance for doubtful accounts:  Accounts receivable, net on the Consolidated Balance Sheets are comprised of trade receivable less allowances for doubtful accounts. Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for doubtful accounts at December 31, 2016 and 2015, respectively were $0.3 million and $0.1 million.
Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $15.5 million and $23.6 million as of December 31, 2016 and 2015, respectively. Sales to this customer, which are included in the Performance Chemicals segment, were 9 percent, 11 percent and 11 percent of total net sales for the years ended December 31, 2016, 2015 and 2014, respectively. No other customers individually accounted for greater than 10 percent of the Ingevity's consolidated net sales.
Inventories, net:  Inventories are valued at net realizable value. Cost is determined using the last-in, first-out method (“LIFO”) for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out ("FIFO") or average cost methods. As of December 31, 2016, approximately 34 percent, 5 percent and 61 percent of our inventories were accounted for under the FIFO, average cost, and LIFO methods, respectively. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.
Property, plant and equipment:  Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any resulting gain or loss is reflected in cost of sales. Repair and maintenance costs that materially add to the value of the asset or prolong its useful life are capitalized and depreciated based on the extension of the useful life; general costs of maintenance and repairs are charged to expense.
Depreciation:  The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, the majority of which range from 20 to 40 years for buildings and leasehold improvements and 5 to 30 years for machinery and equipment. The following table provides the detail behind the useful lives and proportion of our machinery and equipment (“M&E”) in each useful life category.

Percent of M&E Cost	Depreciable Life in Years	Types of Assets
59	20	Production vessels and kilns, storage tanks, piping
12	15	Control systems, instrumentation, metering equipment
8	25 to 30	Blending equipment, storage tanks, piping, shipping equipment and platforms, safety equipment
18	5 to 10	Production control system equipment and hardware, laboratory testing equipment
3	40	Machinery & equipment support structures and foundations

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Impairment of long-lived assets:  We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists.
If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
Goodwill and other intangible assets:  Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We review the recorded value of goodwill at least annually at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. If goodwill is required to be tested for impairment, a two-step process is utilized. The first step is to identify a potential impairment and the second step is to measure the amount of the impairment loss, if any. The second step is not necessary unless an impairment indicator is identified in step one. Goodwill is deemed to be impaired after step two if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value.
The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method. The following assumptions are key to the income approach: 1). business projections; 2). growth rates; 3). discount rates; 4). tax rates.
Other intangible assets are comprised of finite-lived intangible assets consisting primarily of brand, representing trademarks, trade names and know-how, customer contracts and relationships. Other intangible assets are amortized over their estimated useful lives which range from 5 to 20 years. See Note 9 for further information.
Capitalized software:  Capitalized software for internal use is included in other assets on the Consolidated Balance Sheets. Capitalized software is amortized using the straight-line over the estimated useful lives ranging from 1 to 7 years. We record software development costs in accordance with the accounting guidance provided by the Financial Accounting Standards Board.
Environmental and legal liabilities:  Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. We recognize a liability for other legal contingencies when a loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on Ingevity’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. We recognized insurance recoveries when collection is reasonably assured. Third-party fees for legal services are expensed as incurred.
Revenue recognition:  We recognize revenues at the point when title and the risk of ownership passes to the customer. Substantially all of Ingevity’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (freight on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns.
Shipping and handling costs:  Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.
Research and development:  Included in selling, general and administrative expenses are expenditures for research and development of $7.6 million, $6.9 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, which were expensed as incurred.
Royalty expense: Our Performance Materials and Performance Chemicals segments have licensing agreements with third parties requiring us to pay royalties for certain technologies we use in the manufacturing our of products. Royalty expense is recognized as incurred and recorded to Cost of sales within our Consolidated Statements of Operations. Historically, our Performance Chemicals segment presented the royalty expense as Selling, general and administrative expenses while our Performance Materials segment presented the royalty charges as Cost of sales. These royalties across our two segments are similar

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

in nature and thus to align the presentation of royalty expense among our two segments, we reclassified prior year amounts associated with our Performance Chemicals segment to conform with the current year's presentation.
Income taxes:  The Company is subject to income taxes in the United States and numerous foreign jurisdictions, including China. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies. Please see Note 17 for more information.
The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the Consolidated Statements of Operations.
Ingevity’s pre-Separation activity in the U.S. will be reported in WestRock’s U.S. consolidated income tax return and certain foreign activity will be reported in WestRock tax paying entities in those jurisdictions. Under the Tax Matters Agreement of the Separation, WestRock is responsible for the income tax liabilities associated with all U.S. operations prior to Separation and for the historic operations of certain foreign legal entities retained by WestRock after the Separation. For periods prior to the Separation, the income tax provision included in the Consolidated Financial Statements related to domestic and certain foreign operations was calculated on a separate return basis, as if Ingevity was a separate taxpayer and the resulting current tax receivable or liability, including any liabilities related to uncertain tax positions, was settled with WestRock through equity at Separation. In other foreign taxing jurisdictions, the operations of Ingevity were always conducted in discrete legal entities, each of which files separate tax returns, and all resulting income tax assets and liabilities, including any liabilities related to uncertain tax positions, are reflected in the Consolidated Balance Sheets of Ingevity.
Pension and postretirement benefits:  Prior to the Separation, the employees of Ingevity were participants in various defined benefit pension and postretirement benefit plans (“the Plans”) sponsored by WestRock and the related assets and liabilities were combined with those related to other WestRock businesses. Expense allocated under the Plans was reported within Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operation. We considered the Plans to be part of a multi-employer plan with the other businesses of WestRock.
In conjunction with the Separation, the employees of Ingevity stopped participating in WestRock pension and post-retirement benefit plans. We assumed certain domestic and international pension and other post-retirement benefit obligations from WestRock on the date of Separation. We established new qualified and non-qualified benefit plans to continue the pension and postretirement benefits provided to its employees and retirees based on the obligations assumed from WestRock. The expense related to the current employees of Ingevity as well as the expense related to retirees of Ingevity are included in the Consolidated Financial Statements. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates and expected return on plan assets. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans' actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans' demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans' funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 14 for additional information.
Share-based compensation:  Prior to the Separation, share-based compensation expense was allocated to Ingevity based on the portion of WestRock's incentive share-based compensation program in which employees of Ingevity participated. Upon Separation, we began granting certain employees, and non-employee directors of Ingevity different forms of benefits, including stock option, restricted stock units ("RSU"s) and performance-based restricted stock units ("PSU"s). Share-based compensation cost is measured at the date of grant, based on the fair value of the award and is recognized over the grantee's requisite service

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

period. Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 11 for further information.
Operating segments:  Ingevity’s operating segments are Performance Materials and Performance Chemicals. Our operating segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Ingevity’s chief operating decision maker evaluates the business at the segment level when making decisions about allocating resources and assessing performance of Ingevity as a whole. We evaluate sales in a format consistent with our reportable segments: (1) Performance Materials, which includes wood-based, chemically activated carbon products and (2) Performance Chemicals, which includes specialty pine-based chemical co-products derived from the kraft pulping process. Each segment operates as a portfolio of various end uses for the relevant raw material used in that segment. Business decisions are made and performance is generally measured based upon the total mix of end uses each raw material is being directed at in the segment. As a result of the breadth and diversity of the products within our Performance Materials segment, it is impracticable to provide revenue information by product line. For revenue information by product line in our Performance Chemicals segment and more information on our operating segments, see Note 19.
Note 5: New accounting guidance
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This new guidance will not have a material impact our Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting." The amendments in this new standard simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new ASU, entities record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement, and entities classify excess tax benefits as an operating activity in the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and we early adopted this new standard during our second quarter of 2016. The impact of adoption did not have a material effect on our Consolidated Financial Statements.
In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02 "Leases."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We are in the process of evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessee, the majority of our leases under existing guidance are classified as operating leases and therefore not recorded on the balance sheet but are recorded in the statement of earnings as expense as incurred. Upon adoption of the new guidance, we may be required to record the vast majority of these operating leases on the balance sheet as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the statement of earnings could change based on the classification of leases as either operating or financing; however, we have not completed our evaluation to determine to what extent.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes.” The amendment requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. As a result, each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This standard is applicable for fiscal years beginning after December 15, 2016 and for interim periods within those years and early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." The amendments in this new standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. In August 2015, the FASB issued ASU 2015-15 "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements." This ASU amends Subtopic 835-30 to include that the SEC staff would not object to the deferral and presentation debt issuance costs as an asset and subsequent amortization of the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These standards are applicable for fiscal years beginning after December 15, 2015. We have adopted this standard in the first quarter of 2016, and the impact of adoption did not have a material effect on our Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02 “Consolidation - Amendments to the Consolidation Analysis,” which amends certain provisions of ASC 810 “Consolidation.” The amendment requires the consideration of additional criteria in (i) the analysis and determination of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and (ii) primary beneficiary determinations. The ASU also eliminates certain fees from the consolidation analysis of reporting entities that are involved with variable interest entities. The ASU is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015. We adopted these provisions on January 1, 2016. The impact of adoption did not have a material effect on our Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.” The update requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We adopted the guidance effective December 31, 2016. No disclosure was considered necessary as of December 31, 2016 as a result of management’s evaluation.
In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the five steps set forth in ASC 606. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The ASU was scheduled to be effective for annual reporting periods, and for interim reporting periods within those annual reporting periods, beginning after December 15, 2016. However, in July 2015 the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date. As a result, we expect to adopt these provisions on January 1, 2018, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606-Revenue from Contracts with Customers, including ASU 2016-08 ("Principal versus Agent Considerations - Reporting Revenue Gross versus Net"), ASU 2016-10 ("Identifying Performance Obligations and Licensing"), ASU 2016-11 ("Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting"), ASU 2016-12 ("Narrow Scope Improvements and Practical Expedients") and ASU 2016-20 ("Technical Corrections and Improvements to Topic 606.") We anticipate adopting all of these standards at the same time effective January 1, 2018. We have begun our initial assessment of the impact that ASU 2014-09 and subsequent amendments will have on our Consolidated Financial Statements and related disclosures. Based upon the results of our initial assessment thus far, we have tentatively decided to adopt this new standard under the modified retrospective approach which results in the recognition of the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We are still evaluating the impact to our financial statements and disclosures.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 6: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Consolidated Balance Sheets at fair value measured on a recurring basis. There were no assets recorded at fair value measured on a recurring basis as of December 31, 2016, and there were no liabilities recorded at fair value measured on a recurring basis as of December 31, 2015. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the Consolidated Balance Sheets as of December 31, 2016 or 2015.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2016
Liabilities:
Deferred compensation arrangement (4)	$0.7	$—	$—	$0.7
Separation-related Reimbursement Awards (5)	$2.1	$—	$—	$2.1
December 31, 2015
Assets:
Cash equivalents	$10.0	$—	$—	$10.0
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Other liabilities" on the Consolidated Balance Sheet.

(5)
Included within "Accrued expenses" within "Other liabilities" on the Consolidated Balance Sheet. This amount represents an amount due to WestRock associated with WestRock equity awards held by Ingevity employees post Separation. In accordance with the EMA we are required to reimburse WestRock the fair market value of awards on the day Ingevity employees exercise their awards. The expense recognized during the year ended December 31, 2016 was $1.6 million.

At December 31, 2016, the book value of capital lease obligations was $80.0 million and the fair value was $91.6 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $401.3 million as of December 31, 2016. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At December 31, 2016, the book value of our restricted investment was $69.7 million, and the fair value was $67.1 million, based on Level 1 inputs. The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 7: Inventories, net

	December 31,
In millions	2016	2015
Raw materials	$50.8	$41.0
Production materials, stores and supplies	12.0	11.3
Finished and in-process goods	109.8	116.5
Subtotal	172.6	168.8
Less: excess of cost over LIFO cost	(21.4)	(19.9)
Inventories, net	$151.2	$148.9
Approximately 72 percent and 76 percent of inventories at December 31, 2016 and 2015, respectively, are valued using the LIFO method. There was no impact on pre-tax income for LIFO layer decrements for the years ended December 31, 2016, 2015 and 2014, respectively.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 8: Property, plant and equipment, net

	December 31,
In millions	2016	2015
Machinery and equipment	$779.0	$658.0
Buildings and leasehold equipment	96.2	64.4
Land and land improvements	17.9	17.6
Construction in progress (1)	26.3	142.5
Total cost	919.4	882.5
Less: accumulated depreciation	(496.6)	(445.0)
Property, plant and equipment, net (2)	$422.8	$437.5
_______________

(1)
During the year ended December 31, 2016, we completed the start-up and have commenced commercial manufacturing operations at our activated carbon manufacturing facility in Zhuhai, China. As such, we have placed those assets in-service resulting in the decrease in construction in progress and a corresponding increase in machinery and equipment and buildings from December 31, 2015 to December 31, 2016.

(2)
Includes capital leases related to our Wickliffe, Kentucky manufacturing facility of (a) machinery and equipment of $9.8 million and $13.1 million, net of accumulated depreciation of $74.2 million and $71.1 million, and (b) buildings of $2.7 million and $2.8 million, net of accumulated depreciation of $3.5 million and $3.4 million at December 31, 2016 and 2015, respectively. Also includes capital leases related to our DeRidder, Louisiana manufacturing facility of machinery and equipment of $17.8 million and $19.5 million, net of accumulated depreciation of $15.5 million and $13.8 million at December 31, 2016 and 2015, respectively. Amortization expense associated with these capital leases is included within depreciation expense. The payments remaining under these capital leases obligations are included within Note 18.

Depreciation expense was $33.2 million, $28.0 million and $25.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 9: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2014	$8.7	$4.3	$13.0
Foreign currency translation	(1.1)	—	(1.1)
December 31, 2015	$7.6	$4.3	$11.9
Foreign currency translation	0.5	—	0.5
December 31, 2016	$8.1	$4.3	$12.4
Our fiscal year 2016 annual goodwill impairment test was performed as of October 1, 2016. We determined no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2016.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

All of Ingevity's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	December 31, 2016			December 31, 2015
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.3	$2.6	$13.7	$10.6	$3.1
Customer contracts and relationships	28.2	23.5	4.7	28.2	21.4	6.8
Other	—	—	—	0.6	0.5	0.1
Other intangibles, net	$42.1	$34.8	$7.3	$42.5	$32.5	$10.0
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to our intangible assets in the table above for the years ended December 31, 2016, 2015 and 2014 is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
In millions	2016	2015	2014
Amortization expense	$3.5	$3.2	$3.4

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2017 - $2.5 million, 2018 - $1.8 million, 2019 - $1.6 million, 2020 - $0.5 million and 2021 - $0.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 10: Debt including capital lease obligations
Revolving Credit and Term Loan Facility
On March 7, 2016 we entered into a credit agreement governing a senior secured multi-currency revolving credit facility (the “Revolving Credit Facility”), which provides for maximum borrowings of $400 million for Ingevity, with a €100 million subfacility for our Belgian subsidiary subject to certain additional conditions on the initial funding date. The Revolving Credit Facility allows for borrowings in U.S. dollars, euros and Japanese yen, with certain sub-limits. The Revolving Credit Facility has a letter of credit sub-limit of $75 million and a swingline facility sub-limit of $40 million. The Revolving Credit Facility can be utilized for working capital and other general corporate purposes. The credit agreement also contains a senior secured term loan facility of $300 million (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”).
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
The interest rates per annum applicable to the loans under the Facilities are based on a fluctuating rate of interest measured by reference to, at the borrowers’ election, either (1) an adjusted London inter-bank offered rate ("LIBOR") plus a borrowing margin, or (2) an alternate base rate plus a borrowing margin. The borrowing margin for the Facilities is subject to adjustment based on Ingevity’s consolidated total leverage ratio, and is between 1.25% and 2.00% in the case of LIBOR loans and between 0.25% and 1.00% in the case of base rate loans.
The Revolving Credit Facility fees include (i) commitment fees, based on a percentage of the daily unused portions of the facility ranging from 0.15% to 0.30%, and (ii) customary letter of credit fees.
The Facilities include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio (as defined in the credit agreement) of 3.75 to 1.00, which may be increased to 4.25 to 1.00 under certain circumstances, and a minimum interest coverage ratio (as defined in the credit agreement) of 3.00 to 1.00. The Facilities include customary events of

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control. We were in compliance with all covenants at December 31, 2016.
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
As part of the Separation, WestRock required Ingevity to contribute $68.9 million in a trust managed by Bank of New York in order to secure repayment of the capital lease obligation at maturity.  The trust, presented as restricted investment on our Consolidated Balance Sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million capital lease obligation that is due in 2027. The investments held by the trust are accounted for as held to maturity and therefore held at their amortized cost as the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity. The fair value of the investments within the trust was $67.1 million as of December 31, 2016 (see Note 6 for more information). The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within Interest income on our Consolidated Statement of Operations.
Fees of $3.6 million were incurred and paid at the time of initial funding of the Facilities. These fees have been deferred and will be amortized over the term of the Facilities. These fees are presented as a reduction of the outstanding debt.
Debt maturing within one year consisted of the following:

	December 31,
In millions	2016	2015
Notes payable	$—	$9.4
Current maturities of long-term debt	7.5	—
Notes payable and current maturities of long-term debt	$7.5	$9.4
Long-term debt including capital lease obligations consisted of the following:

	December 31, 2016		December 31,
In millions	Interest rate	Maturity date	2016	2015
Revolving Credit Facility (1)	2.20%	2021	$111.9	$—
Term Loan Facility	2.19%	2021	300.0	—
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			$491.9	$80.0
Less: debt issuance costs			(3.1)	—
Total debt including capital lease obligations, net of debt issuance costs			$488.8	$80.0
Less: debt maturing within one year			7.5	—
Long-term debt including capital lease obligations			$481.3	$80.0
_______________

(1)	Letters of credit outstanding under the revolving credit facility were $3.7 million and available funds under the facility was $284.4 million at December 31, 2016.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 11: Share-based compensation
Prior to the Separation, share-based compensation expense was allocated to Ingevity based on the portion of WestRock's incentive share-based compensation program in which Ingevity employees participated. Share-based compensation expense allocated by WestRock to Ingevity was $0.5 million, $2.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. This allocated share-based compensation expense is included in the overall allocations from WestRock discussed further in Note 13.
Adopted at Separation, the Ingevity Corporation 2016 Omnibus Incentive Plan grants certain employees, independent contractors, or non-employee directors of Ingevity different forms of benefits, including stock options, restricted stock units ("RSU"s) and performance-based restricted stock units ("PSU"s). Our share-based compensation expense recognized post Separation associated with Ingevity's incentive plan for the year ended December 31, 2016 was $4.7 million.
We recognized the following share-based compensation expense:

In millions	Year Ended December 31, 2016
Share-based option expense, net of taxes of $0.3 million	$0.4
Restricted stock unit expense, net of taxes of $1.6 million	2.4
Total share-based compensation expense, net of taxes of $1.9 million	$2.8

Stock Options
All stock options vest in accordance with vesting conditions set by the compensation committee of Ingevity's Board of Directors. Stock options granted to date have vesting periods of three years from the date of grant. The expense related to stock options granted in the period from the Separation through December 31, 2016 was based on the assumptions shown in the table below:

Weighted-average assumptions used to calculate expense for stock options	For the period from Separation through December 31, 2016
Risk-free interest rate	1.6%
Average life of options (years)	6.5
Volatility	35.0%
Dividend yield	—
Fair value per stock option	$10.61

The following table summarizes Ingevity's stock option activity for the period from the Separation through December 31, 2016 as there was no Ingevity stock option activity prior to Separation.

	Number of shares (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, May 15, 2016	—	N/A
Granted	208	$28.03
Exercised	—	N/A
Forfeited	—	N/A
Canceled	—	N/A
Outstanding, December 31, 2016	208	$28.03	9.4	$5,573
Exercisable, December 31, 2016	—	N/A	N/A	N/A

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between Ingevity's closing stock price on the last trading day of December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of Ingevity's stock. No options were exercised in the year ended December 31, 2016.
As of December 31, 2016, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units and Performance-based Restricted Stock Units
All RSUs and PSUs vest in accordance with vesting conditions set by the compensation committee of Ingevity’s board of directors. RSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.
Nonvested awards of RSUs, both with and without performance features, as of December 31, 2016 are shown below.

	Number of shares (in thousands)	Weighted average grant date fair value (per share)
Nonvested, May 15, 2016	—	N/A
Granted	317	$28.07
Vested	(23)	$27.90
Forfeited	—	N/A
Nonvested, December 31, 2016	294	$28.08
As of December 31, 2016, there was $8.2 million of unrecognized share-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 12: Equity
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

In millions	Foreign currency adjustments	Derivative Instruments	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$0.4	$0.2	$—	$0.6
2014 Activity
Other comprehensive income (loss) before reclassifications	(6.7)	(1.2)	—	(7.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(6.3)	$(1.0)	$—	$(7.3)
2015 Activity
Other comprehensive income (loss) before reclassifications	(9.2)	(1.9)	—	(11.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	—	1.9
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(15.5)	$(1.0)	$—	$(16.5)
2016 Activity
Other comprehensive income (loss) before reclassifications	(2.9)	—	(0.6)	(3.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.0	—	1.0
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(18.4)	$—	$(0.6)	$(19.0)

Share Repurchases
On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.
Note 13: Transactions with WestRock and related-parties
For periods prior to May 15, 2016, these Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Consolidated Financial Statements. Such amounts are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We believe the related-party allocations for periods included in these Consolidated Financial Statements for periods prior to May 15, 2016 have been made on a reasonable basis. However, these Consolidated Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if Ingevity had operated as a separate entity during the periods presented. Actual costs that may have been incurred if Ingevity had been a stand-alone business would depend on a number

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings may include items of income and expense that are materially different from what is included in these Consolidated Statements of Operations for periods prior to May 15, 2016. Accordingly, the Consolidated Financial Statements for the periods presented are not necessarily indicative of Ingevity’s future results of operations, financial position and cash flows.
The Consolidated Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Year Ended December 31,
In millions	2016	2015	2014
Cost of sales	$5.7	$10.3	$9.6
Selling, general and administrative expenses	6.5	17.3	18.5
Interest expense, net	7.2	13.5	9.9
Total allocated cost (1)	$19.4	$41.1	$38.0
_______________

(1)
Allocated costs represent costs necessary to support Ingevity's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, we purchased certain raw materials from WestRock that were included in cost of sales. Total purchases prior to the Separation in 2016 were $20.1 million. Purchases in the years ended December 31, 2015 and 2014 were 35.3 million and $21.6 million, respectively. Purchases prior to the Merger only included purchases from MWV. See Note 2 for more information regarding the Merger.
Subsequent to May 15, 2016, Ingevity was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Consolidated Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Consolidated Balance Sheet and prior to payment reflected as accounts payable in our Consolidated Balance Sheet. Our ongoing relationship with WestRock is governed by the Separation Agreements including the long-term supply agreement for CTO. Under this agreement, based on WestRock’s current output, we will source approximately 45% to 55% of our CTO requirements for the maximum operating rates of our facilities. As further described in Note 1, the Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the Separation we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party and included within Net parent investment in the Consolidated Balance Sheet. This amount has since been paid to WestRock.
Note 14: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Consolidated Financial Statements as though Ingevity participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans, prior to the Separation, for the year ended December 31, 2016, 2015 and 2014 were $3.2 million, $7.8 million and $5.2 million, respectively. This allocated net periodic benefit cost is included in the overall allocations from WestRock discussed further in Note 13.
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

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

assets; accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
On May 16, 2016, Ingevity established new qualified and non-qualified benefit plans, similar in design to the WestRock plans, to continue the pension and post-retirement benefits provided to our employees and retirees based on the obligations assumed from WestRock. Prior to May 16, 2016, Ingevity adopted the Ingevity Corporation Retirement Savings Plan (401(k) plan) effective January 1, 2016 as Ingevity employees ceased participating in the WestRock 401(k) plan on December 31, 2015. For our domestic salaried employees who will no longer participate in the WestRock pension plan, Ingevity provides an enhanced 401(k) contribution. The enhanced benefits consist of a transition contribution of four or ten percent of the employee’s eligible compensation for employees who were grandfathered in the WestRock cash balance and final average pay pension respectively. The transition contributions will continue to December 31, 2020, unless the grandfathered employee terminates employment sooner.
We are required to recognize in our Consolidated Balance Sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded and underfunded status is defined as the difference between the fair value of plan assets and the projected benefit obligation. We are also required to recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period.
Assumptions Used and Components of Defined Benefit Postretirement Plans
The following table summarizes the weighted average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Year Ended December 31, 2016
In millions, except percentages	Pensions	Other Benefits
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	4.10%	—%
Discount rate - non-qualified benefit plans	4.15%	3.95%
Rate of compensation increase	N/A	N/A
Change in projected benefit obligation
Project benefit obligation at May 15, 2016	$24.2	$0.8
Service cost	0.7	—
Interest cost	0.6	—
Actuarial loss (gain)	(1.1)	(0.1)
Projected benefit obligation at December 31, 2016	24.4	0.7
Change in plan assets
Fair value of plan asset at May 15, 2016	19.8	—
Actual return on plan assets	(1.6)	—
Company contributions	1.0	—
Fair value of plan assets at December 31	19.2	—
Funded Status
Net Funded Status of the Plan Asset (Liability) (1)	$(5.2)	$(0.7)
_______________

(1)	Included in "Other Liabilities" on the Consolidated Balance Sheet.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Amount Recognized in the Consolidated Balance Sheet:

	Year Ended December 31, 2016
In millions	Pensions	Other Benefits
Pension and other postretirement benefit asset	$—	$—
Accrued pension and other postretirement benefit liability	(5.2)	(0.7)
Total (1)	$(5.2)	$(0.7)
_______________

(1)	Included in "Other Liabilities" on the Consolidated Balance Sheet.

Amounts Recognized in Other Comprehensive (Income) Loss

Changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows:

	Year Ended December 31, 2016
In millions	Pensions	Other Benefits
Current year net actuarial loss (gain)	$0.9	$(0.1)
Current year prior service cost (credit)	0.1	—
Total recognized in other comprehensive (income) loss, before taxes	1.0	(0.1)
Total recognized in other comprehensive (income) loss, after taxes (1)	$0.5	$0.1
_______________

(1)	This also represents the accumulated other comprehensive income (loss), net of tax as of December 31, 2016.
The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost during 2017 are zero and less than $0.1 million, respectively.
The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2016:

In millions	December 31, 2016
Projected benefit obligations	$24.4
Accumulated benefit obligations	24.4
Fair value of plan assets	$19.2

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions use for and the components of net annual benefit cost:

	Year Ended December 31, 2016
In millions, except percentages	Pensions	Other Benefits
Discount rate - qualified benefit plans (1)	4.00%	—%
Discount rate - non-qualified benefit plans (1)	3.75%	3.75%
Expected return on plan assets	4.50%	N/A
Components of net annual benefit cost:
Service cost	$0.7	$—
Interest cost	0.6	—
Expected return on plan assets	(0.6)	—
Net annual benefit cost	$0.7	$—
_______________

(1)
The discount rate used to calculate pension and other post-retirement obligations was based on a review of available yields on high-quality corporate bonds. In selecting a discount rate, we placed particular emphasis on a discount rate yield-curve provided by our third-party actuary which takes into consideration the projected cash flows that represent the expected timing and amount of our plans' benefit payments.

Contributions
We made a voluntary cash contribution of $1.0 million to our Union Hourly defined benefit pension plan in the year ended December 31, 2016. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2017, and we currently have no plans to make any voluntary cash contributions in 2017.

Fair Value Hierarchy
The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 6 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$0.4	$0.4	$—	$—
Equity securities
Common stock	—	—	—	—
Preferred stock	—	—	—	—
Mutual funds and other investments	2.3	2.3	—	—
Fixed income investments
Mutual funds	16.5	1.1	15.4	—
Corporate debt instruments	—	—	—	—
Government debt	—	—	—	—
Total assets	$19.2	$3.8	$15.4	$—

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2017	$0.2	$—
2018	0.3
2019	0.4
2020	0.5	—
2021	0.7	—
2022-2026	$5.6	$0.2
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased pension benefit obligations by $1.7 million at December 31, 2016 and decreased pension benefit costs by $0.1 million for 2016. A one-half percent decrease in the assumed discount rate would have increased pension obligations by $1.9 million at December 31, 2016 and increased pension benefit cost by $0.1 million for 2016.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $0.1 million for 2016. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $0.1 million for 2016.

Note 15: Business separation
In connection with the Separation as further described in Note 1 and Note 2, we have incurred pre-tax separation costs as shown in the table below. Prior to the Separation, these costs were primarily related to third-party professional fees associated with separation activities and one-time costs of new hires specifically required to separate and stand up Ingevity. Post-Separation, these costs represent legal, information technology and other advisory fees to transition from a division of WestRock to a stand-alone public company.

	Year Ended December 31,
In millions	2016	2015	2014
Separation costs	$17.5	$17.2	$0.4
Note 16: Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on our operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net recorded within Restructuring and other (income) charges, net on our Consolidated Statement of Operations. These costs are excluded from our operating segment results.
We record an accrual for severance and other non-recurring costs under the provisions of the relevant accounting guidance. Additionally, in some restructuring plans write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful lives of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life. Below provides detail of the restructuring and other (income) charges, net incurred.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, we recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $1.8 million. The severance costs began to be paid in the fourth quarter of 2016. Refinery production ceased before year end with decommissioning of the facility to be completed by mid-2017. We recorded $2.6 million of additional miscellaneous exit costs during the year ended December 31, 2016. We expect additional exit and disposal costs incurred and paid through the first half of 2017 in the range of $3 million to $4 million.
During the first quarter of 2016, we announced the closure of the Performance Chemicals' derivatives operation in Duque de Caxias, Rio de Janeiro, Brazil. As a result of this closure, we recorded $0.1 million impairment charge on fixed assets, $1.8 million in severance and other employee-related costs and $1.7 million of additional miscellaneous exit costs during year ended December 31, 2016.
During the first quarter of 2016, we also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the year ended December 31, 2016, we recorded severance and other employee-related charges of $2.7 million ($1.9 million related to Performance Chemicals segment and $0.8 million related to Performance Materials segment). We also recorded an impairment charge on fixed assets of $0.3 million in the year ended December 31, 2016 (related to the Performance Chemicals segment).
2015 activities
During 2015, we sold our 60 percent interest in a subsidiary in China for cash proceeds of $11.5 million and recorded a gain on the sales of the subsidiary of $10.3 million. Prior to its sale, this subsidiary operated under our Performance Materials operating segment. Additionally during 2015, we recognized income of $1.2 million associated with the sale of our Performance Materials' air purification business in 2014.
As part of a plan that was implemented to restructure a portion of our operations during 2015, we recorded an impairment of $4.0 million to write down inventory and property, plant and equipment associated with certain manufacturing operations of our Performance Chemicals segment.
2014 activities
We made a strategic decision to sell our Performance Materials' air purification business. During 2014, we sold the net working capital and associated customer list related to the air purification business and recorded a $5.6 million gain on sale.
Detail on the restructuring charges and asset disposal activities is provided below.

	Year Ended December 31,
In millions	2016	2015	2014
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(11.5)	$(5.6)
Severance and other employee-related costs (1)	6.3	—	—
Asset write-downs (2)	30.6	4.0	—
Other (income) charges, net (3)	4.3	—	—
Total restructuring and other (income) charges, net	$41.2	$(7.5)	$(5.6)
_______________

(1)	Represents severance and employee benefit charges.

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

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2015 (1)	Reserve (2)	Payments	Other (3)	12/31/2016 (1)
Restructuring Reserves	$—	10.6	(8.3)	(0.1)	$2.2
_______________

(1)	Included in "Accrued Expenses" on the Consolidated Balance Sheet. There was no restructuring reserve activity during the year ended December 31, 2014.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 17: Income Taxes
Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
In millions	2016	2015	2014
Domestic	$118.3	$144.6	$201.4
Foreign	(31.3)	(8.1)	0.7
Total	$87.0	$136.5	$202.1
The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
In millions	2016	2015	2014
Current
Federal	$37.4	$35.3	$58.7
State and local	5.0	5.0	7.3
Foreign	2.1	2.7	1.5
Total current	$44.5	$43.0	$67.5
Deferred
Federal	$(2.4)	$7.4	$2.2
State and local	(0.5)	1.7	—
Foreign	1.0	0.1	(0.2)
Total deferred	(1.9)	9.2	2.0
Total	$42.6	$52.2	$69.5
The Company recorded $0.3 million, zero and $(0.6) million of deferred tax (benefit) expense in components of other comprehensive income during the years ended December 31, 2016, 2015 and 2014, respectively.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to operations:

	Year Ended December 31,
In millions	2016	2015	2014

Federal statutory tax rate	$30.5	$47.8	$70.7
State and local income taxes, net of federal benefit	2.8	4.9	4.9
Foreign income tax rate differential	0.8	(0.4)	—
Changes in valuation allowance	13.2	1.5	1.0
Domestic manufacturing deduction	(4.0)	(3.0)	(5.7)
Noncontrolling interest in consolidated partnership	(3.1)	(1.9)	(1.4)
Nondeductible separation costs	1.5	2.4
Nondeductible restructuring costs	2.2	—	—
Federal and state tax credits	(0.6)	(0.3)	—
Deferred rate change	(0.6)	—	—
Other	(0.1)	1.2	—
Income tax provision	$42.6	$52.2	$69.5
Effective tax rate	49.0%	38.2%	34.4%
The 2016 and 2015 effective tax rates were impacted by nondeductible transaction costs associated with the Separation. Additionally, the 2016, 2015 and 2014 effective tax rates were impacted by the unfavorable results of legal entities with full valuation allowances, including the $32.0 million charge in 2016 associated with the exit of our refinery operations in Palmeira, Santa Catarina, Brazil.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
In millions	2016	2015
Deferred tax assets:
Accrued restructuring	12.6	1.5
Employee benefits	12.3	3.4
Intangibles	5.8	2.9
Investment in partnership	1.4	0.8
Net operating losses	5.4	4.9
Start-up costs	1.0	0.2
Other	2.3	0.6
Deferred tax assets	$40.8	$14.3
Valuation allowance	(18.8)	(6.6)
Total net deferred tax assets	$22.0	$7.7
Deferred tax liabilities:
Fixed assets	$(86.9)	$(81.3)
Inventory	(1.0)	(0.7)
Other	(0.5)	—
Total deferred tax liabilities	$(88.4)	$(82.0)
Net deferred tax liability	$(66.4)	$(74.3)
The Company has deferred tax assets, including net operating loss carryforwards, which are available to offset future taxable income in these jurisdictions. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized. At December 31, 2016, foreign net operating loss carryforwards totaled $17.3 million. Of this total, $5.8 million will expire in 3 to 10 years and $11.5 million has no expiration date.
At December 31, 2016 and 2015, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of taxes that may be due if earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes and the opportunity to use foreign tax credits. Positive undistributed earnings considered to be indefinitely reinvested totaled less than $1.0 million at December 31, 2016.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Year Ended December 31,
In millions	2016	2015	2014

Balance at beginning of year	$0.7	$0.8	$0.9
Additions for tax positions related to current year	—	0.1	—
Additions for tax positions related to prior years	0.1	0.1	—
Reductions for tax positions related to current year	—	—	—
Reductions for tax positions related to prior years	(0.2)	(0.2)	(0.1)
Reduction related to settlements	—	—	—
Reduction from lapse of statute of limitation	—	(0.1)	—
Balance at end of year	$0.6	$0.7	$0.8
As of December 31, 2016, 2015, and 2014, $1.0 million, $1.2 million, and $1.3 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact the Company's effective tax rate. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.
As a result of lapse in statute of limitations, management anticipates a decrease in the accrual for unrecognized tax benefit of $0.6 million in the next twelve months.
The Company has operations in multiple areas of the world and is subject, at times, to tax audits in these jurisdictions. Under the Tax Matters Agreement with WestRock, Ingevity is not responsible for U.S. federal, state and local income tax examinations prior to the Separation.
Note 18: Commitments and contingencies
Lease commitments
We lease a variety of assets for use in its operations. Leases for administrative offices, manufacturing plants and storage facilities generally contain options, which allow us to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase.
Minimum rental payments pursuant to agreements as of December 31, 2016 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2017	$11.5	$6.0
2018	9.1	6.0
2019	7.3	6.0
2020	5.5	6.0
2021	3.1	6.0
Later years	4.5	120.0
Minimum lease payments	$41.0	$150.0
Less: amount representing interest		(70.0)
Capital lease obligations		80.0
Rental expense pursuant to operating leases was $17.4 million, $16.5 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Capital leases
The capital lease obligations consist of $80.0 million at December 31, 2016 and 2015 owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky site, which is due at maturity in 2027. The interest rate on the $80.0 million capital lease obligation is 7.67%. Interest payments are payable semi-annually.
We have a $28 million capital lease obligation due in 2017, for certain assets located at Performance Chemicals' DeRidder, Louisiana site. The lease is with the Industrial Development Board of the City of DeRidder Louisiana (“City”). The City financed the acquisition of these assets by issuing a series of industrial development revenue bonds. The bonds were purchased by Ingevity and the obligations under the capital lease remain with Ingevity. Accordingly, we offset the capital lease obligation and bonds on our Consolidated Balance Sheets. The leased assets are presented within property, plant and equipment on the Consolidated Balance Sheets, see Note 8 for more information.
Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
Note 19: Segment information
Ingevity’s operating segments are (i) Performance Materials and (ii) Performance Chemicals, a description of both operating segments is included below.

Performance Materials
The Performance Materials segment manufactures and sells activated carbon products in the form of powder, granular, extruded pellets or structured honeycombs and activated carbon sheets which target gasoline vapor emission control within the automotive industry as well as the food, water, beverage and chemical purification industries. In addition, extruded pellets and structured honeycomb products are used for air emissions control, corrosion protection and odor reduction. The business has produced and sold activated carbon for over 100 years. Its branded Nuchar products are designed to meet the most stringent technical requirements of the applications where they are used. The history of expertise, manufacturing knowledge and technical capabilities allows us to design the porous carbon structure to be the optimal size for the molecules that need to be adsorbed in the noted applications. The products are uniquely designed to adsorb (catch and retain) and adsorb/desorb (catch and release) depending on the need of the application requirements.
Performance Chemicals
The Performance Chemicals segment manufacturers and sells products that are derived from CTO and lignin that are extracted from the kraft papermaking process. These materials are processed to make specialty chemicals that are used in the papermaking, adhesives, publication inks, rubber, asphalt, oilfield, bio-fuels, agriculture, dyestuffs and other industrial applications. The CTO-based products are produced by fractionating the CTO through a bio-refinery into intermediate products. The intermediates are either sold off or further processed into different specialty formulations to create increased value. It is the strategy of the business to further process all refinery intermediate products into innovative, specialty formulations.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Year Ended December 31,
In millions	2016	2015	2014
Net sales
Performance Materials	$301.0	$256.4	$249.4
Performance Chemicals	607.3	701.9	786.1
Total net sales (1)	908.3	958.3	1,035.5

Segment operating profit (2)
Performance Materials	106.9	79.7	89.5
Performance Chemicals	56.7	86.6	123.8
Total segment operating profit (1)	163.6	166.3	213.3

Separation costs (3)	(17.5)	(17.2)	(0.4)
Restructuring and other income (charges) (4)	(41.2)	7.5	5.6
Interest expense	(19.3)	(20.1)	(16.4)
Interest income	1.4	—	—
Provision for income taxes	(42.6)	(52.2)	(69.5)
Net income (loss) attributable to noncontrolling interests	(9.2)	(4.6)	(3.6)
Net income (loss) attributable to Ingevity stockholders	$35.2	$79.7	$129.0
_______________

(1)
Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation. Refer to Note 3 for the impact of the correction to previously issued financial statements.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges and separation costs, and net income (loss) attributable to noncontrolling interests. Refer to Note 3 for the impact of the correction to previously issued financial statements.

(3)	See Note 15 for more information on separation costs.

(4)	Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 16.

Net sales to external customers for each of our product line groups is presented below. Our Performance Materials segment has one product line group, and therefore net sales to external customers within that segment is included in the table above.

	Year Ended December 31,
In millions	2016	2015	2014
Performance Chemicals Net sales
Pavement Technologies product line	$148.8	$147.5	$132.0
Oilfield Technologies product line	58.5	78.0	126.8
Industrial Specialties product line	400.0	476.4	527.3
Total Performance Chemicals Net sales (1)	$607.3	$701.9	$786.1

	Depreciation and amortization			Capital expenditures
	Year Ended December 31,			Year Ended December 31,
In millions	2016	2015	2014	2016	2015	2014
Performance Materials	$16.4	$11.1	$9.9	$39.6	$65.3	$66.4
Performance Chemicals	22.4	23.5	22.4	17.1	35.6	35.4
Total	$38.8	$34.6	$32.3	$56.7	$100.9	$101.8

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Net sales(1)	Year Ended December 31,
In millions	2016	2015	2014
North America	$597.8	$623.0	$690.0
Asia Pacific	138.8	149.3	150.6
Europe, Middle East and Africa	151.1	155.9	154.3
South America	20.6	30.1	40.6
Net sales	$908.3	$958.3	$1,035.5

Property, plant and equipment, net	December 31,
In millions	2016	2015	2014
North America	$349.1	$338.7	$295.4
Asia Pacific	72.7	76.9	93.8
Europe, Middle East and Africa	0.7	0.8	0.8
South America	0.3	21.1	20.1
Property, plant and equipment, net	$422.8	$437.5	$410.1

Total assets	December 31,
In millions	2016	2015	2014
Performance Materials	$359.5	$355.2	$300.7
Performance Chemicals	470.3	420.5	412.4
Total segment assets(2)	829.8	775.7	713.1
Corporate and other	3.0	3.0	4.2
Total assets	$832.8	$778.7	$717.3
_______________

(1)	Sales are assigned to geographic areas based on location to which product was shipped to a third party.

(2)	Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."

Note 20: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the year ended December 31, 2016 was based on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. The weighted average number of common shares outstanding for basic and diluted earnings per share for years ended December 31, 2015 and 2014 was based on the number of shares of Ingevity common stock outstanding on the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Year Ended December 31,
In millions (except share and per share data)	2016	2015	2014
Net income (loss) attributable to Ingevity stockholders	$35.2	$79.7	$129.0

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$0.83	$1.89	$3.06
Diluted earnings (loss) per share	0.83	1.89	3.06

Shares (2)
Weighted average number of shares of common stock outstanding - Basic	42,108	42,102	42,102
Weighted average additional shares assuming conversion of potential common shares	163	—	—
Shares - diluted basis	42,271	42,102	42,102
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the years ended December 31, 2015 and 2014 is calculated using the number of common shares distributed on May 15, 2016.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Year Ended December 31,
In thousands	2016	2015	2014
Average number of potential common shares - antidilutive	4	—	—

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 21: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the Consolidated Balance Sheets:

Prepaid and other current assets:	December 31,
In millions	2016	2015
Income and value added tax receivables	$10.7	$9.6
Prepaid freight and supply agreements	0.8	2.7
Non-trade receivables	5.6	2.8
Advances to suppliers	0.8	1.1
Other	5.8	4.0
	$23.7	$20.2

Other assets:	December 31,
In millions	2016	2015
Deferred compensation arrangements	$—	$2.6
Capitalized software, net	5.2	5.0
Prepaid supply agreements	2.4	2.7
Land-use rights	5.6	5.7
Other	8.8	7.0
	$22.0	$23.0

Accrued expenses:	December 31,
In millions	2016	2015
Accrued interest	$3.2	$2.8
Accrued taxes	1.5	1.5
Accrued freight	1.5	2.2
Accrued rebates	2.2	2.5
Restructuring reserves	2.2	—
Separation-related Reimbursement Awards	2.1	—
Other	6.6	5.8
	$19.3	$14.8

Other liabilities:	December 31,
In millions	2016	2015
Deferred compensation arrangements	$0.7	$2.5
Pension and other post-retirement benefit obligations	5.9	—
Other	3.6	4.7
	$10.2	$7.2

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

Note 22: Quarterly Financial Information (Unaudited)

	2016				2015 (2)
(in Millions, Except Share and Per Share Data)	1Q (2)	2Q (2)	3Q (2)	4Q	1Q	2Q	3Q	4Q
Net sales	$199.6	$245.4	$252.4	$210.9	$234.5	$259.9	$254.8	$209.1
Gross profit	63.0	74.7	80.4	56.3	67.1	82.1	76.9	49.3
Income (loss) before income taxes	22.9	38.5	10.5	15.1	34.8	42.2	40.9	18.6
Net income (loss)	11.7	25.9	(4.9)	11.7	23.2	26.2	25.0	9.9
Less: Net income (loss) attributable to noncontrolling interests	2.5	1.8	2.3	2.6	1.2	0.9	1.2	1.3
Net income (loss) attributable to Ingevity stockholders	$9.2	$24.1	$(7.2)	$9.1	$22.0	$25.3	$23.8	$8.6

Basic earnings (loss) per common share attributable to Ingevity stockholders	$0.22	$0.57	$(0.17)	$0.22	$0.52	$0.60	$0.57	$0.20
Diluted earnings (loss) per common share attributable to Ingevity stockholders (1)	0.22	0.57	(0.17)	0.22	0.52	0.60	0.57	0.20

Weighted average shares outstanding
Basic	42.1	42.1	42.1	42.1	42.1	42.1	42.1	42.1
Diluted	42.1	42.1	42.1	42.3	42.1	42.1	42.1	42.1
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for periods subsequent to the Separation are calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for periods prior to the Separation are calculated using the number of common shares distributed on May 15, 2016. The sum of quarterly earnings per common share may differ from the full-year amount.

(2)
Certain prior period amounts have been revised to reflect the correction of certain immaterial errors. See below for the impact of these adjustments on quarterly basis and Note 3 for the annual impact of the adjustments.

Correction to previously issued quarterly financial statements
During the quarters and year ended December 31, 2016, we identified various errors related to our previously issued annual and interim Consolidated Financial Statements. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014 in connection with this 2016 Form 10-K and those corrections will also be reflected in the Company’s future Form 10-Q filings for more information see Note 3.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2016

	Q1 2016			Q2 2016			Q3 2016
(in millions, except Per Share Data)	Reported	Adj.	Revised	Reported	Adj.	Revised	Reported	Adj.	Revised
Net sales	$203.9	$(4.3)	$199.6	$248.7	$(3.3)	$245.4	$252.0	$0.4	$252.4
Gross profit	60.0	3.0	63.0	76.1	(1.4)	74.7	81.0	(0.6)	80.4
Income (loss) before income taxes	19.8	3.1	22.9	38.4	0.1	38.5	10.5	—	10.5
Net income (loss)	9.8	1.9	11.7	25.8	0.1	25.9	(4.8)	(0.1)	(4.9)
Less: Net income (loss) attributable to noncontrolling interests	1.6	0.9	2.5	2.1	(0.3)	1.8	2.3	—	2.3
Net income (loss) attributable to Ingevity stockholders	$8.2	$1.0	$9.2	$23.7	$0.4	$24.1	$(7.1)	$(0.1)	$(7.2)

Basic and diluted earnings (loss) per common share attributable to Ingevity stockholders (1)	$0.19	$0.03	$0.22	$0.56	$0.01	$0.57	$(0.17)	$—	$(0.17)
_______________

(1)	The sum of quarterly earnings per common share may differ from the full-year amount.

	Q1 2015			Q2 2015			Q3 2015			Q4 2015
(in millions, except Per Share Data)	Reported	Adj.	Revised	Reported	Adj.	Revised	Reported	Adj.	Revised	Reported	Adj.	Revised
Net sales	$239.2	$(4.7)	$234.5	$262.2	$(2.3)	$259.9	$256.5	$(1.7)	$254.8	$209.8	$(0.7)	$209.1
Gross profit	69.1	(2.0)	67.1	85.1	(3.0)	82.1	77.6	(0.7)	76.9	48.9	0.4	49.3
Income (loss) before income taxes	36.4	(1.6)	34.8	43.6	(1.4)	42.2	40.5	0.4	40.9	17.6	1.0	18.6
Net income (loss)	24.2	(1.0)	23.2	27.1	(0.9)	26.2	24.7	0.3	25.0	9.3	0.6	9.9
Less: Net income (loss) attributable to noncontrolling interests	1.2	—	1.2	1.2	(0.3)	0.9	1.3	(0.1)	1.2	1.3	—	1.3
Net income (loss) attributable to Ingevity stockholders	$23.0	$(1.0)	$22.0	$25.9	$(0.6)	$25.3	$23.4	$0.4	$23.8	$8.0	$0.6	$8.6

Basic and diluted earnings (loss) per common share attributable to Ingevity stockholders (1)	$0.55	$(0.03)	$0.52	$0.62	$(0.02)	$0.60	$0.56	$0.01	$0.57	$0.19	$0.01	$0.20
_______________

(1)	The sum of quarterly earnings per common share may differ from the full-year amount.

Index
PART II

INGEVITY CORPOATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

		Provision/ (Benefit)
(in millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write-offs (1)	Balance, End of Year
December 31, 2016
Reserve for doubtful accounts (2)	$0.1	0.2	—	—	$0.3
Deferred tax valuation allowance	$6.6	13.2	(1.0)	—	$18.8
December 31, 2015
Reserve for doubtful accounts (2)	$0.5	(0.4)	—	—	$0.1
Deferred tax valuation allowance	$4.8	1.5	0.3	—	$6.6
December 31, 2014
Reserve for doubtful accounts (2)	$0.3	0.2	—	—	$0.5
Deferred tax valuation allowance	$3.6	1.0	0.2		$4.8
_______________

(1)	Write-offs are net of recoveries.

(2)	Reserve for doubtful accounts is included within Accounts receivable, net on the Consolidated Balance Sheet.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

As of December 31, 2016, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control of Financial Reporting

Refer to Management’s Report on Internal Control Over Financial Reporting, which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Index
PART II

Report of Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm, which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

ITEM 9B.    OTHER INFORMATION
None.

Index
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2017 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “Corporate Governance - Committees of our Board - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “Corporate Governance - Codes of Business Conduct and Ethics” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporate herein by reference in response to this Item 10.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled “Compensation of Executive Officers” with respect to executive compensation, in the section titled “Director Compensation,” in the section titled "Compensation Committee Report" and in the section titled “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled “Common Stock Ownership of Executive Officers and Directors” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2016. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.
(Shares in thousands, except per share data)

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (3)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders (1)	502	$28.03	3,476

(1)	Plans approved by WestRock as sole stockholder prior to the Separation while the Company was a wholly owned subsidiary.

(2)	Includes 208 stock options, 147 Restricted Stock Units (RSUs) and 127 Performance-based Restricted Stock Units (PSUs) granted to employees and 20 RSUs held by directors.

(3)	Represents the weighted-average exercise price of the outstanding stock options only. The outstanding RSUs and PSUs are not included in this calculation.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors under the caption “Corporate Governance - Director Independence” and the information contained in the Proxy Statement concerning related party

Index
PART III

transactions and our review, approval or ratification thereof appearing under the caption “Related Party Transactions” is incorporated herein by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “Proposal No. 6 - Ratify Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

Index
PART IV

ITEM 15.    EXHIBITS

(a)	Documents filed with this Report

1.	Consolidated financial statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2016, 2015 and 2014	95
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
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

10.4*
Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.5*
Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

Exhibit No.	Exhibit Description
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

10.14a*+
Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14b*+
Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14c*+
Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14d*+
Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14e*+
Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

Exhibit No.	Exhibit Description
10.14f*+
Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.14h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.14i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.15+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016.

10.16+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan.

10.17+	Ingevity Corporation Non-Employee Director Compensation Policy.

21.1	Ingevity Corporation List of Significant Subsidiaries

23.1	Consent of PwC

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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
* Incorporated by reference
+ Management contract or compensatory plan or arrangement

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: March 2, 2017
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Michael Wilson D. Michael Wilson	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2017

/s/ John C. Fortson John C. Fortson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2017

/s/ Phillip J. Platt Phillip J. Platt	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 2, 2017

/s/ Richard B. Kelson Richard B. Kelson	Chairman of the Board	March 2, 2017

/s/ Jean S. Blackwell Jean S. Blackwell	Director	March 2, 2017

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	March 2, 2017

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Director	March 2, 2017

/s/ Frederick J. Lynch Frederick J. Lynch	Director	March 2, 2017

/s/ Daniel F. Sansone Daniel F. Sansone	Director	March 2, 2017

Index
PART IV

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF INGEVITY CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Exhibit Description
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

10.4*
Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

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

Index
PART IV

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

10.14a*+
Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14b*+
Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14c*+
Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14d*+
Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14e*+
Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14f*+
Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.14g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.14h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.14i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan.

10.15+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016.

10.16+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan.

10.17+	Ingevity Corporation Non-Employee Director Compensation Policy.

21.1	Ingevity Corporation List of Significant Subsidiaries

23.1	Consent of PwC

Index
PART IV

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

* Incorporated by reference
+ Management contract or compensatory plan or arrangement