Form 10-Q
period 2017-03-31
Ingevity Corp
filed 2017-05-04
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

843-740-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 42,141,152 shares of common stock, $0.01 par value, outstanding at May 3, 2017.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2017	2016
Net sales	$218.5	$199.6
Cost of sales	147.8	136.6
Gross profit	70.7	63.0
Selling, general and administrative expenses	26.0	22.9
Research and technical expenses	5.1	4.6
Separation costs	0.3	6.4
Restructuring and other (income) charges, net	2.3	4.6
Other (income) expense, net	(0.3)	(3.8)
Interest expense, net	3.3	5.4
Income before income taxes	34.0	22.9
Provision for income taxes	11.0	11.2
Net income (loss)	23.0	11.7
Less: Net income (loss) attributable to noncontrolling interests	4.0	2.5
Net income (loss) attributable to Ingevity stockholders	$19.0	$9.2

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders (1)	$0.45	$0.22
Diluted earnings (loss) per share attributable to Ingevity stockholders (1)	0.45	0.22
_______________

(1)
On May 15, 2016, WestRock distributed 42,102 thousand shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the three months ended March 31, 2016 is calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the three months ended March 31, 2017 is calculated using the weighted average number of common shares outstanding for the period.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2017	2016
Net income (loss)	$23.0	$11.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1.9	(1.1)

Derivative instruments:
Unrealized gain (loss), net	—	0.6
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	—	(0.2)
Net derivative instruments	—	0.4

Other comprehensive income (loss), net of tax	1.9	(0.7)

Comprehensive income (loss)	24.9	11.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	4.0	2.5
Comprehensive income (loss) attributable to Ingevity stockholders	$20.9	$8.5
_______________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
In millions, except share and par value data	(Unaudited)
Assets
Cash and cash equivalents	$29.7	$30.5
Accounts receivable, net of allowance of $0.5 million in 2017 and $0.3 million in 2016	107.0	89.8
Inventories, net	160.1	151.2
Prepaid and other current assets	25.8	23.7
Current assets	322.6	295.2
Property, plant and equipment, net	422.4	422.8
Goodwill	12.5	12.4
Other intangibles, net	6.7	7.3
Deferred income taxes	3.6	3.4
Restricted investment	70.2	69.7
Other assets	23.5	22.0
Total Assets	$861.5	$832.8
Liabilities and equity
Accounts payable	$75.3	$79.2
Accrued expenses	16.3	19.3
Accrued payroll and employee benefits	16.5	25.6
Current maturities of long-term debt	11.3	7.5
Income taxes payable	8.0	5.3
Current liabilities	127.4	136.9
Long-term debt including capital lease obligations	490.8	481.3
Deferred income taxes	73.3	69.8
Other liabilities	11.2	10.2
Total Liabilities	702.7	698.2
Commitments and contingencies (Note 16)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2017 and December 31, 2016)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,157,635 and 42,116,430 issued; 42,141,152 and 42,115,824 outstanding at March 31, 2017 and December 31, 2016)	0.4	0.4
Additional paid-in capital	132.3	129.9
Retained earnings	35.0	16.0
Accumulated other comprehensive loss	(17.1)	(19.0)
Treasury stock, common stock, at cost (16,483 shares at 2017; 606 shares at 2016)	(0.8)	(0.3)
Total Ingevity stockholders' equity	149.8	127.0
Noncontrolling interests	9.0	7.6
Total Equity	158.8	134.6
Total Liabilities and equity	$861.5	$832.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2017	2016
Cash provided by (used in) operating activities:
Net income (loss)	$23.0	$11.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10.3	9.0
Deferred income taxes	3.3	(2.4)
Disposal/impairment of assets	0.1	0.1
Restructuring and other (income) charges, net	2.3	4.6
Share-based compensation	2.4	—
Pension and other postretirement benefit costs	0.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17.0)	2.6
Inventories, net	(8.3)	(20.6)
Prepaid and other current assets	0.1	(1.0)
Accounts payable	(1.8)	(2.9)
Accrued expenses	(2.2)	5.9
Accrued payroll and employee benefit costs	(9.1)	(1.6)
Income taxes payable	2.7	4.1
Restructuring and other spending	(3.1)	(1.8)
Changes in other operating assets and liabilities, net	3.5	(4.6)
Net cash provided by (used in) operating activities	6.5	3.1
Cash provided by (used in) investing activities:
Capital expenditures	(10.7)	(11.3)
Restricted investment	(0.5)	—
Net investment in equity securities	(2.1)	—
Other investing activities, net	(3.0)	—
Net cash provided by (used in) investing activities	(16.3)	(11.3)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	13.1	—
Taxes withheld for employee equity award vesting	(0.5)	—
Noncontrolling interest distributions	(2.6)	(0.9)
Transactions with WestRock, net	—	(0.3)
Net cash provided by (used in) financing activities	10.0	(1.2)
Increase (decrease) in cash, cash equivalents and restricted cash	0.2	(9.4)
Effect of exchange rate changes on cash	0.3	0.1

Change in cash, cash equivalents and restricted cash	0.5	(9.3)
Cash, cash equivalents and restricted cash at beginning of period	30.5	32.0
Cash, cash equivalents and restricted cash at end of period (1)	$31.0	$22.7
(1) Includes restricted cash of $1.3 million and zero and cash and cash equivalents of $29.7 million and $22.7 million as of March 31, 2017 and 2016, respectively. The balance in 2017 is associated with foreign government grants to be used for specific capital projects as governed by the grant provisions. Restricted cash is included within "Prepaid and Other Current Assets" within the Consolidated Balance Sheets.

Supplemental cash flow information:
Cash paid for interest	$5.5	$1.6
Cash paid for taxes	$4.8	$0.1
Purchases of property, plant and equipment in accounts payable	$1.6	$1.4
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

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

Separation and Distribution
On May 15, 2016 (the "Distribution Date"), we completed the previously announced separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".
Note 2: Basis of Consolidation and Presentation
Ingevity did not operate as a separate, stand-alone entity for the three months ended March 31, 2016. Our condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016, as well as our condensed consolidated statements of cash flows for the three months ended March 31, 2016, have been prepared on a “carve out” basis for the periods and dates prior to the Separation.
Prior to the Separation, Ingevity's operations were included in WestRock's financial results and were comprised of certain WestRock wholly owned legal entities for which Ingevity was the sole business and components of legal entities in which Ingevity operated in conjunction with other WestRock businesses. For periods prior to May 15, 2016, the accompanying Condensed Consolidated Financial Statements were prepared from WestRock's historical accounting records and are presented on a stand-alone basis as if Ingevity's business operations had been conducted independently from WestRock. The Condensed Consolidated Financial Statements include the historical operations, assets and liabilities of the legal entities that comprised the Ingevity business.
In all periods presented within these Condensed Consolidated Financial Statements all intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. In all periods presented, the noncontrolling interest reported within the Condensed Consolidated Financial Statements represents the 30 percent ownership interest held by a third party U.S. based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

These Condensed Consolidated Financial Statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles and practices generally accepted in the United States (“GAAP”) applied consistently with those used in the preparation of the Annual Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014, collectively referred to as the “Annual Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").
Certain information and footnote disclosures normally included in our Annual Consolidated Financial Statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Annual Consolidated Financial Statements and notes thereto included in the 2016 Annual Report.
Certain prior year amounts have been reclassified to conform with the current year's presentation.
Note 3: Correction to previously issued financial statements
During 2016, we identified various errors related to our previously issued annual and interim Consolidated Financial Statements. Specifically, in the first quarter of 2016, we determined that $3.3 million of cumulative intercompany profit in inventory had not been eliminated in prior years. During the fourth quarter of 2016, we also identified errors related to the understatement of accruals for services rendered in prior years, as well as errors related to the timing for which revenue has been previously recognized. A cash flow reclassification error decreased 2014 cash flow from operating activities and increased cash flow from investing activities by $6.0 million and was also corrected as part of this revision.
The cumulative impact of the errors identified in 2016 had resulted in the overstatement of pre-tax and net income of $1.6 million and $1.0 million in 2015 and $0.9 million and $0.6 million in 2014, and a cumulative impact to net parent investment of $2.5 million as of January 1, 2014. In addition, such errors resulted in the $9.4 million and $5.5 million overstatement of revenue in 2015 and 2014, respectively. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014, as shown in our 2016 Annual Report, and those corrections are also reflected for the three months ended March 31, 2016 in the tables below.

	Three Months Ended March 31, 2016
In millions	As reported	Increase /(decrease)	Revised
Statement of Operations
Net sales	$203.9	(4.3)	$199.6
Cost of sales	143.9	(7.3)	136.6
Gross profit	60.0	3.0	63.0
Selling, general and administrative costs	23.0	(0.1)	22.9
Income before income taxes	19.8	3.1	22.9
Provision for income taxes	10.0	1.2	11.2
Net income (loss)	9.8	1.9	11.7
Less: Net income (loss) attributable to noncontrolling interests	1.6	0.9	2.5
Net income (loss) attributable to Ingevity stockholders	$8.2	1.0	$9.2

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

In millions	Three Months Ended March 31, 2016
Segment Information	As reported	Increase /(decrease)	Revised
Net sales
Performance Materials	$70.8	(0.7)	$70.1
Performance Chemicals	133.1	(3.6)	129.5
Total net sales	$203.9	(4.3)	$199.6

Segment operating profit
Performance Materials	$27.6	3.1	30.7
Performance Chemicals	8.6	—	8.6
Total segment operating profit	$36.2	3.1	$39.3

	Three Months Ended March 31, 2016
In millions	As reported	Increase /(decrease)	Revised
Statement of Cash Flows
Net income (loss)	$9.8	1.9	$11.7
Deferred income taxes	(3.8)	1.4	(2.4)
Accounts receivable, net	1.1	1.5	2.6
Inventories	(19.9)	(0.7)	(20.6)
Prepaid and other current assets	(1.0)	—	(1.0)
Accrued expenses	7.8	(1.9)	5.9
Changes in all other operating assets and liabilities, net	(1.9)	(2.7)	(4.6)
Net cash provided by (used in) operating activities	(1.0)	4.1	3.1
Transactions with WestRock, net	3.8	(4.1)	(0.3)
Net cash provided by (used in) financing activities	$2.9	(4.1)	$(1.2)
Note 4: New accounting guidance
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment in this new standard requires the service cost component to be presented separate from the other components of net benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented.  Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. The amendment is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, and we have early adopted this new standard during our first quarter of 2017 on a retrospective basis. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.
In November 2016, the FASB issued new guidance on restricted cash in ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." The new guidance clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and will be applied retrospectively. Early adoption is permitted, and we have early adopted this new standard during our first quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets in ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period, and we have early adopted this new standard during our first quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.
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
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.
Note 5: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets at fair value measured on a recurring basis. There were no assets recorded at fair value measured on a recurring basis as of December 31, 2016. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the Condensed Consolidated Balance Sheets as of March 31, 2017 or December 31, 2016.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2017
Assets:
Equity investments (4)	$2.1	$—	$—	$2.1
Liabilities:
Deferred compensation arrangement (5)	1.3	—	—	1.3
Separation-related Reimbursement Awards (6)	0.8	—	—	0.8
Total liabilities	$2.1	$—	$—	$2.1
December 31, 2016
Liabilities:
Deferred compensation arrangement (5)	$0.7	$—	$—	$0.7
Separation-related Reimbursement Awards (6)	2.1	—	—	2.1
Total liabilities	$2.8	$—	$—	$2.8
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the Condensed Consolidated Balance Sheet.

(5)	Included within "Other liabilities" on the Condensed Consolidated Balance Sheet.

(6)
Included within "Accrued expenses" on the Condensed Consolidated Balance Sheet. This amount represents an amount due to WestRock associated with WestRock equity awards held by Ingevity employees post Separation. In accordance with the EMA we are required to reimburse WestRock the fair market value of awards on the day Ingevity employees exercise their awards. The expense recognized during the three months ended March 31, 2017 was $0.2 million.

At March 31, 2017, the book value of capital lease obligations was $80.0 million and the fair value was $89.8 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $410.8 million as of March 31, 2017. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At March 31, 2017, the book value of our restricted investment was $70.2 million, and the fair value was $67.7 million, based on Level 1 inputs. The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 6: Inventories, net
Inventories, net are comprised of:

In millions	March 31, 2017	December 31, 2016
Raw materials	$43.8	$50.8
Production materials, stores and supplies	12.4	12.0
Finished and in-process goods	113.9	109.8
Subtotal	170.1	172.6
Less: excess of cost over LIFO cost	(10.0)	(21.4)
Inventories, net	$160.1	$151.2

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 7: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	March 31, 2017	December 31, 2016
Machinery and equipment	$768.6	$764.0
Buildings and leasehold equipment	113.5	111.2
Land and land improvements	18.1	17.9
Construction in progress	29.2	26.3
Total cost	929.4	919.4
Less: accumulated depreciation	(507.0)	(496.6)
Property, plant and equipment, net	$422.4	$422.8

Note 8: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2016	$8.1	$4.3	$12.4
Foreign currency translation	0.1	—	0.1
March 31, 2017	$8.2	$4.3	$12.5

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2017.

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	March 31, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.5	$2.4	$13.9	$11.3	$2.6
Customer contracts and relationships	28.3	24.0	4.3	28.2	23.5	4.7
Other intangibles, net	$42.2	$35.5	$6.7	$42.1	$34.8	$7.3
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to our intangible assets in the table above for the three months ended March 31, 2017 and 2016 is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

	Three months ended March 31,
In millions	2017	2016
Amortization expense	$1.1	$1.5

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2017 - $2.5 million, 2018 - $1.8 million, 2019 - $1.6 million, 2020 - $0.5 million and 2021 - $0.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 9: Debt including capital lease obligations
Debt maturing within one year consisted of the following:

In millions	March 31, 2017	December 31, 2016
Current maturities of long-term debt	$11.3	$7.5
Long-term debt including capital lease obligations consisted of the following:

	March 31, 2017
In millions	Interest rate	Maturity date	March 31, 2017	December 31, 2016
The Facilities:
Revolving Credit Facility (1)	2.26%	2021	$125.0	$111.9
Term Loan Facility	2.41%	2021	300.0	300.0
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			$505.0	$491.9
Less: debt issuance costs			(2.9)	(3.1)
Total debt including capital lease obligations, net of debt issuance costs			$502.1	$488.8
Less: debt maturing within one year			11.3	7.5
Long-term debt including capital lease obligations			$490.8	$481.3
_______________

(1)	Letters of credit outstanding under the revolving credit facility were $3.7 million and available funds under the facility was $271.3 million at March 31, 2017.
Financial Covenants
The Facilities include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 3.75 to 1.00 and a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all covenants at March 31, 2017.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 10: Equity
The changes in equity are as follows:

	Ingevity Stockholders'
	Common Stock
In millions, except per share data	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total
Balance at December 31, 2016	42.1	$0.4	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
Net income (loss)	—	—	—	19.0	—	—	4.0	23.0
Other comprehensive income (1)	—	—	—	—	1.9	—	—	1.9
Common stock issued - compensation plans	—	—	—	—	—	(0.5)	—	(0.5)
Noncontrolling interest distributions	—	—	—	—	—	—	(2.6)	(2.6)
Stock-based compensation expense	—	—	2.4	—	—	—	—	2.4
Balance at March 31, 2017	42.1	$0.4	$132.3	$35.0	$(17.1)	$(0.8)	$9.0	$158.8
_______________

(1)	See Condensed Consolidated Statements of Comprehensive Income (Loss)

Noncontrolling interest
The following table illustrates the noncontrolling interest activity for the periods presented:

In millions	2017	2016
Balance at December 31,	$7.6	$3.8
Net income (loss) attributable to noncontrolling interests	4.0	2.5
Noncontrolling interest distributions	(2.6)	(0.9)
Balance at March 31,	$9.0	$5.4
Note 11: Transactions with WestRock and related-parties
For periods prior to May 15, 2016, these Condensed Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Condensed Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Condensed Consolidated Financial Statements. Such amounts are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
We believe the related-party allocations for periods included in these Condensed Consolidated Financial Statements for periods prior to May 15, 2016 have been made on a reasonable basis. However, these Condensed Consolidated Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if Ingevity had operated as a separate entity during the periods presented. Actual costs that may have been incurred if Ingevity had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees,

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings may include items of income and expense that are materially different from what is included in these Condensed Consolidated Statements of Operations for periods prior to May 15, 2016. Accordingly, the Condensed Consolidated Financial Statements for the periods presented are not necessarily indicative of Ingevity’s future results of operations, financial position and cash flows.
The Condensed Consolidated Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Three Months Ended March 31,
In millions	2017	2016
Cost of sales	$—	$4.3
Selling, general and administrative expenses	—	4.3
Interest expense, net	—	3.8
Total allocated cost (1)	$—	$12.4
_______________

(1)
Allocated costs represent costs necessary to support Ingevity's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, we purchased certain raw materials from WestRock that were included in cost of sales. Purchases in the three months ended March 31, 2016 were $12.6 million.
Subsequent to May 15, 2016, Ingevity was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Condensed Consolidated Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Condensed Consolidated Balance Sheet and prior to payment reflected as accounts payable in our Condensed Consolidated Balance Sheet. Our ongoing relationship with WestRock is governed by the Separation Agreements, including the long-term supply agreement for crude tall oil ("CTO"). Under this agreement, based on WestRock’s current output, we will source approximately 45 percent to 55 percent of our CTO requirements for the maximum operating rates of our facilities. As further described in Note 1, the Separation Agreements govern the relationship between Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the day of Separation, we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party. This amount has since been paid to WestRock.
Note 12: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Condensed Consolidated Financial Statements as though Ingevity participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans for the three months ended March 31, 2016 were $2.1 million.
 In conjunction with the Separation, Ingevity assumed retirement obligations, net of contributed assets, consisting of accrued defined benefit obligations earned by Ingevity domestic hourly union employees (referred to as the Union Hourly defined benefit pension plan); accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

The following table summarizes the components of net periodic benefit cost (income):

	Three Months Ended March 31, 2017
(in millions)	Pensions	Other Benefits
Components of net periodic benefit cost (income):
Service cost (1)	$0.3	$—
Interest cost (2)	0.2	—
Expected return on plan assets (2)	(0.2)	—
Net periodic benefit cost (income)	$0.3	$—
_______________

(1)	Included in "Cost of sales" on the Condensed Consolidated Statements of Operations.

(2)	Included in "Other (income) expense, net" on the Condensed Consolidated Statements of Operations.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2017. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2017, and we currently have no plans to make any voluntary cash contributions in 2017.
Note 13: Separation costs
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

	Three Months Ended March 31,
In millions	2017	2016
Separation costs	$0.3	$6.4
Note 14: Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on our operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net our Condensed Consolidated Statement of Operations. These costs are excluded from our operating segment results.
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
Detail on the restructuring charges and asset disposal activities is provided below.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

	Three Months Ended March 31,
In millions	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$1.3	$4.5
Asset write-downs (2)	—	0.1
Other (income) charges, net (3)	1.0	—
Total restructuring and other (income) charges, net	$2.3	$4.6
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization as part of an effort to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization we recorded $1.3 million in severance and other employee-related costs in the three months ended March 31, 2017.
During the three months ended March 31, 2017, we also recorded $1.0 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016. We expect additional exit and disposal costs associated with the Palmeira site shutdown to be incurred and paid through the first half of 2017 of less than $1 million.
2016 activities
During the three months ended March 31, 2016, we announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure, we recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee related costs during the three months ended March 31, 2016.
We also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three months ended March 31, 2016, we recorded severance and other employee-related charges of $2.7 million ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment).

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2016 (1)	Reserve (2)	Payments	Other (3)	3/31/2017 (1)
Restructuring Reserves	$2.2	2.3	(3.1)	—	$1.4
_______________

(1)	Included in "Accrued Expenses" on the Condensed Consolidated Balance Sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 15: Income Taxes
For the three months ended March 31, 2017 and 2016, the effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2017	2016
Effective tax rate	32.4%	48.9%
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”). The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pretax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter may materially impact the reported effective tax rate. As a global enterprise, our tax expense may be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there may be significant volatility in interim tax provisions.
As a result of a lapse in statute of limitations, management anticipates a decrease in the accrual for unrecognized tax benefit of $1.0 million in the next twelve months.
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2017			2016
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$34.0	$11.0	32.4%	$22.9	$11.2	48.9%

Discrete items:
Separation costs (1)	0.3	0.1		6.4	1.0
Restructuring & other (income) charges (2)	2.3	0.6		—	—
Results of legal entities with full valuation allowances (3)	1.8	—		5.6	—
Other tax only discrete items	—	0.2		—	(0.1)
Total discrete items	4.4	0.9		12.0	0.9

Consolidated operations, before discrete items	$38.4	$11.9		$34.9	$12.1
EAETR (4)			31.0%			34.7%
_______________

(1)	Separation costs are primarily taxed at domestic tax rates resulting in a material tax benefit, see Note 13 for more information on the costs incurred.

(2)	Restructuring & other (income) charges were not treated as discrete in the first quarter of 2016.

(3)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(4)
The decrease in the EAETR for the three months ended March 31, 2017 as compared to March 31, 2016 is primarily due to an increase in forecasted profits from our 70 percent owned joint venture and income mix between domestic and foreign subsidiaries. Our 70 percent owned joint venture is a limited liability company which is treated as a "pass through" entity for tax purposes. Although we consolidate 100 percent of the joint venture, only 70 percent of the earnings are included in the calculation of Ingevity's provision for income taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

Note 16: Commitments and contingencies

Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
Note 17: Segment information

	Three Months Ended March 31,
In millions	2017	2016
Net sales
Performance Materials	$83.4	$70.1
Performance Chemicals	135.1	129.5
Total net sales (1)	218.5	199.6

Segment operating profit (2)
Performance Materials	29.5	30.7
Performance Chemicals	10.4	8.6
Total segment operating profit (1)	39.9	39.3

Separation costs (3)	(0.3)	(6.4)
Restructuring and other income (charges) (4)	(2.3)	(4.6)
Interest expense, net	(3.3)	(5.4)
Provision for income taxes	(11.0)	(11.2)
Net income (loss) attributable to noncontrolling interests	(4.0)	(2.5)
Net income (loss) attributable to Ingevity stockholders	$19.0	$9.2
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

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

(4)
For the three months ended March 31, 2017, the charges related to Performance Chemicals: $2.3 million. For the three months ended March 31, 2016 the charges related to Performance Materials: $0.8 million and Performance Chemicals: $3.8 million.

Note 18: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three months ended March 31, 2017 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 was based on the number of shares of Ingevity common stock outstanding on the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares. The same number of shares was used to calculate diluted earnings

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

(loss) per share for the three months ended March 31, 2016 since the 42,102 thousand shares that were distributed on the Distribution Date were not outstanding for those periods.

	Three Months Ended March 31,
In millions (except share and per share data)	2017	2016
Net income (loss) attributable to Ingevity stockholders	$19.0	$9.2

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$0.45	$0.22
Diluted earnings (loss) per share	0.45	0.22

Shares (2):
Weighted average number of shares of common stock outstanding - Basic	42,127	42,102
Weighted average additional shares assuming conversion of potential common shares	249	—
Shares - diluted basis	42,376	42,102
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the three months ended March 31, 2017 is calculated using the weighted average number of common shares outstanding for the period. Basic and diluted earnings (loss) per share for the three months ended March 31, 2016 is calculated using the number of common shares distributed on May 15, 2016.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2017	2016
Average number of potential common shares - antidilutive	59	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s results of operations and financial condition (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

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

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the global automotive market may adversely affect demand for our automotive carbon products;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by a decrease in government infrastructure spending;

•	our printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we face competition from producers of substitute products and new technologies;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

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
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), we completed the previously announced separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".

Results of Operations
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
In millions	2017	2016
Net sales	$218.5	$199.6
Cost of sales	147.8	136.6
Gross profit	70.7	63.0
Selling, general and administrative expenses	26.0	22.9
Research and technical expenses	5.1	4.6
Separation costs	0.3	6.4
Restructuring and other (income) charges, net	2.3	4.6
Other (income) expense, net	(0.3)	(3.8)
Interest expense, net	3.3	5.4
Income before income taxes	34.0	22.9
Provision for income taxes	11.0	11.2
Net income (loss)	23.0	11.7
Less: Net income (loss) attributable to noncontrolling interests	4.0	2.5
Net income (loss) attributable to Ingevity stockholders	$19.0	$9.2
Net sales and Gross profit
The table below shows the 2017 net sales and percentage variances from 2016:

In millions	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended March 31	$218.5	9%	—%	(6)%	15%
Three Months Ended March 31, 2017 vs. 2016
Net sales increased $18.9 million in 2017 was driven by favorable volume of $31.2 million (15 percent of sales) offset by unfavorable pricing and product mix of $11.4 million (six percent of sales) in addition to unfavorable foreign currency exchange of $0.9 million all of which were driven by both operating segments.
Increased gross profit of $7.7 million translated into a three percent increase in gross margin. The increase in gross profit was driven primarily by favorable sales volume contributing $9.7 million of additional gross profit and favorable manufacturing productivity of $8.5 million. Manufacturing productivity was primarily driven by lower raw material pricing in Performance Chemicals. These favorable operating results were partially offset by a decrease of $8.9 million due to unfavorable pricing and product mix and $1.6 million of unfavorable foreign currency exchange.

Selling, general and administrative expenses
Three Months Ended March 31, 2017 vs. 2016
Selling, general and administrative expenses increased $3.1 million in 2017 compared to 2016. Selling, general, and administrative expenses as a percentage of Net sales increased from 11.9 percent to 11.5 percent. The increase was primarily related to higher employee-related costs.
Research and technical expenses
Three Months Ended March 31, 2017 vs. 2016
Research and technical expenses as a percentage of Net sales remained consistent period over period, increasing $0.5 million in 2017 compared to 2016.
Separation costs
Three Months Ended March 31, 2017 vs. 2016
Separation costs of $0.3 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively, were expenses related to the Separation. See Note 13 within the Condensed Consolidated Financial Statements for more information.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2017 vs. 2016

	Three Months Ended March 31,
In millions	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$1.3	$4.5
Asset write-downs (2)	—	0.1
Other (income) charges, net (3)	1.0	—
Total restructuring and other (income) charges, net	$2.3	$4.6
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization as part of an effort to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization we recorded $1.3 million in severance and other employee-related costs in the three months ended March 31, 2017.
During the three months ended March 31, 2017, we also recorded $1.0 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016. We expect additional exit and disposal costs associated with the Palmeira site shutdown to be incurred and paid through the first half of 2017 of less than $1 million.

2016 activities
During the three months ended March 31, 2016, we announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure, we recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee related costs during the three months ended March 31, 2016.
We also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three months ended March 31, 2016, we recorded severance and other employee-related charges of $2.7 million ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment).

Other (income) expense, net
Three Months Ended March 31, 2017 vs. 2016

	Three Months Ended March 31,
In millions	2017	2016
Foreign currency exchange (income) loss (1)	$(0.1)	$(3.7)
Royalty and sundry (income) loss (2)	(0.4)	(0.1)
Other (income) expense, net	0.2	—
Total Other (income) expense, net	$(0.3)	$(3.8)
_______________

(1)	Income in 2016 was primarily due to unrealized foreign currency exchange gains associated with intercompany loans (Performance
Materials: $1.1 million and Performance Chemicals: $2.6 million).

(2)	Primarily represents royalty income for technology licensing.

Interest expense, net
Three Months Ended March 31, 2017 vs. 2016

	Three Months Ended March 31,
In millions	2017	2016
Allocated interest expense from WestRock	$—	$3.8
Interest expense on capital lease obligations	1.5	1.6
Interest expense associated with our Facilities (1)	2.7	—
Interest income associated with our Restricted investment	(0.5)	—
Capitalized interest	(0.4)	—
Total Interest expense, net	$3.3	$5.4
_______________
(1)    See Note 9 within the Condensed Consolidated Financial Statements for more information on our Facilities.

Provision for income taxes
Three Months Ended March 31, 2017 vs. 2016
Our effective tax rate was 32.4% and 48.9% for the three months ended March 31, 2017 and 2016, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to lower separation costs and lower unfavorable results of legal entities with full valuation allowances in 2017 compared to 2016. Excluding discrete items, the effective rate was 31.0% compared to 34.7% for the three months ended March 31, 2017 and 2016, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest
Net income (loss) attributable to noncontrolling interests was $4.0 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance.

Net income attributable to Ingevity stockholders
Three Months Ended March 31, 2017 vs. 2016
Net income attributable to Ingevity stockholders increased $9.8 million from 2016 to 2017 primarily driven by a $6.1 million reduction of Separation costs and lower Restructuring and other (income) charges, net of $2.3 million. Refer to the Segment Operating Results section below for a discussion of changes in segment performance.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2016 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2017	2016
Net sales	$83.4	$70.1
Segment operating profit	$29.5	$30.7
Comparison of Three Months Ended March 31, 2017 and 2016

Performance Materials (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended March 31	$83.4	19%	(1)%	(4)%	24%

Three Months Ended March 31, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $83.4 million and $70.1 million for the three months ended March 31, 2017 and 2016, respectively. The sales increase in 2017 was driven by $16.9 million (24 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, partially offset by $2.7 million (four percent of sales) in unfavorable pricing and mix, and $0.9 million (one percent of sales) of unfavorable foreign currency exchange.
Segment operating profit for the Performance Materials segment was $29.5 million and $30.7 million for the three months ended March 31, 2017 and 2016, respectively. Segment operating profit decreased $1.2 million primarily due to $0.3 million in unfavorable pricing and mix, $2.0 million in higher production costs partially driven by higher year over year plant outage costs, and higher operating costs associated with increased production, higher selling, general and administrative and research and technical costs of $2.9 million and $1.7 million in negative foreign currency exchange impact in 2017 as compared to 2016 partially due to unrealized foreign currency exchange gains associated with intercompany loans in 2016. These higher operating costs were partially offset by $5.7 million in favorable volume in the automotive carbon application.
Performance Chemicals

	Three Months Ended March 31,
In millions	2017	2016
Net sales
Pavement Technologies product line	$17.0	$18.4
Oilfield Technologies product line	18.3	13.2
Industrial Specialties product line	99.8	97.9
Total Performance Chemicals - Net sales	$135.1	$129.5

Segment operating profit	$10.4	$8.6
Comparison of Three Months Ended March 31, 2017 and 2016

Performance Chemicals (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended March 31	$135.1	4%	—%	(7)%	11%
Three Months Ended March 31, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $135.1 million and $129.5 million for the three months ended March 31, 2017 and 2016, respectively. The sales increase was driven by favorable volume of $14.3 million (11 percent of sales) driven by industrial specialties ($8.1 million) and oilfield technologies ($9.0 million) partially offset by unfavorable volume in pavement technologies ($2.8 million). These favorable drivers were partially offset by $8.7 million of unfavorable pricing and product mix in certain industrial specialties ($6.1 million) and oilfield technologies ($4.0 million) products due to pricing pressure from competing materials slightly offset by favorable pricing in pavement technologies ($1.4 million).
Segment operating profit for the Performance Chemicals segment was $10.4 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively. Segment operating profit increased by $1.8 million primarily due to $4.0 million in favorable volume and $11.0 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by lower raw material pricing and the cost reduction initiatives implemented in 2016. These favorable operating results were partially offset by $8.6 million of unfavorable pricing and product mix, $1.2 million in higher selling, general and administrative and research and technical costs and $3.4 million of unfavorable foreign currency exchange primarily due to unrealized foreign currency exchange gains associated with intercompany loans in 2016.
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

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2017	2016
Net income (GAAP)	$23.0	$11.7
Provision for income taxes	11.0	11.2
Interest expense	3.3	5.4
Depreciation and amortization	10.3	9.0
Separation costs	0.3	6.4
Restructuring and other (income) charges	2.3	4.6
Adjusted EBITDA (Non-GAAP)	$50.2	$48.3
Adjusted EBITDA
Three Months Ended March 31, 2017 vs. 2016
Adjusted EBITDA was $50.2 million and $48.3 million for three months ended March 31, 2017 and 2016, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended March 31,
In millions	2017	2016
Segment operating profit (GAAP)	$29.5	$30.7
Depreciation and amortization	5.0	3.2
Segment EBITDA (Non-GAAP)	$34.5	$33.9

Performance Chemicals	Three Months Ended March 31,
In millions	2017	2016
Segment operating profit (GAAP)	$10.4	$8.6
Depreciation and amortization	5.3	5.8
Segment EBITDA (Non-GAAP)	$15.7	$14.4
Performance Materials
Three Months Ended March 31, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $34.5 million and $33.9 million for the three months ended March 31, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended March 31, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $15.7 million and $14.4 million for the three months ended March 31, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Total Company Outlook and Fiscal Year 2017 Guidance
For revenue, favorable volume in Performance Materials and in certain Performance Chemicals applications are expected to be partially offset by negative pricing pressure in Performance Chemicals industrial specialties applications. We expect to deliver fiscal year 2017 Net sales of $930 million to $950 million.
2017 Adjusted EBITDA is expected to grow in the high single to low double digit range. This is driven by mix improvement due to growth in our higher margin Performance Materials and Performance Chemicals pavement technologies applications, volume growth in oilfield technologies and industrial specialties, favorable year over year CTO costs, partially offset by continued pricing pressure in oilfield technologies and industrial specialties. Some risks to the 2017 outlook include reductions in U.S. light vehicle sales from the 2016 record, higher non-CTO raw materials costs associated with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2016, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and increased volume and pricing pressure in industrial specialties. We expect to deliver fiscal year 2017 Adjusted EBITDA of $215 million to $225 million. A reconciliation of Net Income to Adjusted EBITDA as projected for 2017 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include restructuring and other income (charges) to be incurred in 2017 as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments and restructuring payments. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2017, our available capacity under our revolving credit facility is $271.3 million.
Prior to the Separation, cash flow provided by operations had historically been transferred to WestRock to support its overall cash management strategy. Transfers of cash to and from WestRock prior to the Separation have been reflected in Net Parent Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Stockholders' Equity.
Cash and cash equivalents totaled $29.7 million at March 31, 2017. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at March 31, 2017 included $16.3 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.
Cash flow comparison of Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
In millions	2017	2016
Net cash provided (used) by operating activities	$6.5	$3.1
Net cash provided (used) by investing activities	(16.3)	(11.3)
Net cash provided (used) by financing activities	10.0	(1.2)
Cash flows provided (used) by operating activities
During the first three months of 2017, cash flow provided by operations increased primarily due to higher net income partially offset by working capital increases compared to 2016. Working capital increases in the first three months of 2017 when compared to the first three months of 2016 are primarily driven by increases in accounts receivable and decreases in accrued payroll and employee benefits. Below provides a description of the changes to working capital during 2017 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	March 31, 2017	December 31, 2016
Cash and cash equivalents	$29.7	$30.5
Accounts receivable, net	107.0	89.8
Inventories, net	160.1	151.2
Prepaid and other current assets	25.8	23.7
Total current assets	$322.6	$295.2
Current assets as of March 31, 2017 increased $27.4 million compared to December 31, 2016 primarily due to increases in accounts receivable. Accounts receivable, net as of March 31, 2017 increased $17.2 million consistent with the higher revenues in the quarter ended March 31, 2017 compared to the quarter ended December 31, 2016. Inventories, net also increased by $8.9 million.

In millions	March 31, 2017	December 31, 2016
Accounts payable	$75.3	$79.2
Accrued expenses	16.3	19.3
Accrued payroll and employee benefits	16.5	25.6
Current maturities of long-term debt	11.3	7.5
Income taxes payable	8.0	5.3
Total current liabilities	$127.4	$136.9
Current liabilities as of March 31, 2017 decreased by $9.5 million compared to December 31, 2016 primarily driven by decreases in accrued payroll and employee benefits partially offset by increases in current maturities of long-term debt and income taxes payable.
Cash flows provided (used) by investing activities
The cash used in investing activities each period is typically driven by capital expenditures. In the three months ended March 31, 2017 and 2016, capital spending included base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in Charleston, South Carolina supporting the adhesives, pavement and oilfield markets. Projected 2017 capital expenditures are expected to be $60 million to $65 million.

Capital expenditure categories	Three Months Ended March 31,
In millions	2017	2016
Maintenance	$5.9	$3.0
Safety, health and environment	1.6	1.4
Growth and cost improvement	3.2	6.9
Total capital expenditures	$10.7	$11.3

Cash flows provided (used) by financing activities
As WestRock managed Ingevity's cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Cash provided by financing activities in the three months ended March 31, 2017 was $10.0 million and was driven by net borrowings of $13.1 million (refer to Note 9 in the Condensed Consolidated Financial Statements for more information) partially offset by noncontrolling interest distributions of $2.6 million. Cash used by financing activities in the three months ended March 31, 2016 was $1.2 million and was driven by noncontrolling interest distributions of $0.9 million and an outflow from transactions with WestRock of $0.3 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Annual Report. There have been no material changes to our contractual commitments during the three months ended March 31, 2017.
New Accounting Guidance
Refer to the Note 4 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our Annual Consolidated Financial Statements included in our 2016 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Ingevity" section in our 2016 Annual Report for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition
•Accounts receivable and allowance for doubtful accounts
•Concentration of credit risk
•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 17 percent of our net sales in the first three months of 2017. Ingevity's significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Brazilian real, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the three months ended March 31, 2017, would have changed our net sales and income before income taxes by approximately $2 million or one percent and $1 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $11 million and $16 million as of March 31, 2017 and December 31, 2016, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. CTO purchases were approximately 13 percent of our cost of sales and 36 percent of our raw materials purchases for the first three months of 2017. Pricing for CTO is subject to particular pricing pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the three months ended March 31, 2017, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $2 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the three months ended March 31, 2017. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the three months ended March 31, 2017, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.4 million.
Interest Rate Risk
As of March 31, 2017, approximately $424.9 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 26 percent.
ITEM 4.    CONTROLS AND PROCEDURES
a)    Evaluation of Disclosure Controls and Procedures

Ingevity maintains a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in Ingevity's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2017, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes in Ingevity's risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. No shares were repurchased under the publicly announced repurchase program during the period subsequent to its approval.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*+
Letter Agreement between Ingevity Corporation and Edward A. Rose dated January 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.2*+
Consulting Agreement between Ingevity Corporation and Edward A. Rose dated February 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.3*+
Change in control and severance agreement between Ingevity Corporation and D. Michael Wilson dated March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.4*+
Change in control and severance agreement between Ingevity Corporation and John C. Fortson dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.5*+
Change in control and severance agreement between Ingevity Corporation and Katherine P. Burgeson dated March 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.6*+
Change in control and severance agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.7
Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Financial Officer.

32.1
Section 1350 Certification of Ingevity's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of Ingevity's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Interactive Data File
______________
*Incorporated by reference
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 4, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*+
Letter Agreement between Ingevity Corporation and Edward A. Rose dated January 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.2*+
Consulting Agreement between Ingevity Corporation and Edward A. Rose dated February 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.3*+
Change in control and severance agreement between Ingevity Corporation and D. Michael Wilson dated March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.4*+
Change in control and severance agreement between Ingevity Corporation and John C. Fortson dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.5*+
Change in control and severance agreement between Ingevity Corporation and Katherine P. Burgeson dated March 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.6*+
Change in control and severance agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.7
Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Financial Officer.

32.1
Section 1350 Certification of Ingevity's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of Ingevity's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Interactive Data File
______________
*Incorporated by reference
+Indicates a management contract or compensatory plan or arrangement.