Form 10-Q
period 2017-06-30
Ingevity Corp
filed 2017-08-03
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

843-740-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 42,140,146 shares of common stock, $0.01 par value, outstanding at August 2, 2017.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2017	2016	2017	2016
Net sales	$260.3	$245.4	$478.8	$445.0
Cost of sales	170.5	170.7	318.3	307.3
Gross profit	89.8	74.7	160.5	137.7
Selling, general and administrative expenses	26.3	22.8	52.3	45.6
Research and technical expenses	4.7	4.6	9.8	9.3
Separation costs	0.2	4.7	0.5	11.1
Restructuring and other (income) charges, net	1.1	1.0	3.4	5.6
Other (income) expense, net	1.7	(1.9)	1.4	(5.7)
Interest expense, net	2.8	5.0	6.1	10.4
Income before income taxes	53.0	38.5	87.0	61.4
Provision for income taxes	17.2	12.6	28.2	23.8
Net income (loss)	35.8	25.9	58.8	37.6
Less: Net income (loss) attributable to noncontrolling interest	3.7	1.8	7.7	4.3
Net income (loss) attributable to Ingevity stockholders	$32.1	$24.1	$51.1	$33.3

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders(1)	$0.76	$0.57	$1.21	$0.79
Diluted earnings (loss) per share attributable to Ingevity stockholders (1)	0.76	0.57	1.21	0.79
_______________

(1)
On May 15, 2016, WestRock distributed 42,102 thousand shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 is calculated using the weighted average number of common shares outstanding for the period.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net income (loss)	$35.8	$25.9	$58.8	$37.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1.9	4.1	3.8	3.0

Derivative instruments:
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	—	0.6	—	1.0
Net derivative instruments	—	0.6	—	1.0

Other comprehensive income (loss), net of tax	1.9	4.7	3.8	4.0

Comprehensive income (loss)	37.7	30.6	62.6	41.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	3.7	1.8	7.7	4.3
Comprehensive income (loss) attributable to Ingevity stockholders	$34.0	$28.8	$54.9	$37.3
_______________

(1)
Amounts of other comprehensive income (loss) are presented net of applicable taxes. However, income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and cash equivalents	$40.6	$30.5
Accounts receivable, net of allowance of $0.4 million in 2017 and $0.3 million in 2016	113.1	89.8
Inventories, net	154.6	151.2
Prepaid and other current assets	24.0	23.7
Current assets	332.3	295.2
Property, plant and equipment, net	424.1	422.8
Goodwill	12.4	12.4
Other intangibles, net	6.1	7.3
Deferred income taxes	3.8	3.4
Restricted investment	70.4	69.7
Other assets	25.0	22.0
Total Assets	$874.1	$832.8
Liabilities and equity
Accounts payable	$75.9	$79.2
Accrued expenses	18.5	19.3
Accrued payroll and employee benefits	23.6	25.6
Current maturities of long-term debt	15.0	7.5
Income taxes payable	0.5	5.3
Current liabilities	133.5	136.9
Long-term debt including capital lease obligations	463.5	481.3
Deferred income taxes	69.6	69.8
Other liabilities	11.4	10.2
Total Liabilities	678.0	698.2
Commitments and contingencies (Note 16)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2017 and December 31, 2016)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,177,357 and 42,116,430 issued; 42,148,524 and 42,115,824 outstanding at June 30, 2017 and December 31, 2016)	0.4	0.4
Additional paid-in capital	134.8	129.9
Retained earnings	67.1	16.0
Accumulated other comprehensive loss	(15.2)	(19.0)
Treasury stock, common stock, at cost (28,833 shares at 2017; 606 shares at 2016)	(1.5)	(0.3)
Total Ingevity stockholders' equity	185.6	127.0
Noncontrolling interest	10.5	7.6
Total Equity	196.1	134.6
Total Liabilities and equity	$874.1	$832.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2017	2016
Cash provided by (used in) operating activities:
Net income (loss)	$58.8	$37.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20.4	18.3
Deferred income taxes	(0.6)	(9.5)
Disposal/impairment of assets	0.4	—
Restructuring and other (income) charges, net	3.4	5.6
Share-based compensation	4.9	0.8
Pension and other postretirement benefit costs	0.6	—
Changes in operating assets and liabilities:
Accounts receivable, net	(22.9)	(16.2)
Inventories, net	(2.4)	(9.1)
Prepaid and other current assets	2.3	(4.1)
Accounts payable	(2.2)	9.1
Accrued expenses	0.2	(2.4)
Accrued payroll and employee benefit costs	(2.1)	4.0
Income taxes payable	(4.8)	6.7
Restructuring and other spending	(5.0)	(3.6)
Changes in other operating assets and liabilities, net	1.7	(1.0)
Net cash provided by (used in) operating activities	52.7	36.2
Cash provided by (used in) investing activities:
Capital expenditures	(21.8)	(22.2)
Restricted investment	(0.7)	(69.1)
Net investment in equity securities	(2.0)	—
Other investing activities, net	(3.0)	—
Net cash provided by (used in) investing activities	(27.5)	(91.3)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	(9.1)	190.0
Proceeds from long-term borrowings	—	300.0
Debt issuance costs	—	(3.5)
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	(9.4)
Taxes withheld for employee equity award vesting	(0.5)	—
Treasury share repurchases	(0.7)	—
Noncontrolling interest distributions	(4.8)	(1.7)
Cash distributed to WestRock at Separation	—	(448.5)
Transactions with WestRock, net	—	51.9
Net cash provided by (used in) financing activities	(15.1)	78.8
Increase (decrease) in cash, cash equivalents and restricted cash	10.1	23.7
Effect of exchange rate changes on cash	0.5	—

Change in cash, cash equivalents and restricted cash	10.6	23.7
Cash, cash equivalents and restricted cash at beginning of period	30.5	32.0
Cash, cash equivalents and restricted cash at end of period (1)	$41.1	$55.7
(1) Includes restricted cash of $0.5 million and zero and cash and cash equivalents of $40.6 million and $55.7 million as of June 30, 2017 and 2016, respectively. The restricted cash balance in 2017 is associated with foreign government grants to be used for specific capital projects as governed by the grant provisions. Restricted cash is included within "Prepaid and Other Current Assets" within the Consolidated Balance Sheets.

Supplemental cash flow information:
Cash paid for interest	$7.9	$4.7
Cash paid for taxes	$33.8	$2.2
Purchases of property, plant and equipment in accounts payable	$2.3	$1.7
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
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
Note 2: Basis of Consolidation and Presentation
Ingevity did not operate as a separate, stand-alone entity for the full three and six month periods ended June 30, 2016. Our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 as well as our Statements of Cash Flows for the six months ended June 30, 2016 have been prepared on a “carve out” basis for the periods and dates prior to the Separation on May 15, 2016.
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
In all periods presented within these Condensed Consolidated Financial Statements, all intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. In all periods presented, the noncontrolling interest reported within the Condensed Consolidated Financial Statements represents the 30 percent ownership interest held by a third party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
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
The cumulative impact of the errors identified in 2016 had resulted in the overstatement of pre-tax and net income of $1.6 million and $1.0 million in 2015 and $0.9 million and $0.6 million in 2014, and a cumulative impact to net parent investment of $2.5 million as of January 1, 2014. In addition, such errors resulted in the $9.4 million and $5.5 million overstatement of revenue in 2015 and 2014, respectively. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014, as shown in our 2016 Annual Report, and those corrections are also reflected for the three and six months ended June 30, 2016 in the tables below.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
In millions	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Statement of Operations
Net sales	$248.7	(3.3)	$245.4	$452.6	(7.6)	$445.0
Cost of sales	172.6	(1.9)	170.7	316.5	(9.2)	307.3
Gross profit	76.1	(1.4)	74.7	136.1	1.6	137.7
Selling, general and administrative costs	24.3	(1.5)	22.8	47.2	(1.6)	45.6
Income before income taxes	38.4	0.1	38.5	58.2	3.2	61.4
Provision for income taxes	12.6	—	12.6	22.6	1.2	23.8
Net income (loss)	25.8	0.1	25.9	35.6	2.0	37.6
Less: Net income (loss) attributable to noncontrolling interest	2.1	(0.3)	1.8	3.7	0.6	4.3
Net income (loss) attributable to Ingevity stockholders	$23.7	0.4	$24.1	$31.9	1.4	$33.3

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

In millions	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Segment Information	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Net sales
Performance Materials	$74.5	(0.3)	$74.2	$145.3	(1.0)	$144.3
Performance Chemicals	174.2	(3.0)	171.2	307.3	(6.6)	300.7
Total net sales	$248.7	(3.3)	$245.4	$452.6	(7.6)	$445.0

Segment operating profit
Performance Materials	$26.3	(0.1)	$26.2	$53.9	3.0	$56.9
Performance Chemicals	22.8	0.2	23.0	31.4	0.2	31.6
Total segment operating profit	$49.1	0.1	$49.2	$85.3	3.2	$88.5

In millions	Six Months Ended June 30, 2016
Statement of Cash Flows	As reported	Increase/(decrease)	Revised
Net income (loss)	$35.6	2.0	$37.6
Deferred income taxes	(10.6)	1.1	(9.5)
Accounts receivable, net	(18.3)	2.1	(16.2)
Inventories	(4.0)	(5.1)	(9.1)
Accrued expenses	(1.9)	(0.5)	(2.4)
Income taxes payable	6.5	0.2	6.7
Changes in all other operating assets and liabilities, net	(0.7)	(0.3)	(1.0)
Net cash provided by (used in) operating activities	36.7	(0.5)	36.2
Transactions with WestRock, net	51.4	0.5	51.9
Net cash provided by (used in) financing activities	$78.3	0.5	$78.8

Note 4: New accounting guidance
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting", which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. We have early adopted this new standard during our second quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment in this new standard requires the service cost component to be presented separate from the other components of net benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented.  Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. We have early adopted this new standard during our first quarter of 2017 on a retrospective basis. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

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
Note 5: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets at fair value measured on a recurring basis. There were no assets recorded at fair value measured on a recurring basis as of December 31, 2016. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the Condensed Consolidated Balance Sheets as of June 30, 2017 or December 31, 2016.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2017
Assets:
Equity investments (4)	$2.2	$—	$—	$2.2
Liabilities:
Deferred compensation arrangement (5)	1.5	—	—	1.5
Separation-related Reimbursement Awards (6)	0.9	—	—	0.9
Total liabilities	$2.4	$—	$—	$2.4
December 31, 2016
Liabilities:
Deferred compensation arrangement (5)	$0.7	$—	$—	$0.7
Separation-related Reimbursement Awards (6)	2.1	—	—	2.1
Total liabilities	$2.8	$—	$—	$2.8
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the Condensed Consolidated Balance Sheet.

(5)	Included within "Other liabilities" on the Condensed Consolidated Balance Sheet.

(6)
Included within "Accrued expenses" on the Condensed Consolidated Balance Sheet. This amount represents an amount due to WestRock associated with WestRock equity awards held by Ingevity employees post Separation. In accordance with the Employee Matters Agreement between Ingevity and WestRock entered into in connection with the Separation, we are required to reimburse WestRock the fair market value of awards on the day Ingevity employees exercise their awards. The expense recognized during the three and six months ended June 30, 2017 was $0.1 million and $0.3 million, respectively.

At June 30, 2017, the book value of capital lease obligations was $80.0 million and the fair value was $90.3 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $383.5 million as of June 30, 2017. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At June 30, 2017, the book value of our restricted investment was $70.4 million, and the fair value was $68.1 million, based on Level 1 inputs. The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 6: Inventories, net
Inventories, net are comprised of:

In millions	June 30, 2017	December 31, 2016
Raw materials	$41.4	$50.8
Production materials, stores and supplies	12.4	12.0
Finished and in-process goods	110.8	109.8
Subtotal	164.6	172.6
Less: excess of cost over LIFO cost	(10.0)	(21.4)
Inventories, net	$154.6	$151.2

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 7: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	June 30, 2017	December 31, 2016
Machinery and equipment	$774.2	$764.0
Buildings and leasehold equipment	113.2	111.2
Land and land improvements	18.0	17.9
Construction in progress	31.7	26.3
Total cost	937.1	919.4
Less: accumulated depreciation	(513.0)	(496.6)
Property, plant and equipment, net	$424.1	$422.8

Note 8: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2016	$8.1	$4.3	$12.4
Foreign currency translation	—	—	—
June 30, 2017	$8.1	$4.3	$12.4

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2017.

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	June 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.6	$2.3	$13.9	$11.3	$2.6
Customer contracts and relationships	28.2	24.4	3.8	28.2	23.5	4.7
Other intangibles, net	$42.1	$36.0	$6.1	$42.1	$34.8	$7.3
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to our intangible assets in the table above is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six months ended June 30,
In millions	2017	2016	2017	2016
Amortization expense	$0.7	$0.8	$1.3	$1.6

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2017 - $2.5 million, 2018 - $1.8 million, 2019 - $1.6 million, 2020 - $0.5 million and 2021 - $0.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 9: Debt including capital lease obligations
Debt maturing within one year consisted of the following:

In millions	June 30, 2017	December 31, 2016
Current maturities of long-term debt	$15.0	$7.5
Long-term debt including capital lease obligations consisted of the following:

	June 30, 2017
In millions	Interest rate	Maturity date	June 30, 2017	December 31, 2016
The Facilities:
Revolving Credit Facility (1)	2.23%	2021	$101.2	$111.9
Term Loan Facility	2.59%	2021	300.0	300.0
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			481.2	491.9
Less: debt issuance costs			(2.7)	(3.1)
Total debt including capital lease obligations, net of debt issuance costs			478.5	488.8
Less: debt maturing within one year			15.0	7.5
Long-term debt including capital lease obligations			$463.5	$481.3
_______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.8 million and available funds under the facility was $297.0 million at June 30, 2017.
Financial Covenants
The Facilities include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio (as defined in the credit agreement) of 3.75 to 1.00 and a minimum interest coverage ratio (as defined in the credit agreement) of 3.00 to 1.00. We were in compliance with all covenants at June 30, 2017.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 10: Equity
The changes in equity are as follows:

	Ingevity Stockholders'
	Common Stock
In millions, except per share data	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total
Balance at December 31, 2016	42.1	$0.4	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
Net income (loss)	—	—	—	51.1	—	—	7.7	58.8
Other comprehensive income (1)	—	—	—	—	3.8	—	—	3.8
Common stock issued - compensation plans	0.1	—	—	—	—	(0.5)	—	(0.5)
Noncontrolling interest distributions	—	—	—	—	—	—	(4.8)	(4.8)
Stock-based compensation expense	—	—	4.9	—	—	—	—	4.9
Repurchases of Common Stock	—	—	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2017	42.2	$0.4	$134.8	$67.1	$(15.2)	$(1.5)	$10.5	$196.1
_______________

(1)	See Condensed Consolidated Statements of Comprehensive Income (Loss)

Noncontrolling interest
The following table illustrates the noncontrolling interest activity for the periods presented:

In millions	Noncontrolling interest
Balance at December 31, 2016 and 2015, respectively	$7.6	$3.8
Net income (loss) attributable to noncontrolling interest	7.7	4.3
Noncontrolling interest distributions	(4.8)	(1.7)
Balance at June 30, 2017 and 2016, respectively	$10.5	$6.4

Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors.
During the three months ended June 30, 2017, we repurchased 12,400 shares of our common stock at a weighted average cost per share of $57.88. At June 30, 2017, $99.3 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Condensed Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Note 11: Transactions with WestRock and related-parties
For periods prior to May 15, 2016, these Condensed Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

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
The Condensed Consolidated Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Cost of sales	$—	$1.4	$—	$5.7
Selling, general and administrative expenses	—	2.2	—	6.5
Interest expense, net	—	3.4	—	7.2
Total allocated cost (1)	$—	$7.0	$—	$19.4
_______________

(1)
Allocated costs represent costs necessary to support Ingevity's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, we purchased certain raw materials from WestRock that were included in cost of sales. Purchases for the three and six months ended June 30, 2016 were $7.5 million and $20.1 million, respectively.
Subsequent to May 15, 2016, Ingevity was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Condensed Consolidated Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Condensed Consolidated Balance Sheet and prior to payment reflected as accounts payable in our Condensed Consolidated Balance Sheet. Our ongoing relationship with WestRock is governed by the Separation Agreements, as discussed within Part I, Item 1 of our 2016 Annual Report, including the long-term supply agreement for crude tall oil ("CTO"). Under this agreement, based on WestRock’s current output, we will source approximately 45 percent to 55 percent of our CTO requirements for the maximum operating rates of our facilities. As further described in Note 1, the Separation Agreements govern the relationship between Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the day of Separation, we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party. This amount was paid to WestRock in 2016.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Note 12: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Condensed Consolidated Financial Statements as though Ingevity participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans for the three and six months ended June 30, 2016 were $1.1 million and $3.2 million, respectively.
 In conjunction with the Separation, Ingevity assumed retirement obligations, net of contributed assets, consisting of accrued defined benefit obligations earned by Ingevity domestic hourly union employees (referred to as the "Union Hourly defined benefit pension plan"); accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
The following table summarizes the components of net periodic benefit cost (income):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in millions)	Pensions	Other Benefits	Pensions	Other Benefits
Components of net periodic benefit cost (income):
Service cost (1)	$0.3	$—	$0.6	$—
Interest cost (2)	0.2	—	0.4	—
Expected return on plan assets (2)	(0.2)	—	(0.4)	—
Net periodic benefit cost (income)	$0.3	$—	$0.6	$—
_______________

(1)	Included in "Cost of sales" on the Condensed Consolidated Statements of Operations.

(2)	Included in "Other (income) expense, net" on the Condensed Consolidated Statements of Operations.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the six months ended June 30, 2017. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2017, and we currently have no plans to make any voluntary cash contributions in 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Separation costs	$0.2	$4.7	$0.5	$11.1
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
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
Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$—	$—	$1.3	$4.5
Asset write-downs (2)	—	0.3	—	0.4
Other (income) charges, net (3)	1.1	0.7	2.1	0.7
Total restructuring and other (income) charges, net	$1.1	$1.0	$3.4	$5.6
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization as part of an effort to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million, in severance and other employee-related costs in the six months ended June 30, 2017.
During the three and six months ended June 30, 2017, we also recorded $1.1 million and $2.1 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016. We expect less than $1 million of additional exit and disposal costs associated with the Palmeira site shutdown during the second half of 2017.
2016 activities
In 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.7 million of additional miscellaneous exit costs during the three months ended June 30, 2016. Additionally, during the six months ended June 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
We also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and six months ended June 30, 2016, we recorded severance and other employee-related charges of zero and $2.7 million ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three and six months ended June 30, 2016 (related to the Performance Chemicals segment).

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2016 (1)	Reserve (2)	Payments	Other (3)	6/30/2017 (1)
Restructuring Reserves	$2.2	3.4	(5.0)	(0.3)	$0.3
_______________

(1)	Included in "Accrued Expenses" on the Condensed Consolidated Balance Sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 15: Income Taxes
For the three and six months ended June 30, 2017 and 2016, the effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective tax rate	32.5%	32.7%	32.4%	38.8%
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”). The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pre-tax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur. Depending on various factors, such as the item’s significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter may materially impact the reported effective tax rate. As a global enterprise, our tax expense may be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there may be significant volatility in interim tax provisions.
As a result of a lapse in statute of limitations, management anticipates a decrease in the accrual for unrecognized tax benefit of $0.4 million in the next twelve months.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

The below tables provide a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2017			2016
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$53.0	$17.2	32.5%	$38.5	$12.6	32.7%

Discrete items:
Separation costs (1)	0.2	0.1		4.7	1.3
Restructuring & other (income) charges	1.1	—		1.0	0.2
Results of legal entities with full valuation allowances (2)	(0.3)	—		(0.9)	—
Other tax only discrete items	—	(0.6)		—	(0.1)
Total discrete items	1.0	(0.5)		4.8	1.4

Consolidated operations, before discrete items	$54.0	$16.7		$43.3	$14.0
Quarterly effect of changes in the EAETR			30.9%			32.3%
_______________

(1)	Separation costs are classified as deductible or non-deductible for income tax purposes and are primarily taxed at domestic tax rates, see Note 13 for more information on the costs incurred.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

	Six Months Ended June 30,
	2017			2016
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$87.0	$28.2	32.4%	$61.4	$23.8	38.8%

Discrete items:
Separation costs (1)	0.5	0.2		11.1	2.3
Restructuring & other (income) charges	3.4	0.6		5.6	1.1
Results of legal entities with full valuation allowances (2)	1.5	—		2.8	—
Other tax only discrete items	—	(0.4)		—	(0.2)
Total discrete items	5.4	0.4		19.5	3.2

Consolidated operations, before discrete items	$92.4	$28.6		$80.9	$27.0
EAETR (3)			31.0%			33.4%
_______________

(1)	Separation costs are classified as deductible or non-deductible for income tax purposes and are primarily taxed at domestic tax rates, see Note 13 for more information on the costs incurred.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)
The decrease in the EAETR for the six months ended June 30, 2017, as compared to June 30, 2016 is primarily due to an increase in forecasted profits from our 70 percent owned joint venture and income mix between domestic and foreign subsidiaries. Our 70 percent owned joint venture is a limited liability company which is treated as a "pass through" entity for tax purposes. Although we consolidate 100 percent of the joint venture, only 70 percent of the earnings are included in the calculation of Ingevity's provision for income taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
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
Note 17: Segment information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net sales
Performance Materials	$89.5	$74.2	$172.9	$144.3
Performance Chemicals	170.8	171.2	305.9	300.7
Total net sales (1)	260.3	245.4	478.8	445.0

Segment operating profit (2)
Performance Materials	30.7	26.2	60.2	56.9
Performance Chemicals	26.4	23.0	36.8	31.6
Total segment operating profit (1)	57.1	49.2	97.0	88.5

Separation costs (3)	(0.2)	(4.7)	(0.5)	(11.1)
Restructuring and other income (charges) (4)	(1.1)	(1.0)	(3.4)	(5.6)
Interest expense, net	(2.8)	(5.0)	(6.1)	(10.4)
Provision for income taxes	(17.2)	(12.6)	(28.2)	(23.8)
Net income (loss) attributable to noncontrolling interest	(3.7)	(1.8)	(7.7)	(4.3)
Net income (loss) attributable to Ingevity stockholders	$32.1	$24.1	$51.1	$33.3
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges and separation costs, and net income (loss) attributable to noncontrolling interest.

(3)	See Note 13 for more information on separation costs.

(4)
For the three and six months ended June 30, 2017, the charges related to Performance Chemicals were: $1.1 million and $3.4 million, respectively. For the three and six months ended June 30, 2016, the charges related to Performance Chemicals were $1.0 million and $4.8 million, respectively, and Performance Materials were zero and $0.8 million, respectively.

Note 18: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 was based on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2017	2016	2017	2016
Net income (loss) attributable to Ingevity stockholders	$32.1	$24.1	$51.1	$33.3

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$0.76	$0.57	$1.21	$0.79
Diluted earnings (loss) per share	0.76	0.57	1.21	0.79

Shares: (2)
Weighted average number of shares of common stock outstanding - Basic	42,145	42,102	42,136	42,102
Weighted average additional shares assuming conversion of potential common shares	282	24	258	24
Shares - diluted basis	42,427	42,126	42,394	42,126
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 is calculated using the weighted average number of common shares outstanding for the period. Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Average number of potential common shares - antidilutive	94	157	132	157

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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

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

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the global automotive market or adoption of alternative technologies may adversely affect demand for our automotive carbon products;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by a decrease in government infrastructure spending;

•	our printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we face competition from producers of substitute products and new technologies;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

•
the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other matters such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;

•	our ability to protect our intellectual property and other proprietary information;

•	information technology security risks;

•	government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

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

Results of Operations
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net sales	$260.3	$245.4	$478.8	$445.0
Cost of sales	170.5	170.7	318.3	307.3
Gross profit	89.8	74.7	160.5	137.7
Selling, general and administrative expenses	26.3	22.8	52.3	45.6
Research and technical expenses	4.7	4.6	9.8	9.3
Separation costs	0.2	4.7	0.5	11.1
Restructuring and other (income) charges, net	1.1	1.0	3.4	5.6
Other (income) expense, net	1.7	(1.9)	1.4	(5.7)
Interest expense, net	2.8	5.0	6.1	10.4
Income before income taxes	53.0	38.5	87.0	61.4
Provision for income taxes	17.2	12.6	28.2	23.8
Net income (loss)	35.8	25.9	58.8	37.6
Less: Net income (loss) attributable to noncontrolling interest	3.7	1.8	7.7	4.3
Net income (loss) attributable to Ingevity stockholders	$32.1	$24.1	$51.1	$33.3
Net sales and Gross profit
The table below shows the 2017 net sales and percentage variances from 2016:

In millions	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$260.3	6%	(1)%	(1)%	8%
Net sales - six months ended June 30	$478.8	8%	(1)%	(3)%	12%
Three Months Ended June 30, 2017 vs. 2016
Net sales increase of $14.9 million in 2017 was primarily driven by favorable volume gains of $20.2 million (eight percent of sales) offset by unfavorable pricing and product mix of $3.7 million (one percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. Additionally, unfavorable foreign currency exchange primarily impacting our Performance Materials operating segment negatively impacted Net sales by $1.6 million (one percent of sales).
Increased gross profit of $15.1 million was driven primarily by favorable sales volume contributing $9.2 million of additional gross profit and manufacturing productivity of $9.4 million. These favorable operating results were partially offset by a decrease of $2.5 million due to unfavorable pricing and product mix and $1.0 million of foreign currency exchange.

Six Months Ended June 30, 2017 vs. 2016
Net sales increased $33.8 million in 2017 driven by favorable volume of $51.4 million (12 percent of sales) partially offset by unfavorable pricing and product mix of $15.1 million (three percent of sales) in addition to unfavorable foreign currency exchange of $2.5 million (one percent of sales), all of which were driven by both operating segments.
Increased gross profit of $22.8 million was driven primarily by favorable sales volume contributing $18.9 million of additional gross profit and favorable manufacturing productivity of $17.9 million. Manufacturing productivity was primarily driven by lower raw material pricing in Performance Chemicals. These favorable operating results were partially offset by a decrease of $11.4 million due to unfavorable pricing and product mix and $2.6 million of unfavorable foreign currency exchange.
Selling, general and administrative expenses
Three Months Ended June 30, 2017 vs. 2016
Selling, general and administrative expenses increased $3.5 million in 2017 compared to 2016. Selling, general, and administrative expenses as a percentage of Net sales increased from 9.3 percent to 10.1 percent. The increase in Selling, general, and administrative expenses is primarily due to higher incentive compensation costs driven by the improvements in gross profit as compared to prior period. Increased gross profit translates into higher Adjusted EBITDA which is our primary metric for incentive-based compensation. Adjusted EBITDA is defined under the section entitled "Use of Non-GAAP Financial Measures" within this Management's Discussion and Analysis.
Six Months Ended June 30, 2017 vs. 2016
Selling, general and administrative expenses increased $6.7 million in 2017 compared to 2016. Selling, general, and administrative expenses as a percentage of Net sales increased from 10.2 percent to 10.9 percent.  The increase in the six months ended June 30, 2017 is consistent with the description above for the three month period.
Research and technical expenses
Three Months Ended June 30, 2017 vs. 2016
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing $0.1 million in 2017 compared to 2016.
Six Months Ended June 30, 2017 vs. 2016
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing $0.5 million in 2017 compared to 2016.
Separation costs
Three Months Ended June 30, 2017 vs. 2016
Separation costs of $0.2 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively, were expenses related to the Separation. See Note 13 within the Condensed Consolidated Financial Statements for more information.
Six Months Ended June 30, 2017 vs. 2016
Separation costs of $0.5 million and $11.1 million for the six months ended June 30, 2017 and 2016, respectively, were expenses related to the Separation. See Note 13 within the Condensed Consolidated Financial Statements for more information.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2017 vs. 2016

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$—	$—	$1.3	$4.5
Asset write-downs (2)	—	0.3	—	0.4
Other (income) charges, net (3)	1.1	0.7	2.1	0.7
Total restructuring and other (income) charges, net	$1.1	$1.0	$3.4	$5.6
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization as part of an effort to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization we recorded $1.3 million in severance and other employee-related costs in the six months ended June 30, 2017.
During the three and six months ended June 30, 2017, we also recorded $1.1 million and $2.1 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016. We expect less than $1 million of additional exit and disposal costs associated with the Palmeira site shutdown during the second half of 2017.
2016 activities
In 2016, the Company announced two restructuring events. The first event was the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. As a result of this closure, the Company recorded $0.7 million of additional miscellaneous exit costs during the three months ended June 30, 2016. Additionally, during the six months ended June 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
We also announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and six months ended June 30, 2016, we recorded severance and other employee-related charges of zero and $2.7 million ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three and six months ended June 30, 2016 (related to the Performance Chemicals segment).

Other (income) expense, net
Three and Six Months Ended June 30, 2017 vs. 2016

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Foreign currency exchange (income) loss (1)	$1.7	$(1.1)	$1.6	$(4.8)
Royalty and sundry (income) loss (2)	—	(0.8)	(0.4)	(0.9)
Other (income) expense, net	—	—	0.2	—
Total Other (income) expense, net	$1.7	$(1.9)	$1.4	$(5.7)
_______________

(1)
Income in the six months ended June 30, 2016 was primarily due to unrealized foreign currency exchange gains associated with intercompany loans (Performance Materials: $1.1 million and Performance Chemicals: $2.6 million).

(2)	Primarily represents royalty income for technology licensing.

Interest expense, net
Three and Six Months Ended June 30, 2017 vs. 2016

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Allocated interest expense from WestRock	$—	$2.5	$—	$7.2
Interest expense on capital lease obligations	1.6	1.5	3.1	3.1
Interest expense associated with our Facilities (1)	2.9	1.9	5.6	1.9
Interest income associated with our Restricted investment	(0.6)	(0.3)	(1.1)	(0.3)
Capitalized interest	(1.4)	(0.6)	(1.8)	(1.6)
Other interest expense	0.3	—	0.3	0.1
Total Interest expense, net	$2.8	$5.0	$6.1	$10.4
_______________

(1)	See Note 9 within the Condensed Consolidated Financial Statements for more information on our Facilities.

Provision for income taxes
Three Months Ended June 30, 2017 vs. 2016
Our effective tax rate was 32.5% and 32.7% for the three months ended June 30, 2017 and 2016, respectively. Excluding discrete items, the effective rate was 30.9% compared to 32.3% for the three months ended June 30, 2017 and 2016, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2017 vs. 2016
Our effective tax rate was 32.4% and 38.8% for the six months ended June 30, 2017 and 2016, respectively. The primary contributors to the change in effective tax rate are due to reduction in separation costs and improvement of the operating results of legal entities with full valuation allowances in 2017 compared to 2016, both of which are treated as discrete tax items. Excluding discrete items, the effective rate was 31.0% compared to 33.4% for the six months ended June 30, 2017 and 2016, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 15 to the Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interest
Three and Six Months Ended June 30, 2017 vs. 2016
Net income (loss) attributable to noncontrolling interest was $3.7 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively and $7.7 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the "Segment Operating Results" section for further discussion of the segment’s performance.

Net income attributable to Ingevity stockholders
Three Months Ended June 30, 2017 vs. 2016
Net income attributable to Ingevity stockholders increased $8.0 million from 2016 to 2017 primarily driven by a $4.5 million reduction of Separation costs and lower Interest expense, net of $2.2 million. Refer to the "Segment Operating Results" section below for a discussion of changes in segment performance.
Six Months Ended June 30, 2017 vs. 2016
Net income attributable to Ingevity stockholders increased $17.8 million from 2016 to 2017 primarily driven by a $10.6 million reduction of Separation costs and lower Interest expense, net of $4.3 million. Refer to the "Segment Operating Results" section below for a discussion of changes in segment performance.
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
Performance Materials

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$89.5	$74.2	$172.9	$144.3
Segment operating profit	$30.7	$26.2	$60.2	$56.9
Comparison of Three and Six Months Ended June 30, 2017 vs. 2016

Performance Materials (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$89.5	21%	(1)%	(1)%	23%
Net sales - six months ended June 30	$172.9	20%	(1)%	(3)%	24%

Three Months Ended June 30, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $89.5 million and $74.2 million for the three months ended June 30, 2017 and 2016, respectively. The sales increase in 2017 was primarily driven by $17.1 million (23 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, partially offset by $0.9 million (one percent of sales) in unfavorable pricing and mix, and $0.9 million (one percent of sales) of unfavorable foreign currency exchange.
Segment operating profit for the Performance Materials segment was $30.7 million and $26.2 million for the three months ended June 30, 2017 and 2016, respectively. Segment operating profit increased $4.5 million primarily due to $8.2 million in favorable volume in the automotive carbon application and $1.5 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by higher plant utilization and throughput. The favorable drivers were partially offset by $0.3 million in unfavorable pricing and product mix, higher selling, general and administrative and research and technical costs of $2.6 million and $2.3 million in negative foreign currency exchange impacts in 2017 as compared to 2016.
Six Months Ended June 30, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $172.9 million and $144.3 million for the six months ended June 30, 2017 and 2016, respectively. The sales increase in 2017 was primarily driven by $34.0 million (24 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption, partially offset by $3.6 million (three percent of sales) in unfavorable pricing and mix, and $1.8 million (one percent of sales) of unfavorable foreign currency exchange.
Segment operating profit for the Performance Materials segment was $60.2 million and $56.9 million for the six months ended June 30, 2017 and 2016, respectively. Segment operating profit increased $3.3 million primarily due to $13.9 million in favorable volume in the automotive carbon application. The favorable volume was partially offset by $0.6 million in higher production costs and higher operating costs associated with increased production, $0.6 million in unfavorable pricing and product mix, higher selling, general and administrative and research and technical costs of $5.4 million and $4.0 million in negative foreign currency exchange impacts in 2017 as compared to 2016 partially due to unrealized foreign currency exchange gains associated with intercompany loans in 2016.

Performance Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net sales
Pavement Technologies product line	$55.7	$56.3	$72.7	$74.8
Oilfield Technologies product line	19.5	14.5	37.8	27.7
Industrial Specialties product line	95.6	100.4	195.4	198.2
Total Performance Chemicals - Net sales	$170.8	$171.2	$305.9	$300.7

Segment operating profit	$26.4	$23.0	$36.8	$31.6

Comparison of Three and Six Months Ended June 30, 2017 vs. 2016

Performance Chemicals (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended June 30	$170.8	—%	—%	(2)%	2%
Net sales - six months ended June 30	$305.9	2%	—%	(4)%	6%
Three Months Ended June 30, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $170.8 million and $171.2 million for the three months ended June 30, 2017 and 2016, respectively. The sales decrease was primarily driven by $2.7 million of unfavorable pricing and product mix (two percent of sales) in oilfield technologies ($2.3 million) due to competitive pricing pressure and mix shift in pavement technologies products ($0.5 million) slightly offset by favorable pricing and mix in industrial specialties ($0.1 million). The sales decrease was also driven by $0.6 million of unfavorable foreign currency exchange. These unfavorable drivers were partially offset by favorable volume of $2.9 million (two percent of sales) driven by oilfield technologies ($7.3 million) partially offset by unfavorable volume in industrial specialties ($4.3 million) and pavement technologies ($0.1 million).
Segment operating profit for the Performance Chemicals segment was $26.4 million and $23.0 million for the three months ended June 30, 2017 and 2016, respectively. Segment operating profit increased by $3.4 million primarily due to $1.0 million in favorable volume, $7.0 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by lower raw material pricing and the cost reduction initiatives implemented in 2016. These favorable operating results were partially offset by $2.2 million of unfavorable pricing and product mix, $0.9 million in higher selling, general and administrative and research and technical costs and $1.5 million of unfavorable foreign currency exchange.
Six Months Ended June 30, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $305.9 million and $300.7 million for the six months ended June 30, 2017 and 2016, respectively. The sales increase was primarily driven by favorable volume of $17.2 million (six percent of sales) driven by industrial specialties ($3.8 million) and oilfield technologies ($16.3 million) partially offset by unfavorable volume in pavement technologies ($2.9 million). These favorable volumes were partially offset by $11.4 million of unfavorable pricing and product mix (four percent of sales) in certain industrial specialties ($6.0 million) and oilfield technologies ($6.3 million) products due to competitive pricing pressure slightly offset by favorable pricing and mix in pavement technologies ($0.9 million). The favorable drivers were also partially offset by $0.6 million of unfavorable foreign currency exchange.
Segment operating profit for the Performance Chemicals segment was $36.8 million and $31.6 million for the six months ended June 30, 2017 and 2016, respectively. Segment operating profit increased by $5.2 million primarily due to $5.0 million in favorable volume and $18.0 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by lower raw material pricing and the cost reduction initiatives implemented in 2016. These favorable operating results were partially offset by $10.8 million of unfavorable pricing and product mix, $2.1 million in higher selling, general and administrative and research and technical costs and $4.9 million of unfavorable foreign currency exchange primarily due to unrealized foreign currency exchange gains associated with intercompany loans in 2016.

Use of Non-GAAP Financial Measures
Ingevity has presented certain financial measures, defined below, which have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. The below financial measures are utilized by management as measures of profitability.

We believe these non-GAAP financial measures provide management as well as investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe Adjusted EBITDA and Segment EBITDA are useful measures because they exclude the effects of investment activities as well as non-operating activities.
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

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net income (GAAP)	$35.8	$25.9	$58.8	$37.6
Provision for income taxes	17.2	12.6	28.2	23.8
Interest expense	2.8	5.0	6.1	10.4
Depreciation and amortization	10.1	9.3	20.4	18.3
Separation costs	0.2	4.7	0.5	11.1
Restructuring and other (income) charges	1.1	1.0	3.4	5.6
Adjusted EBITDA (Non-GAAP)	$67.2	$58.5	$117.4	$106.8
Adjusted EBITDA
Three Months Ended June 30, 2017 vs. 2016
Adjusted EBITDA was $67.2 million and $58.5 million for three months ended June 30, 2017 and 2016, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Six Months Ended June 30, 2017 vs. 2016
Adjusted EBITDA was $117.4 million and $106.8 million for six months ended June 30, 2017 and 2016, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Segment operating profit (GAAP)	$30.7	$26.2	$60.2	$56.9
Depreciation and amortization	5.0	3.7	10.0	6.9
Segment EBITDA (Non-GAAP)	$35.7	$29.9	$70.2	$63.8

Performance Chemicals	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Segment operating profit (GAAP)	$26.4	$23.0	$36.8	$31.6
Depreciation and amortization	5.1	5.6	10.4	11.4
Segment EBITDA (Non-GAAP)	$31.5	$28.6	$47.2	$43.0
Performance Materials
Three Months Ended June 30, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $35.7 million and $29.9 million for the three months ended June 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Six Months Ended June 30, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $70.2 million and $63.8 million for the six months ended June 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended June 30, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $31.5 million and $28.6 million for the three months ended June 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Six Months Ended June 30, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $47.2 million and $43.0 million for the six months ended June 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Total Company Outlook and Fiscal Year 2017 Guidance
We expect to deliver fiscal year 2017 Net sales of between $940 million to $955 million. For revenue, favorable volume in Performance Materials and in certain Performance Chemicals applications are expected to be partially offset by negative pricing pressure in Performance Chemicals industrial specialties applications as compared to prior year.
We expect to deliver fiscal year 2017 Adjusted EBITDA of between $220 million to $230 million. 2017 Adjusted EBITDA is expected to grow in the high single to low double digit range as compared to prior year. This is driven by mix improvement due to growth in our higher margin Performance Materials and Performance Chemicals pavement technologies applications, volume growth in oilfield technologies and industrial specialties, favorable year over year CTO costs, partially offset by continued pricing pressure in oilfield technologies and industrial specialties. Some risks to the 2017 outlook include reductions in U.S. light vehicle sales from the 2016 record, higher non-CTO raw materials costs associated with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2016, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and increased volume and pricing pressure in industrial specialties. A reconciliation of Net Income to Adjusted EBITDA as projected for 2017 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include restructuring and other income (charges) to be incurred in 2017 as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments and restructuring payments. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2017, our available capacity under our revolving credit facility is $297.0 million.
Prior to the Separation, cash flow provided by operations had historically been transferred to WestRock to support its overall cash management strategy. Transfers of cash to and from WestRock prior to the Separation have been reflected in Net Parent Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Stockholders' Equity.
Cash and cash equivalents totaled $40.6 million at June 30, 2017. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at June 30, 2017 included $20.7 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.
Cash flow comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
In millions	2017	2016
Net cash provided (used) by operating activities	$52.7	$36.2
Net cash provided (used) by investing activities	(27.5)	(91.3)
Net cash provided (used) by financing activities	(15.1)	78.8
Cash flows provided (used) by operating activities
During the first six months of 2017, cash flow provided by operations increased primarily due to higher net income partially offset by working capital increases compared to 2016. Working capital increases in the first six months of 2017 when compared to the first six months of 2016 are primarily driven by increases in accounts receivable and decreases in accounts payable. Below provides a description of the changes to working capital during 2017 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	June 30, 2017	December 31, 2016
Cash and cash equivalents	$40.6	$30.5
Accounts receivable, net	113.1	89.8
Inventories, net	154.6	151.2
Prepaid and other current assets	24.0	23.7
Total current assets	$332.3	$295.2
Current assets as of June 30, 2017 increased $37.1 million compared to December 31, 2016 primarily due to increases in accounts receivable. Accounts receivable, net as of June 30, 2017 increased $23.3 million consistent with the higher revenues in the quarter ended June 30, 2017 compared to the quarter ended December 31, 2016. Cash and cash equivalents increased $10.1 million while Inventories, net also increased by $3.4 million.

In millions	June 30, 2017	December 31, 2016
Accounts payable	$75.9	$79.2
Accrued expenses	18.5	19.3
Accrued payroll and employee benefits	23.6	25.6
Current maturities of long-term debt	15.0	7.5
Income taxes payable	0.5	5.3
Total current liabilities	$133.5	$136.9
Current liabilities as of June 30, 2017 decreased by $3.4 million compared to December 31, 2016 primarily driven by decreases in accounts payable and income taxes payable partially offset by increases in current maturities of long-term debt.
Cash flows provided (used) by investing activities
The cash used in investing activities each period is typically driven by capital expenditures. In the six months ended June 30, 2017 and 2016, capital spending included base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of an activated carbon manufacturing facility in China and new derivative equipment in Charleston, South Carolina supporting the adhesives, pavement and oilfield markets. Projected 2017 capital expenditures are expected to be $55 million to $60 million.

Capital expenditure categories	Six Months Ended June 30,
In millions	2017	2016
Maintenance	$12.2	$8.4
Safety, health and environment	3.2	2.6
Growth and cost improvement	6.4	11.2
Total capital expenditures	$21.8	$22.2

Cash flows provided (used) by financing activities
As WestRock managed Ingevity's cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Cash used by financing activities in the six months ended June 30, 2017 was $15.1 million and was driven by net repayments of $9.1 million (refer to Note 9 in the Condensed Consolidated Financial Statements for more information) and noncontrolling interest distributions of $4.8 million. Cash provided by financing activities in the six months ended June 30, 2016 was $78.8 million and was driven by net borrowings of $477.1 million (refer to Note 9 in the Condensed Consolidated Financial Statements for more information) and an inflow from transactions with WestRock of $51.9 million offset by a distribution to WestRock at Separation of $448.5 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Annual Report. There have been no material changes to our contractual commitments during the six months ended June 30, 2017.
New Accounting Guidance
Refer to the Note 4 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our Annual Consolidated Financial Statements included in our 2016 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
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
•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 16 percent of our net sales in the first half of 2017. Ingevity's significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. For the six months ended June 30, 2017, we did not hedge this foreign currency exchange rate risk. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the six months ended June 30, 2017, would have changed our net sales and income before income taxes by approximately $2 million or one percent and $1 million or two percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $13 million and $16 million as of June 30, 2017 and December 31, 2016, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 14 percent of our cost of sales and 35 percent of our raw materials purchases for the first half of 2017. Pricing for CTO is subject to particular pricing pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the six months ended June 30, 2017, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $4 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the six months ended June 30, 2017. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the six months ended June 30, 2017, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.7 million.
Interest Rate Risk
As of June 30, 2017, approximately $401.2 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 25 percent.
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

As of June 30, 2017, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes in Ingevity's risk factors discussed in Item 1A of the 2016 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. See below for a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASER OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1 - 30, 2017	—	$—	—	$—	$100,000,000
May 1 - 31, 2017	3,600	58.47	3,600	210,509	99,789,491
June 1 - 30, 2017	8,800	57.63	8,800	507,171	99,282,320
Total Q2 2017	12,400	$57.88	12,400	$717,680	$99,282,320

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*+	2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Financial Officer.

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
John C. Fortson
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 3, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*+	2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ingevity's Principal Financial Officer.

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