Form 10-Q
period 2017-09-30
Ingevity Corp
filed 2017-11-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 42,115,461 shares of common stock, $0.01 par value, outstanding at November 1, 2017.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2017	2016	2017	2016
Net sales	$264.1	$252.4	$742.9	$697.4
Cost of sales	170.9	172.0	489.2	479.3
Gross profit	93.2	80.4	253.7	218.1
Selling, general and administrative expenses	26.2	25.2	78.5	70.8
Research and technical expenses	4.8	3.9	14.6	13.2
Separation costs	0.2	2.5	0.7	13.6
Restructuring and other (income) charges, net	0.1	32.7	3.5	38.3
Acquisition costs	4.1	—	4.1	—
Other (income) expense, net	(0.5)	1.8	0.9	(3.9)
Interest expense, net	3.2	3.8	9.3	14.2
Income before income taxes	55.1	10.5	142.1	71.9
Provision for income taxes	16.7	15.4	44.9	39.2
Net income (loss)	38.4	(4.9)	97.2	32.7
Less: Net income (loss) attributable to noncontrolling interest	4.6	2.3	12.3	6.6
Net income (loss) attributable to Ingevity stockholders	$33.8	$(7.2)	$84.9	$26.1

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders (1)	$0.80	$(0.17)	$2.01	$0.62
Diluted earnings (loss) per share attributable to Ingevity stockholders (1)	0.79	(0.17)	2.00	0.62
_______________

(1)
On May 15, 2016, WestRock distributed 42,102,000 shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the nine months ended September 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the three months ended September 30, 2016 is calculated using the weighted average number of common shares outstanding for the period.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net income (loss)	$38.4	$(4.9)	$97.2	$32.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	2.4	0.3	6.2	3.3

Derivative instruments:
Unrealized gain (loss), net	(0.2)	—	(0.2)	—
Reclassifications of deferred derivative instruments (gain) loss, included in net income (2)	0.1	—	0.1	1.0
Net derivative instruments	(0.1)	—	(0.1)	1.0

Other comprehensive income (loss), net of tax	2.3	0.3	6.1	4.3

Comprehensive income (loss)	40.7	(4.6)	103.3	37.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	4.6	2.3	12.3	6.6
Comprehensive income (loss) attributable to Ingevity stockholders	$36.1	$(6.9)	$91.0	$30.4
_______________

(1)
Amounts of other comprehensive income (loss) are presented net of applicable taxes. However, income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)	Amounts reflected in "Cost of sales" on the Consolidated Statements of Operations.

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Cash and cash equivalents	$70.2	$30.5
Accounts receivable, net of allowance of $0.4 million at September 30, 2017 and $0.3 million at December 31, 2016	109.6	89.8
Inventories, net	154.5	151.2
Prepaid and other current assets	22.5	23.7
Current assets	356.8	295.2
Property, plant and equipment, net	431.9	422.8
Goodwill	12.5	12.4
Other intangibles, net	5.4	7.3
Deferred income taxes	3.9	3.4
Restricted investment	70.8	69.7
Other assets	28.5	22.0
Total Assets	$909.8	$832.8
Liabilities and equity
Accounts payable	$83.7	$79.2
Accrued expenses	20.5	19.3
Accrued payroll and employee benefits	32.8	25.6
Current maturities of long-term debt	4.7	7.5
Income taxes payable	9.2	5.3
Current liabilities	150.9	136.9
Long-term debt including capital lease obligations	448.7	481.3
Deferred income taxes	64.3	69.8
Other liabilities	12.3	10.2
Total Liabilities	676.2	698.2
Commitments and contingencies (Note 17)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2017 and December 31, 2016)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,192,653 and 42,116,430 issued; 42,125,753 and 42,115,824 outstanding at September 30, 2017 and December 31, 2016)	0.4	0.4
Additional paid-in capital	137.3	129.9
Retained earnings	100.9	16.0
Accumulated other comprehensive loss	(12.9)	(19.0)
Treasury stock, common stock, at cost (66,900 shares at September 30, 2017; 606 shares at December 31, 2016)	(3.8)	(0.3)
Total Ingevity stockholders' equity	221.9	127.0
Noncontrolling interest	11.7	7.6
Total Equity	233.6	134.6
Total Liabilities and equity	$909.8	$832.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2017	2016
Cash provided by (used in) operating activities:
Net income (loss)	$97.2	$32.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30.4	28.4
Deferred income taxes	(6.0)	(7.4)
Disposal/impairment of assets	1.1	—
Restructuring and other (income) charges, net	3.5	38.3
Share-based compensation	7.4	3.0
Pension and other postretirement benefit costs	0.8	0.3
Other non-cash items	5.2	2.8
Changes in operating assets and liabilities:
Accounts receivable, net	(19.1)	(9.0)
Inventories, net	(1.4)	(6.2)
Prepaid and other current assets	4.1	(3.1)
Accounts payable	2.7	(8.0)
Accrued expenses	1.8	(0.8)
Accrued payroll and employee benefit costs	7.0	9.6
Income taxes payable	3.9	(0.2)
Restructuring and other spending	(5.2)	(4.9)
Changes in other operating assets and liabilities, net	0.2	(1.4)
Net cash provided by (used in) operating activities	133.6	74.1
Cash provided by (used in) investing activities:
Capital expenditures	(36.2)	(37.3)
Restricted investment	(1.1)	(69.4)
Net investment in equity securities	(1.7)	—
Other investing activities, net	(3.0)	—
Net cash provided by (used in) investing activities	(42.0)	(106.7)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	(111.9)	140.5
Proceeds from long-term borrowings	75.0	300.0
Debt issuance costs	(1.3)	(3.6)
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	(8.2)
Taxes withheld for employee equity award vesting	(0.9)	—
Treasury share repurchases	(2.6)	—
Noncontrolling interest distributions	(8.2)	(3.6)
Cash distributed to WestRock at Separation	—	(448.5)
Transactions with WestRock, net	—	51.9
Net cash provided by (used in) financing activities	(49.9)	28.5
Increase (decrease) in cash, cash equivalents and restricted cash	41.7	(4.1)
Effect of exchange rate changes on cash	(1.7)	(0.8)
Change in cash, cash equivalents and restricted cash	40.0	(4.9)
Cash, cash equivalents and restricted cash at beginning of period	30.5	32.0
Cash, cash equivalents and restricted cash at end of period (1)	$70.5	$27.1
(1) Includes restricted cash of $0.3 million and zero and cash and cash equivalents of $70.2 million and $27.1 million as of September 30, 2017 and 2016, respectively. The restricted cash balance in 2017 is associated with foreign government grants to be used for specific capital projects as governed by the grant provisions. Restricted cash is included within "Prepaid and Other Current Assets" within the Consolidated Balance Sheets.

Supplemental cash flow information:
Cash paid for interest	$13.9	$10.7
Cash paid for taxes	$47.5	$22.2
Purchases of property, plant and equipment in accounts payable	$4.9	$4.6
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 1: Background
Ingevity Corporation ("Ingevity," the "Company," "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Materials and Performance Chemicals.
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
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), we completed the previously announced separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT."
Note 2: Basis of Consolidation and Presentation
Ingevity did not operate as a separate, stand-alone entity for the full nine month period ended September 30, 2016. Our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2016 as well as our Statements of Cash Flows for the nine months ended September 30, 2016 have been prepared on a “carve out” basis for the periods and dates prior to the Separation on May 15, 2016.
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
September 30, 2017
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
The cumulative impact of the errors identified in 2016 had resulted in the overstatement of pre-tax and net income of $1.6 million and $1.0 million in 2015 and $0.9 million and $0.6 million in 2014, and a cumulative impact to net parent investment of $2.5 million as of January 1, 2014. In addition, such errors resulted in the $9.4 million and $5.5 million overstatement of revenue in 2015 and 2014, respectively. Although Ingevity’s management has determined that the impact of such errors is immaterial to all previously issued financial statements, we revised the previously issued financial statements for the periods ended December 31, 2015 and 2014, as shown in our 2016 Annual Report, and those corrections are also reflected for the three and nine months ended September 30, 2016 in the tables below.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
In millions	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Statement of Operations
Net sales	$252.0	0.4	$252.4	$704.6	(7.2)	$697.4
Cost of sales	171.0	1.0	172.0	487.5	(8.2)	479.3
Gross profit	81.0	(0.6)	80.4	217.1	1.0	218.1
Selling, general and administrative costs	25.8	(0.6)	25.2	73.0	(2.2)	70.8
Income before income taxes	10.5	—	10.5	68.7	3.2	71.9
Provision for income taxes	15.3	0.1	15.4	37.9	1.3	39.2
Net income (loss)	(4.8)	(0.1)	(4.9)	30.8	1.9	32.7
Less: Net income (loss) attributable to noncontrolling interest	2.3	—	2.3	6.0	0.6	6.6
Net income (loss) attributable to Ingevity stockholders	$(7.1)	(0.1)	$(7.2)	$24.8	1.3	$26.1

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

In millions	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Segment Information	As reported	Increase/(decrease)	Revised	As reported	Increase/(decrease)	Revised
Net sales
Performance Materials	$79.3	0.1	$79.4	$224.6	(0.9)	$223.7
Performance Chemicals	172.7	0.3	173.0	480.0	(6.3)	473.7
Total net sales	$252.0	0.4	$252.4	$704.6	(7.2)	$697.4

Segment operating profit
Performance Materials	$27.6	0.2	$27.8	$81.5	3.2	$84.7
Performance Chemicals	21.9	(0.2)	21.7	53.3	—	53.3
Total segment operating profit	$49.5	—	$49.5	$134.8	3.2	$138.0

In millions	Nine Months Ended September 30, 2016
Statement of Cash Flows	As reported	Increase/(decrease)	Revised
Net income (loss)	$30.8	1.9	$32.7
Deferred income taxes	(8.6)	1.2	(7.4)
Accounts receivable, net	(10.8)	1.8	(9.0)
Inventories	(1.9)	(4.3)	(6.2)
Accrued expenses	(0.1)	(0.7)	(0.8)
Changes in all other operating assets and liabilities, net	(1.0)	(0.4)	(1.4)
Net cash provided by (used in) operating activities	74.6	(0.5)	74.1
Transactions with WestRock, net	51.4	0.5	51.9
Net cash provided by (used in) financing activities	28.0	0.5	28.5
Note 4: New accounting guidance
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-12 "Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendment in this new standard improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, users, and other stakeholders. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years; however, early adoption is permitted. We are currently evaluating the impact of these provisions.
In May 2017, the FASB issued ASU No. 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. We have early adopted this new standard during our second quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

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
In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance ("ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We expect to adopt these provisions on January 1, 2018, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606-Revenue from Contracts with Customers, including ASU 2016-08 ("Principal versus Agent Considerations - Reporting Revenue Gross versus Net"), ASU 2016-10 ("Identifying Performance Obligations and Licensing"), ASU 2016-11 ("Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting"), ASU 2016-12 ("Narrow Scope Improvements and Practical Expedients") and ASU 2016-20 ("Technical Corrections and Improvements to Topic 606"). We anticipate adopting all of these standards at the same time effective January 1, 2018. We have begun our initial assessment of the impact that ASU 2014-09 and subsequent amendments will have on our Consolidated Financial Statements and related disclosures. Based upon the results of our initial assessment thus far, we have decided to adopt this new standard under the modified retrospective approach which results in the recognition of the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We are still evaluating the impact to our financial statements and disclosures.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 5: Acquisition
Georgia Pacific's Pine Chemical Business
On August 22, 2017, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Georgia-Pacific Chemicals LLC, Georgia-Pacific LLC (together with Georgia-Pacific Chemicals LLC, "GP") and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, to purchase substantially all the assets primarily used in GP's pine chemical business (the "Pine Chemical Business"), including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products (the "Acquisition").
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. We intend to finance the Acquisition through our amended credit facility described in Note 10 within these condensed consolidated financial statements. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.
In addition, at the closing of the Acquisition, the Company and GP intend to enter into certain transition and shared services agreements to effectuate the transfer of the assets pursuant to the Acquisition. Separately, at the closing of the Acquisition, Ingevity and GP will also enter into a supply agreement, whereby certain of GP’s paper mills will supply crude tall oil ("CTO") to Ingevity at market-based prices for a term of 20 years.
Acquisition costs
Pursuant to GAAP, costs incurred to complete the Acquisition are expensed as incurred. Charges incurred in connection with the planned Acquisition were $4.1 million for the three and nine months ended September 30, 2017. These costs represent transaction costs and legal and professional third-party fees.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 6: Fair value measurements
The following information is presented for assets and liabilities that are recorded in the Condensed Consolidated Balance Sheets at fair value measured on a recurring basis. There were no assets recorded at fair value measured on a recurring basis as of December 31, 2016. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the Condensed Consolidated Balance Sheets as of September 30, 2017 or December 31, 2016.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2017
Assets:
Equity investments (4)	$1.9	$—	$—	$1.9
Liabilities:
Deferred compensation arrangement (5)	1.7	—	—	1.7
Separation-related Reimbursement Awards (6)	0.8	—	—	0.8
Derivatives - Foreign exchange (7)	—	0.2	—	0.2
Total liabilities	$2.5	$0.2	$—	$2.7
December 31, 2016
Liabilities:
Deferred compensation arrangement (5)	$0.7	$—	$—	$0.7
Separation-related Reimbursement Awards (6)	2.1	—	—	2.1
Total liabilities	$2.8	$—	$—	$2.8
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the Condensed Consolidated Balance Sheet.

(5)	Included within "Other liabilities" on the Condensed Consolidated Balance Sheet.

(6)
Included within "Accrued expenses" on the Condensed Consolidated Balance Sheet. This amount represents an amount due to WestRock associated with WestRock equity awards held by Ingevity employees post Separation. In accordance with the Employee Matters Agreement between Ingevity and WestRock entered into in connection with the Separation, we are required to reimburse WestRock the fair market value of awards on the day Ingevity employees exercise their awards. The expense recognized during the three and nine months ended September 30, 2017 was zero and $0.3 million, respectively.

(7)	Included within "Accrued expenses" on the Condensed Consolidated Balance Sheet.
At September 30, 2017, the book value of capital lease obligations was $80.0 million and the fair value was $90.0 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs. The carrying amount of our long-term debt is $366.5 million as of September 30, 2017. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt. At September 30, 2017, the book value of our restricted investment was $70.8 million, and the fair value was $69.1 million, based on Level 1 inputs. The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 7: Inventories, net
Inventories, net are comprised of:

In millions	September 30, 2017	December 31, 2016
Raw materials	$38.5	$50.8
Production materials, stores and supplies	13.1	12.0
Finished and in-process goods	112.9	109.8
Subtotal	164.5	172.6
Less: excess of cost over LIFO cost	(10.0)	(21.4)
Inventories, net	$154.5	$151.2
Note 8: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

In millions	September 30, 2017	December 31, 2016
Machinery and equipment	$784.0	$764.0
Buildings and leasehold equipment	114.9	111.2
Land and land improvements	18.0	17.9
Construction in progress	35.7	26.3
Total cost	952.6	919.4
Less: accumulated depreciation	(520.7)	(496.6)
Property, plant and equipment, net	$431.9	$422.8

Note 9: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2016	$8.1	$4.3	$12.4
Foreign currency translation	0.1	—	0.1
September 30, 2017	$8.2	$4.3	$12.5

There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2017.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	September 30, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.8	$2.1	$13.9	$11.3	$2.6
Customer contracts and relationships	28.2	24.9	3.3	28.2	23.5	4.7
Other intangibles, net	$42.1	$36.7	$5.4	$42.1	$34.8	$7.3
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to our intangible assets in the table above is shown in the table below. Amortization expense is included within Cost of sales and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine months ended September 30,
In millions	2017	2016	2017	2016
Amortization expense	$0.6	$0.9	$1.9	$2.5

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2017 - $2.5 million, 2018 - $1.8 million, 2019 - $1.6 million, 2020 - $0.5 million and 2021 - $0.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 10: Debt including capital lease obligations
Debt maturing within one year consisted of the following:

In millions	September 30, 2017	December 31, 2016
Current maturities of long-term debt	$4.7	$7.5
Long-term debt including capital lease obligations consisted of the following:

	September 30, 2017
In millions	Interest rate	Maturity date	September 30, 2017	December 31, 2016
Revolving Credit Facility (1)	2.48%	2022	$—	$111.9
Term Loan Facility	2.49%	2022	375.0	300.0
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			455.0	491.9
Less: debt issuance costs			(1.6)	(3.1)
Total debt including capital lease obligations, net of debt issuance costs			453.4	488.8
Less: debt maturing within one year			4.7	7.5
Long-term debt including capital lease obligations			$448.7	$481.3
______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.8 million and available funds under the facility was $548.2 million at September 30, 2017.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Revolving Credit and Term Loan Facility Amendment
On August 21, 2017, we entered into an Incremental Facility Agreement and Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated as of March 7, 2016 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”). Among other things, the Amendment (i) established incremental term loan commitments in the aggregate principal amount of $75.0 million (the incremental term loans made pursuant thereto, the “Incremental Term Loans”) and (ii) increased the revolving commitments under the Existing Credit Agreement by $150.0 million (the “Incremental Revolving Commitments”). The Amendment also extended the maturity date for the loans and commitments under the Existing Credit Agreement by one year, to May 9, 2022.
The Incremental Term Loans have terms identical to those of the Term A Loans under the Existing Credit Agreement (the "Term A Loans"), as modified by the Amended Credit Agreement, and will be treated as a single class with such existing Term A Loans under the Amended Credit Agreement. The Incremental Revolving Commitments have terms identical to those of the Revolving Commitments under the Existing Credit Agreement, as modified by the Amended Credit Agreement, and will be treated as a single class with such existing commitments under the Amended Credit Agreement.
Loans under the Amended Credit Agreement, including the Incremental Term Loans and loans with respect to the Incremental Revolving Commitments, bear interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, ranging between 0.25% and 1.00%, and in the case of adjusted LIBOR rate loans, ranging between 1.25% and 2.00%. The applicable margin is based on a total leverage based pricing grid. Fees to revolving lenders under the Amended Credit Agreement, including fees in respect of the Incremental Revolving Commitments, include (i) commitment fees, based on a percentage of the daily unused portions of the facility, ranging from 0.15% to 0.30% and (ii) customary letter of credit fees.
As consideration for the Amendment, the Company paid to each lender under the Existing Credit Agreement a consent fee equal to 0.05% of the aggregate principal amount of the commitments and outstanding loans held by such lender immediately prior to the Closing Date.
The credit facilities under the Amended Credit Agreement, including the incremental facilities described herein, will mature on May 9, 2022. The Incremental Term Loans and Term A Loans amortize at a rate equal to 0% per annum during the first and second years after the initial funding date of May 9, 2016, 5% per annum during the third and fourth years after the initial funding date and 10% per annum during the fifth and sixth years after the initial funding date, with the balance due at maturity.
Fees incurred to secure the Amended Credit Agreement have been deferred and will be amortized over the term of the arrangement.
The Amendment also makes certain additional modifications to the terms of the Existing Credit Agreement and related loan documents, including an increase of the maximum consolidated total leverage ratio permitted thereunder from 3.75 to 1.00 to 4.00 to 1.00 (which may be increased to 4.50 to 1.00 under certain circumstances). We were in compliance with all covenants at September 30, 2017.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 11: Equity
The changes in equity are as follows:

	Ingevity Stockholders' Equity
	Common Stock
In millions, except per share data	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total
Balance at December 31, 2016	42.1	$0.4	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
Net income (loss)	—	—	—	84.9	—	—	12.3	97.2
Other comprehensive income (1)	—	—	—	—	6.1	—	—	6.1
Common stock issued - compensation plans	—	—	—	—	—	(0.9)	—	(0.9)
Noncontrolling interest distributions	—	—	—	—	—	—	(8.2)	(8.2)
Stock-based compensation expense	—	—	7.4	—	—	—	—	7.4
Repurchases of Common Stock	—	—	—	—	—	(2.6)	—	(2.6)
Balance at September 30, 2017	42.1	$0.4	$137.3	$100.9	$(12.9)	$(3.8)	$11.7	$233.6
_______________

(1)	See Condensed Consolidated Statements of Comprehensive Income (Loss)

Noncontrolling interest
The following table illustrates the noncontrolling interest activity for the periods presented:

In millions	Noncontrolling interest
Balance at December 31, 2016 and 2015, respectively	$7.6	$3.8
Net income (loss) attributable to noncontrolling interest	12.3	6.6
Noncontrolling interest distributions	(8.2)	(3.6)
Balance at September 30, 2017 and 2016, respectively	$11.7	$6.8

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
During the three and nine months ended September 30, 2017, we repurchased 30,600 shares and 43,000 shares of our common stock at a weighted average cost per share of $59.29 and $58.88, respectively. At September 30, 2017, $97.5 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Condensed Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 12: Transactions with WestRock and related-parties
For periods prior to May 15, 2016, these Condensed Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Condensed Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Condensed Consolidated Financial Statements. Such amounts are included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
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
The Condensed Consolidated Statements of Operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Cost of sales	$—	$—	$—	$5.7
Selling, general and administrative expenses	—	—	—	6.5
Interest expense, net	—	—	—	7.2
Total allocated cost (1)	$—	$—	$—	$19.4
_____________

(1)
Allocated costs represent costs necessary to support Ingevity's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, we purchased certain raw materials from WestRock that were included in cost of sales. Purchases for the nine months ended September 30, 2016 was $20.1 million.
Subsequent to May 15, 2016, Ingevity was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our Condensed Consolidated Statement of Operations. Purchases of products from WestRock businesses are reflected as inventory in our Condensed Consolidated Balance Sheet and prior to payment reflected as accounts payable in our Condensed Consolidated Balance Sheet. Our ongoing relationship with WestRock is governed by the Separation Agreements, including the long-term supply agreement for CTO. Under this agreement, based on WestRock’s current output, we will source approximately 45 percent to 55 percent of our CTO requirements for the maximum operating rates of our facilities. As further described in Note 1, the Separation Agreements govern the relationship between Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the day of

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Separation, we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party. This amount was paid to WestRock in 2016.
Note 13: Pension and post-retirement benefits
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Condensed Consolidated Financial Statements as though Ingevity participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans for the nine months ended September 30, 2016 was $3.2 million.
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
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Components of net periodic benefit cost (income):
Service cost (1)	$0.3	$0.3	$0.8	$0.4
Interest cost (2)	0.2	0.2	0.6	0.3
Expected return on plan assets (2)	(0.2)	(0.3)	(0.6)	(0.4)
Net periodic benefit cost (income) (3)	$0.3	$0.2	$0.8	$0.3
_______________

(1)	Included in "Cost of sales" on the Condensed Consolidated Statements of Operations.

(2)	Included in "Other (income) expense, net" on the Condensed Consolidated Statements of Operations.

(3)	Net periodic benefit cost for Other post-retirement benefit plans was zero for the three and nine months ended September 30, 2017 and 2016.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the nine months ended September 30, 2017. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2017, and we currently have no plans to make any voluntary cash contributions in 2017.
Note 14: Separation costs
In connection with the Separation as further described in Note 1 and Note 2, we incurred pre-tax separation costs as shown in the table below. Prior to the Separation, these costs were primarily related to third-party professional fees associated with separation activities and one-time costs of new hires specifically required to separate and stand up Ingevity. Post-Separation, these costs represent legal, information technology and other advisory fees to transition from a division of WestRock to a stand-alone public company.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Separation costs	$0.2	$2.5	$0.7	$13.6

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 15: Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on our operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net our Condensed Consolidated Statement of Operations. These costs are excluded from our operating segment results.
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
Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$—	$2.0	$1.3	$6.5
Asset write-downs (2)	—	30.2	—	30.6
Other (income) charges, net (3)	0.1	0.5	2.2	1.2
Total restructuring and other (income) charges, net	$0.1	$32.7	$3.5	$38.3
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million, in severance and other employee-related costs in the nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017, we also recorded $0.1 million and $2.2 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016 (see 2016 activities below). We expect less than $0.1 million of additional exit and disposal costs associated with the Palmeira site shutdown during the remainder of 2017.
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, the Company recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $2.0 million.
During the first quarter of 2016, the Company announced the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. The Company recorded $0.5 million of additional miscellaneous exit costs associated with the closure during the three months ended September 30, 2016. Additionally, during the nine months ended September 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Also during the first quarter of 2016, we announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and nine months ended September 30, 2016 we recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three and nine months ended September 30, 2016 (related to the Performance Chemicals segment).

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2016 (1)	Reserve (2)	Payments	Other (3)	9/30/2017 (1)
Restructuring Reserves	$2.2	3.5	(5.2)	(0.3)	$0.2
_______________

(1)	Included in "Accrued Expenses" on the Condensed Consolidated Balance Sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 16: Income Taxes
For the three and nine months ended September 30, 2017 and 2016, the effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective tax rate	30.3%	146.7%	31.6%	54.5%
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

The below tables provide a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2017			2016
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$55.1	$16.7	30.3%	$10.5	$15.4	146.7%

Discrete items:
Separation costs (1)	0.2	0.1		2.5	0.9
Restructuring & other (income) charges	0.1	0.1		32.7	—
Acquisition costs	4.1	1.5		—	—
Results of legal entities with full valuation allowances (2)	0.5	—		3.3	—
Other tax only discrete items	—	0.1		—	—
Total discrete items	4.9	1.8		38.5	0.9

Consolidated operations, before discrete items	$60.0	$18.5		$49.0	$16.3
Quarterly effect of changes in the EAETR			30.8%			33.3%
_______________

(1)	Separation costs are classified as deductible or non-deductible for income tax purposes and are primarily taxed at domestic tax rates, see Note 14 for more information on the costs incurred.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

	Nine Months Ended September 30,
	2017			2016
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$142.1	$44.9	31.6%	$71.9	$39.2	54.5%

Discrete items:
Separation costs (1)	0.7	0.3		13.6	3.2
Restructuring & other (income) charges	3.5	0.7		38.3	1.1
Acquisition costs	4.1	1.5		—	—
Results of legal entities with full valuation allowances (2)	2.0	—		6.1	—
Other tax only discrete items	—	(0.3)		—	(0.2)
Total discrete items	10.3	2.2		58.0	4.1

Consolidated operations, before discrete items	$152.4	$47.1		$129.9	$43.3
EAETR (3)			30.9%			33.3%
_______________

(1)	Separation costs are classified as deductible or non-deductible for income tax purposes and are primarily taxed at domestic tax rates, see Note 14 for more information on the costs incurred.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)
The decrease in the EAETR for the nine months ended September 30, 2017, as compared to September 30, 2016 is primarily due to an increase in forecasted profits from our 70 percent owned joint venture and income mix between domestic and foreign subsidiaries. Our 70 percent owned joint venture is a limited liability company which is treated as a "pass through" entity for tax purposes. Although we consolidate 100 percent of the joint venture, only 70 percent of the earnings are included in the calculation of Ingevity's provision for income taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

Note 17: Commitments and contingencies

Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
Note 18: Segment information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net sales
Performance Materials	$85.4	$79.4	$258.3	$223.7
Performance Chemicals	178.7	173.0	484.6	473.7
Total net sales (1)	264.1	252.4	742.9	697.4

Segment operating profit (2)
Performance Materials	29.3	27.8	89.5	84.7
Performance Chemicals	33.4	21.7	70.2	53.3
Total segment operating profit (1)	62.7	49.5	159.7	138.0

Separation costs (3)	(0.2)	(2.5)	(0.7)	(13.6)
Restructuring and other income (charges) (4)	(0.1)	(32.7)	(3.5)	(38.3)
Acquisition costs (5)	(4.1)	—	(4.1)	—
Interest expense, net	(3.2)	(3.8)	(9.3)	(14.2)
Provision for income taxes	(16.7)	(15.4)	(44.9)	(39.2)
Net income (loss) attributable to noncontrolling interest	(4.6)	(2.3)	(12.3)	(6.6)
Net income (loss) attributable to Ingevity stockholders	$33.8	$(7.2)	$84.9	$26.1
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges, separation costs, acquisition costs and net income (loss) attributable to noncontrolling interest.

(3)	See Note 14 within these condensed consolidated financial statements for more information on separation costs.

(4)
For the three and nine months ended September 30, 2017, the charges related to Performance Chemicals were: $0.1 million and $3.5 million, respectively. For the three and nine months ended September 30, 2016, the charges related to Performance Chemicals were $32.7 million and $37.5 million, respectively, and Performance Materials were zero and $0.8 million, respectively.

(5)
Charges primarily related to legal and professional fees incurred associated with the planned acquisition of GP's Pine Chemical Business. See Note 5 within these condensed consolidated financial statements for more information.

Note 19: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and the three months ended September 30, 2016 was based on the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for basic and diluted earnings per share for the nine months ended September 30, 2016 was based

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2017
(Unaudited)

on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period beginning after the Distribution Date. The calculation of diluted net income per share excludes all anti-dilutive common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (except share and per share data)	2017	2016	2017	2016
Net income (loss) attributable to Ingevity stockholders	$33.8	$(7.2)	$84.9	$26.1

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$0.80	$(0.17)	$2.01	$0.62
Diluted earnings (loss) per share	0.79	(0.17)	2.00	0.62

Shares: (2)
Weighted average number of shares of common stock outstanding - Basic	42,139	42,103	42,137	42,103
Weighted average additional shares assuming conversion of potential common shares	410	—	383	86
Shares - diluted basis	42,549	42,103	42,520	42,189
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and the three months ended September 30 2016 is calculated using the weighted average number of common shares outstanding for the period. Basic and diluted earnings (loss) per share for the nine months ended September 30, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Average number of potential common shares - antidilutive	93	125	94	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s financial condition and results of operations (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•
we are exposed to risks related to our planned acquisition of Georgia Pacific's pine chemical business (the "Acquisition") including the risks related to the satisfaction of the conditions to closing the Acquisition (including the failure to obtain necessary regulatory approvals) in the anticipated time frame or at all, risks that the expected benefits from the proposed acquisition will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, and the risk of significant transaction costs and unknown or understated liabilities;

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

Overview
Ingevity Corporation ("Ingevity," the "Company," "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. Ingevity participates in attractive, higher growth sectors of the global specialty chemicals industry. Our specialty chemicals products serve as critical inputs used in a variety of high performance applications, primarily in three product families: pavement technologies, oilfield technologies and industrial specialties. We are also the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats, with over 750 million units installed globally over the 30-year history of this business. We report in two business segments, Performance Materials and Performance Chemicals.
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
On August 22, 2017, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Georgia-Pacific Chemicals LLC, Georgia-Pacific LLC (together with Georgia-Pacific Chemicals LLC, "GP") and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, to purchase substantially all the assets primarily used in GP's pine chemical business (the "Pine Chemical Business"), including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products.
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. We intend to finance the Acquisition through our amended credit facility described in Note 10 within the condensed consolidated financial statements. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.

Separation and Distribution
On May 15, 2016 (the "Distribution Date"), we completed the previously announced separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT."

Results of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net sales	$264.1	$252.4	$742.9	$697.4
Cost of sales	170.9	172.0	489.2	479.3
Gross profit	93.2	80.4	253.7	218.1
Selling, general and administrative expenses	26.2	25.2	78.5	70.8
Research and technical expenses	4.8	3.9	14.6	13.2
Separation costs	0.2	2.5	0.7	13.6
Restructuring and other (income) charges, net	0.1	32.7	3.5	38.3
Acquisition costs	4.1	—	4.1	—
Other (income) expense, net	(0.5)	1.8	0.9	(3.9)
Interest expense, net	3.2	3.8	9.3	14.2
Income before income taxes	55.1	10.5	142.1	71.9
Provision for income taxes	16.7	15.4	44.9	39.2
Net income (loss)	38.4	(4.9)	97.2	32.7
Less: Net income (loss) attributable to noncontrolling interest	4.6	2.3	12.3	6.6
Net income (loss) attributable to Ingevity stockholders	$33.8	$(7.2)	$84.9	$26.1
Net sales and Gross profit
The table below shows the 2017 net sales and percentage variances from 2016:

In millions	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$264.1	5%	—%	2%	3%
Net sales - nine months ended September 30	$742.9	7%	—%	(2)%	9%
Three Months Ended September 30, 2017 vs. 2016
Net sales increase of $11.7 million in 2017 was primarily driven by favorable volume gains of $8.3 million (three percent of sales) and favorable pricing and product mix of $3.1 million (two percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. Additionally, favorable foreign currency exchange impacted Net sales by $0.3 million.
Increased gross profit of $12.8 million was driven primarily by favorable sales volume contributing $6.8 million of additional gross profit, pricing and product mix of $4.0 million, manufacturing productivity of $1.9 million, and favorable foreign exchanges of $0.1 million.
Nine Months Ended September 30, 2017 vs. 2016
Net sales increased $45.5 million in 2017 driven by favorable volume of $59.7 million (nine percent of sales) partially offset by unfavorable pricing and product mix of $12.0 million (two percent of sales) in addition to unfavorable foreign currency exchange of $2.2 million, all of which were driven by both operating segments.
Increased gross profit of $35.6 million was driven primarily by favorable sales volume contributing $25.7 million of additional gross profit and favorable manufacturing productivity of $19.6 million. Manufacturing productivity was primarily driven by lower raw material pricing in Performance Chemicals. These favorable operating results were partially offset by a decrease of $7.3 million due to unfavorable pricing and product mix and $2.4 million of unfavorable foreign currency exchange.
Selling, general and administrative expenses
Three Months Ended September 30, 2017 vs. 2016
Selling, general and administrative ("SG&A") expenses increased $1.0 million in 2017 compared to 2016. SG&A expenses as a percentage of Net sales remained flat period over period at 10.0 percent.
Nine Months Ended September 30, 2017 vs. 2016
SG&A expenses increased $7.7 million in 2017 compared to 2016. SG&A as a percentage of Net sales increased from 10.2 percent to 10.6 percent.  The increase in SG&A is primarily due to higher incentive compensation costs driven by the improvements in gross profit as compared to the prior period. Increased gross profit translates into higher Adjusted EBITDA which is our primary metric for incentive-based compensation. Adjusted EBITDA is defined under the section entitled "Use of Non-GAAP Financial Measures" within this MD&A.
Research and technical expenses
Three and Nine Months Ended September 30, 2017 vs. 2016
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing from 1.5 percent to 1.8 percent for the three months ended September 30, 2017 compared to 2016 and from 1.9 percent to 2.0 percent for the nine months ended September 30, 2017 compared to 2016.
Separation costs
Three and Nine Months Ended September 30, 2017 vs. 2016
Separation costs represents legal, information technology, and other advisory fees to transition from a division of WestRock to a stand-alone public company. See Note 14 within the Condensed Consolidated Financial Statements for more information.

Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2017 vs. 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Restructuring and other (income) charges, net
Severance and other employee-related costs (1)	$—	$2.0	$1.3	$6.5
Asset write-downs (2)	—	30.2	—	30.6
Other (income) charges, net (3)	0.1	0.5	2.2	1.2
Total restructuring and other (income) charges, net	$0.1	$32.7	$3.5	$38.3
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million in severance and other employee-related costs in the nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017, we also recorded $0.1 million and $2.2 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016 (see 2016 activities below). We expect less than $0.1 million of additional exit and disposal costs associated with the Palmeira site shutdown during the remainder of 2017.
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, the Company recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $2.0 million.
During the first quarter of 2016, the Company announced the closure of the Performance Chemicals' derivatives operation in Duque De Caxias, Rio de Janeiro, Brazil. The Company recorded $0.5 million of additional miscellaneous exit costs associated with the closure during the three months ended September 30, 2016. Additionally, during the nine months ended September 30, 2016, the Company recorded a $0.1 million impairment charge on fixed assets and $1.8 million in severance and other employee-related costs.
Also during the first quarter of 2016, we announced a company-wide restructuring to better align our workforce in light of changing macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our locations. As a result, during the three and nine months ended September 30, 2016 we recorded severance and other employee-related charges of zero and $2.7 million, respectively ($1.9 million related to the Performance Chemicals segment and $0.8 million related to the Performance Materials segment). The Company also recorded a $0.3 million impairment charge on fixed assets in the three and nine months ended September 30, 2016 (related to the Performance Chemicals segment).

Acquisition costs
Three and Nine Months Ended September 30, 2017 vs. 2016
Acquisition costs of $4.1 million and zero for the three and nine months ended September 30, 2017 and 2016, respectively, were charges incurred in connection with the planned acquisition of GP's Pine Chemical Business. See Note 5 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Nine Months Ended September 30, 2017 vs. 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Foreign currency exchange (income) loss (1)	$(0.2)	$0.9	$1.4	$(3.9)
Royalty and sundry (income) loss (2)	(0.2)	—	(0.6)	(0.9)
Other (income) expense, net	(0.1)	0.9	0.1	0.9
Total Other (income) expense, net	$(0.5)	$1.8	$0.9	$(3.9)
_______________

(1)
Income in the nine months ended September 30, 2016 was primarily due to unrealized foreign currency exchange gains associated with intercompany loans of $3.7 million (Performance Materials: $1.1 million and Performance Chemicals: $2.6 million).

(2)	Primarily represents royalty income for technology licensing.

Interest expense, net
Three and Nine Months Ended September 30, 2017 vs. 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Allocated interest expense from WestRock	$—	$—	$—	$7.2
Interest expense on capital lease obligations	1.5	1.5	4.6	4.6
Interest expense associated with our Facilities (1)	2.7	2.8	8.3	4.4
Interest income associated with our Restricted investment	(0.4)	(0.5)	(1.5)	(0.7)
Capitalized interest	(1.0)	—	(2.8)	(1.6)
Other interest expense, net	0.4	—	0.7	0.3
Total Interest expense, net	$3.2	$3.8	$9.3	$14.2
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information on our Facilities.

Provision for income taxes
Three Months Ended September 30, 2017 vs. 2016
Our effective tax rate was 30.3% and 146.7% for the three months ended September 30, 2017 and 2016, respectively. Excluding discrete items, the effective rate was 30.8% compared to 33.3% for the three months ended September 30, 2017 and 2016, respectively. Our interim tax position is determined using an estimated annual effective tax rate methodology, and as result, changes quarter to quarter are better understood by reviewing the year-to-date effective tax rate drivers. A more detailed description of the change and drivers to the change in the effective tax rate is included in the year-to-date section and in Note 16 to the Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2017 vs. 2016
Our effective tax rate was 31.6% and 54.5% for the nine months ended September 30, 2017 and 2016, respectively. The primary contributors to the change in the effective tax rate are due to a reduction in separation costs and a restructuring charge of $32.2 million associated with the prior year exit of our refinery operations in Palmeira, Santa Catarina, Brazil that took place in the third quarter of 2016. Excluding discrete items, the effective rate was 30.9% compared to 33.3% for the nine months ended September 30, 2017 and 2016, respectively. A more detailed description of the change and drivers to the change in the effective tax rate is included in Note 16 to the Condensed Consolidated Financial Statements.

Net income (loss) attributable to noncontrolling interest
Three and Nine Months Ended September 30, 2017 vs. 2016
Net income (loss) attributable to noncontrolling interest was $4.6 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively and $12.3 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the "Segment Operating Results" section for further discussion of the segment’s performance.

Net income (loss) attributable to Ingevity stockholders
Three Months Ended September 30, 2017 vs. 2016
Net income (loss) attributable to Ingevity stockholders increased $41.0 million from 2016 to 2017 primarily driven by a $32.6 million reduction of Restructuring and other (income) charges, higher gross profit recognized in both of our segments, and a change in Other (income) expense of $2.3 million. Refer to the "Segment Operating Results" section below for a discussion of changes in segment performance.
Nine Months Ended September 30, 2017 vs. 2016
Net income (loss) attributable to Ingevity stockholders increased $58.8 million from 2016 to 2017 primarily driven by a $34.8 million reduction of Restructuring and other (income) charges, higher gross profit recognized in both of our segments, and lower Interest expense of $4.9 million. Refer to the "Segment Operating Results" section below for a discussion of changes in segment performance.
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
Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$85.4	$79.4	$258.3	$223.7
Segment operating profit	$29.3	$27.8	$89.5	$84.7
Comparison of Three and Nine Months Ended September 30, 2017 vs. 2016

Performance Materials (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$85.4	8%	(1)%	—%	9%
Net sales - nine months ended September 30	$258.3	15%	(1)%	(2)%	18%
Three Months Ended September 30, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $85.4 million and $79.4 million for the three months ended September 30, 2017 and 2016, respectively. The sales increase in 2017 was primarily driven by $7.0 million (nine percent of sales) in volume improvements in automotive carbon due to increased vehicle content due to regulatory adoption and the shift toward higher content vehicles in the North American automotive market. These gains were partially offset by $0.3 million of unfavorable pricing and product mix and $0.7 million (one percent of sales) of unfavorable foreign currency exchange.
Segment operating profit for the Performance Materials segment was $29.3 million and $27.8 million for the three months ended September 30, 2017 and 2016, respectively. Segment operating profit increased $1.5 million primarily due to $4.1 million in favorable volume in the automotive carbon application, $0.6 million of favorable pricing and product mix, and $1.8 million in favorable foreign currency exchange impacts. This increase was partially offset by $4.5 million in higher production costs and higher operating costs associated with increased production and higher SG&A and research and technical costs of $0.5 million.
Nine Months Ended September 30, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $258.3 million and $223.7 million for the nine months ended September 30, 2017 and 2016, respectively. The sales increase in 2017 was primarily driven by $41.0 million (18 percent of sales) in volume improvements in automotive carbon due to increased vehicle content due to regulatory adoption and the shift toward higher content vehicles in the North American automotive market, partially offset by $3.9 million (two percent of sales) in unfavorable pricing and mix, and $2.5 million (one percent of sales) of unfavorable foreign currency exchange.
Segment operating profit for the Performance Materials segment was $89.5 million and $84.7 million for the nine months ended September 30, 2017 and 2016, respectively. Segment operating profit increased $4.8 million primarily due to $18.0 million in favorable volume in the automotive carbon application. The favorable volume was partially offset by $5.1 million in higher production costs and higher operating costs associated with increased production, higher SG&A and research and technical costs of $5.9 million, and $2.2 million in unfavorable foreign currency exchange impacts in 2017 as compared to 2016. The negative foreign currency impacts were partially due to unrealized foreign currency exchange gains associated with intercompany loans in 2016.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net sales
Pavement Technologies product line	$64.5	$54.4	$137.2	$129.2
Oilfield Technologies product line	20.3	15.5	58.1	43.2
Industrial Specialties product line	93.9	103.1	289.3	301.3
Total Performance Chemicals - Net sales	$178.7	$173.0	$484.6	$473.7

Segment operating profit	$33.4	$21.7	$70.2	$53.3
Comparison of Three and Nine Months Ended September 30, 2017 vs. 2016

Performance Chemicals (In millions)	2017	Percentage change vs. prior year	Currency effect	Price/Mix	Volume
Net sales - three months ended September 30	$178.7	3%	—%	2%	1%
Net sales - nine months ended September 30	$484.6	2%	—%	(2)%	4%
Three Months Ended September 30, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $178.7 million and $173.0 million for the three months ended September 30, 2017 and 2016, respectively. The sales increase was driven by favorable volume of $1.5 million (one percent of sales) driven by pavement technologies ($7.7 million) and oilfield technologies ($4.4 million), partially offset by unfavorable volume in industrial specialties ($10.6 million). Also driving the sales increase was $3.4 million of favorable pricing and product mix (two percent of sales) in oilfield technologies ($0.4 million), pavement technologies products ($2.3 million), and industrial specialties ($0.7 million). The sales increase was also driven by $0.8 million of favorable foreign currency exchange.
Segment operating profit for the Performance Chemicals segment was $33.4 million and $21.7 million for the three months ended September 30, 2017 and 2016, respectively. Segment operating profit increased by $11.7 million primarily due to $2.6 million in favorable volume, $3.5 million of favorable pricing and product mix, and $7.6 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by lower raw material pricing and the cost reduction initiatives implemented in 2016. These favorable operating results were partially offset by $1.4 million in higher SG&A and research and technical costs, as well as unfavorable foreign currency exchange of $0.6 million.
Nine Months Ended September 30, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $484.6 million and $473.7 million for the nine months ended September 30, 2017 and 2016, respectively. The sales increase was primarily driven by favorable volume of $18.7 million (four percent of sales) driven by oilfield technologies ($20.7 million) and pavement technologies ($4.8 million) partially offset by unfavorable volume in industrial specialties ($6.8 million). These favorable volumes were partially offset by $8.0 million of unfavorable pricing and product mix (two percent of sales) in certain industrial specialties ($5.3 million) and oilfield technologies ($5.9 million) products due to competitive pricing pressure slightly offset by favorable pricing and mix in pavement technologies ($3.2 million). The sales increase was also driven by $0.2 million of favorable foreign currency exchange.
Segment operating profit for the Performance Chemicals segment was $70.2 million and $53.3 million for the nine months ended September 30, 2017 and 2016, respectively. Segment operating profit increased by $16.9 million primarily due to $7.6 million in favorable volume and $25.6 million due to favorable manufacturing productivity. Manufacturing productivity was favorably impacted by lower raw material pricing and the cost reduction initiatives implemented in 2016. These favorable operating results were partially offset by $7.3 million of unfavorable pricing and product mix, $3.5 million in higher SG&A and research and technical costs and $5.5 million of unfavorable foreign currency exchange primarily due to unrealized foreign currency exchange gains associated with intercompany loans in 2016.
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
Ingevity uses the following non-GAAP measures: Adjusted EBITDA and Segment EBITDA. Adjusted EBITDA is defined as net income plus provision for income taxes, interest expense, depreciation and amortization, separation costs, acquisition costs and restructuring and other (income) charges, net. Segment EBITDA is defined as segment operating profit plus depreciation and amortization.
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

Reconciliation of Net Income to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net income (GAAP)	$38.4	$(4.9)	$97.2	$32.7
Provision for income taxes	16.7	15.4	44.9	39.2
Interest expense	3.2	3.8	9.3	14.2
Depreciation and amortization	10.0	10.1	30.4	28.4
Separation costs	0.2	2.5	0.7	13.6
Restructuring and other (income) charges	0.1	32.7	3.5	38.3
Acquisition costs	$4.1	$—	$4.1	$—
Adjusted EBITDA (Non-GAAP)	$72.7	$59.6	$190.1	$166.4
Adjusted EBITDA
Three Months Ended September 30, 2017 vs. 2016
Adjusted EBITDA was $72.7 million and $59.6 million for three months ended September 30, 2017 and 2016, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Nine Months Ended September 30, 2017 vs. 2016
Adjusted EBITDA was $190.1 million and $166.4 million for nine months ended September 30, 2017 and 2016, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Segment operating profit (GAAP)	$29.3	$27.8	$89.5	$84.7
Depreciation and amortization	4.9	4.7	14.9	11.6
Segment EBITDA (Non-GAAP)	$34.2	$32.5	$104.4	$96.3

Performance Chemicals	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Segment operating profit (GAAP)	$33.4	$21.7	$70.2	$53.3
Depreciation and amortization	5.1	5.4	15.5	16.8
Segment EBITDA (Non-GAAP)	$38.5	$27.1	$85.7	$70.1
Performance Materials
Three Months Ended September 30, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $34.2 million and $32.5 million for the three months ended September 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Nine Months Ended September 30, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $104.4 million and $96.3 million for the nine months ended September 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended September 30, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $38.5 million and $27.1 million for the three months ended September 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Nine Months Ended September 30, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $85.7 million and $70.1 million for the nine months ended September 30, 2017 and 2016, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Total Company Outlook and Fiscal Year 2017 Guidance
We expect to deliver fiscal year 2017 Net sales of between $945 million to $955 million. For revenue, favorable volume in Performance Materials and in certain Performance Chemicals applications are expected to be partially offset by negative pricing pressure in Performance Chemicals industrial specialties and oilfield technologies applications as compared to prior year.
We expect to deliver fiscal year 2017 Adjusted EBITDA of between $227 million to $232 million. 2017 Adjusted EBITDA is expected to grow in the low double digit range as compared to prior year. This is driven by volume improvement due to growth in our higher margin Performance Materials and Performance Chemicals pavement technologies and oilfield technologies applications, favorable year over year CTO costs, partially offset by continued pricing pressure in oilfield technologies and industrial specialties. Some risks to the 2017 outlook include reductions in U.S. light vehicle sales from the 2016 record, higher non-CTO raw materials costs associated with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016/2017 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2016, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and increased volume and pricing pressure in industrial specialties. A reconciliation of Net Income to Adjusted EBITDA as projected for 2017 is not provided because we do not forecast Net Income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net Income. These components include additional costs associated with the separation from WestRock, further restructuring and other income or charges, and acquisition related charges in connection with the planned acquisition of GP's Pine Chemical Business as well as the related tax impacts of these items. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, and incur acquisition-related costs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2017, our available capacity under our revolving credit facility is $548.2 million.
Prior to the Separation, cash flow provided by operations had historically been transferred to WestRock to support its overall cash management strategy. Transfers of cash to and from WestRock prior to the Separation have been reflected in Net Parent Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Stockholders' Equity.
Cash and cash equivalents totaled $70.2 million at September 30, 2017. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at September 30, 2017 included $47.6 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.
Other Potential Liquidity Needs
GP's Pine Chemical Business
On August 22, 2017, we entered into an Asset Purchase Agreement with GP and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, to purchase substantially all the assets primarily used in GP's Pine Chemical Business, including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products.
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. We intend to finance the Acquisition through our amended credit facility described in Note 10 within the condensed consolidated financial statements.
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
Capital Expenditures
Projected 2017 capital expenditures are expected to be $55 million to $60 million.

Credit Agreement Amendment
On August 21, 2017, we entered into an Incremental Facility Agreement and Amendment No. 1 (the "Amendment") to our Credit Agreement, dated as of March 7, 2016. The Amendment established incremental term loan commitments in the aggregate principal amount of $75.0 million and increased the revolving commitments under the existing Credit Agreement by $150.0 million. The Amendment also extended the maturity date for the loans and commitments under the existing Credit Agreement by one year, to May 9, 2022. The Credit Agreement Amendment was entered to consummate the planned acquisition of GP's Pine Chemical Business.
Cash flow comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
In millions	2017	2016
Net cash provided (used) by operating activities	$133.6	$74.1
Net cash provided (used) by investing activities	(42.0)	(106.7)
Net cash provided (used) by financing activities	(49.9)	28.5
Cash flows provided (used) by operating activities
During the first nine months of 2017, cash flow provided by operations increased primarily due to higher net income partially offset by working capital increases compared to 2016. Working capital increases in the first nine months of 2017 when compared to the first nine months of 2016 are primarily driven by increases in accounts receivable. Below provides a description of the changes to working capital during 2017 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	September 30, 2017	December 31, 2016
Cash and cash equivalents	$70.2	$30.5
Accounts receivable, net	109.6	89.8
Inventories, net	154.5	151.2
Prepaid and other current assets	22.5	23.7
Total current assets	$356.8	$295.2
Current assets as of September 30, 2017 increased $61.6 million compared to December 31, 2016 primarily due to increases in accounts receivable. Accounts receivable, net as of September 30, 2017 increased $19.8 million consistent with the higher revenues in the quarter ended September 30, 2017 compared to the quarter ended December 31, 2016. Cash and cash equivalents increased $39.7 million while Inventories, net also increased by $3.3 million.

In millions	September 30, 2017	December 31, 2016
Accounts payable	$83.7	$79.2
Accrued expenses	20.5	19.3
Accrued payroll and employee benefits	32.8	25.6
Current maturities of long-term debt	4.7	7.5
Income taxes payable	9.2	5.3
Total current liabilities	$150.9	$136.9

Current liabilities as of September 30, 2017 increased by $14.0 million compared to December 31, 2016 primarily driven by increases in accounts payable, accrued payroll and employee benefits and income taxes payable partially offset by decreases in current maturities of long-term debt.
Cash flows provided (used) by investing activities
The cash used in investing activities each period is typically driven by capital expenditures. In the nine months ended September 30, 2017 and 2016, capital spending included base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of an activated carbon manufacturing facility in China and a new Performance Chemicals derivative equipment in Charleston, South Carolina supporting the adhesives, pavement and oilfield markets. For the nine months ended September 30, 2016, cash used in investing activities was primarily related to $69.4 million invested in a trust. In accordance with the Separation Agreements, we used a portion of the proceeds from our debt borrowing to be held in a restricted trust. The trust, presented as restricted investment on our Consolidated and Combined Balance Sheet, was to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2017	2016
Maintenance	$24.6	$19.7
Safety, health and environment	4.2	4.8
Growth and cost improvement	10.0	12.8
Total capital expenditures	$38.8	$37.3
Cash flows provided (used) by financing activities
Cash used by financing activities in the nine months ended September 30, 2017 was $49.9 million and was driven by net repayments of $38.2 million (refer to Note 10 in the Condensed Consolidated Financial Statements for more information on our Revolving Credit and Term Loan Facility Amendment) and noncontrolling interest distributions of $8.2 million. Cash provided by financing activities in the nine months ended September 30, 2016 was $28.5 million and was driven by net borrowings of $428.7 million (refer to Note 10 in the Condensed Consolidated Financial Statements for more information) and an inflow from transactions with WestRock of $51.9 million offset by a distribution to WestRock at Separation of $448.5 million.
As WestRock managed Ingevity's cash and financing arrangements before the Separation, all excess cash generated through earnings was remitted to WestRock and all sources of cash were funded by WestRock prior to May 15, 2016.
Contractual Obligations
Information related to our contractual commitments at December 31, 2016 can be found in a table included within Part II, Item 7 of our 2016 Annual Report. There have been no material changes to our contractual commitments during the nine months ended September 30, 2017, except that the Company agreed to purchase the Pine Chemical Business for $315 million, subject to certain adjustments, which we expect to close in late 2017 subject to regulatory clearance and other closing conditions (refer to Note 4 of the Condensed Consolidated Financial Statements for more information).
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
•Impairment of long-lived assets
•Income taxes
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 16 percent of our net sales in the first nine months of 2017. Ingevity's significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During the three months ended September 30, 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the nine months ended September 30, 2017, would have changed our net sales and income before income taxes by approximately $6 million or one percent and $3 million or two percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $15 million and $16 million as of September 30, 2017 and December 31, 2016, respectively.
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

Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 14 percent of our cost of sales and 38 percent of our raw materials purchases for the first nine months of 2017. Pricing for CTO is subject to particular pricing pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the nine months ended September 30, 2017, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $7 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the nine months ended September 30, 2017. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the nine months ended September 30, 2017, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $1.1 million.
Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility, referred to as the Facilities, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2017 would increase our annual interest expense by approximately $3.8 million or 24 percent.
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

As of September 30, 2017, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 1A.    RISK FACTORS
Due to the proposed Acquisition of Georgia Pacific's Pine Chemical Business there have been changes to the risk factors described in Item 1A. “Risk Factors” in our 2016 Annual Report. For a complete discussion of the Company’s risk factors, you should carefully review the detailed discussions in the “Risk Factors” section in our 2016 Annual Report and the following additional risk factors:
Our planned acquisition of Georgia Pacific's Pine Chemical Business may not occur in the expected time frame, which may negatively affect the benefits we expect to obtain from the transaction and increase transaction costs, or may not occur at all.
We entered into an Asset Purchase Agreement, dated August 22, 2017 (the “Purchase Agreement”), with Georgia-Pacific Chemical LLC (the “Seller”), Georgia-Pacific LLC (“Seller Parent” and together with Seller, “GP”) and Ingevity Arkansas, LLC, a wholly-owned subsidiary of the Company, to purchase substantially all of the assets primarily used in GP's pine chemical business (the "Pine Chemical Business"), including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products (the “Acquisition”).
The Purchase Agreement contains customary representations, warranties, indemnities and closing conditions (including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, and receipt of other required antitrust approvals in certain foreign jurisdictions). The Acquisition is expected to close in late 2017, subject to the satisfaction of the closing conditions.
Completion of the Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the Purchase Agreement, including the receipt of certain governmental approvals. We and GP may not be able to satisfy the closing conditions; closing conditions beyond our or their control may not be satisfied or waived and the Acquisition may not be consummated by reason of failure to satisfy such conditions. If the Acquisition is not completed within the expected timeframe, such delay could result in additional transaction costs, termination fees, loss of revenue or other effects associated with uncertainty about the Acquisition.
We may not realize the growth opportunities and cost synergies that are anticipated from the Acquisition.
The benefits that are expected to result from the Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and the expected synergies derived from manufacturing optimization and lower logistic costs. Our success in realizing these growth opportunities and synergies, and the timing of this realization, depends on the successful integration of the Pine Chemical Business. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as the Pine Chemical Business. The process of integrating operations could cause an interruption of, or loss of momentum in, our and the Pine Chemical Business’ activities. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other aspects of our business, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate the Pine Chemical Business. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Even if we are able to integrate the Pine Chemical Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated timeframes or at all. For example, we may not be able to achieve the expected synergies from manufacturing optimization and lower logistics costs, or the associated costs may be greater than we expect. Any of these would offset the anticipated benefits from the planned Acquisition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. Below is a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASER OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1 - 31, 2017	7,600	$57.29	7,600	$435,383	$98,846,936
August 1 - 31, 2017	9,200	58.59	16,800	538,986	98,307,950
September 1 - 30, 2017	13,800	60.87	30,600	839,953	97,467,997
Total Q3 2017	30,600	$59.29	30,600	$1,814,322	$97,467,997
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
2.1*
Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

3.1*	Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed May 16, 2016).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37586) filed May 16, 2016).

10.1*
Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

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
Date: November 2, 2017