Form 10-K
period 2017-12-31
Ingevity Corp
filed 2018-02-28
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
843-740-2300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

	Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☒	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	☐	☒
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
☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2017, the aggregate market value of common stock held by non-affiliates of the Registrant was $2,410,730,737. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 42,075,186 shares of common stock, $0.01 par value, outstanding at February 26, 2018.

Documents Incorporated by Reference
Portions of the Company's 2018 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

Ingevity Corporation
Form 10-K

Index

PART I
Item 1. Business
General
Ingevity’s business originated as part of the operations of its initial parent company, Westvaco Corporation, a paper and packaging company, using co-products of the kraft pulping process, primarily crude tall oil ("CTO") and lignin, as well as hardwood sawdust. Ingevity has operated as a division of Westvaco Corporation and its corporate successors, including MeadWestvaco Corporation and WestRock Company, since 1964.
On May 15, 2016, we completed the separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT."
Ingevity Corporation was incorporated in Delaware on March 27, 2015. The address of Ingevity’s principal executive offices is 5255 Virginia Avenue, North Charleston, South Carolina 29406. Ingevity maintains a website at www.ingevity.com. Ingevity’s website and the information contained in or connected to the website will not be deemed to be incorporated in this document.
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "Ingevity", the "Company", "we", "us", or "our" means Ingevity Corporation and its consolidated subsidiaries and their predecessors. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission (SEC), and any amendments to those reports, are available on our website at www.ingevity.com as soon as practicable after we furnish such materials to the SEC. Apart from SEC filings, we also use our website to publish information, which may be important to investors, such as presentations to analysts. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Ingevity
Ingevity is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments: Performance Materials and Performance Chemicals.
Our Performance Materials segment consists of our automotive technologies and process purifications product families. Automotive technologies produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. Process purifications produces a number of activated carbon products for food, water, beverage and chemical purification applications. Our Performance Chemicals segment primarily addresses applications in three product families: pavement technologies, oilfield technologies and industrial specialties. Ingevity’s Performance Chemical products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, printing inks, adhesives, agrochemicals, and lubricants.
Our global engineering, technical, sales and application support teams closely collaborate with our customers, and, importantly, with their customers. With our deep technical expertise and experience in our customers’ applications and end markets, we have the capacity and flexibility to anticipate and respond to changing market conditions and customer demands and to develop proactive solutions that provide our customers, and therefore us, with a distinct competitive advantage. Additionally, the quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our resources towards their most profitable and attractive uses and geographies in response to changing market conditions.
The chart below illustrates our revenue by segment, product family and sales by geography in 2017. For more information about our U.S. and foreign operations, see Note 19 of Notes to the Consolidated Financial Statements.

Index

	Performance Materials	Performance Chemicals
Product Families	Carbon Technologies	Pavement Technologies	Oilfield Technologies	Industrial Specialties
Primary End Uses	Automotive gasoline vapor emissions control Process purification	Pavement preservation Adhesion promotion Warm mix asphalt technology	Well service additives Production and downstream chemicals	Adhesives Agrochemicals Lubricants Publication inks Industrial intermediates
Revenue	$349.3 million	$623.1 million
Sales are assigned to geographic areas based on location to which product was shipped to a third party.

Our Core Strengths
Ingevity is committed to continued value creation by focusing on its core strengths:
Leading Global Market Positions
We are a leader in the global pine chemicals industry, further distinguished by our focus on target markets that offer the potential for profitable growth, supported by long-term secular growth trends such as infrastructure preservation and development, innovation in unconventional oil exploration and production, and increasing global food production demands. Our products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, printing inks, adhesives, agrochemicals, and lubricants. The quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our differentiated products towards their most profitable and attractive uses and geographies.
Ingevity is the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. This business is expected to benefit from increasingly stringent vehicle emission standards worldwide that our products are designed and qualified to meet. The annual global sales of light duty vehicles (i.e., passenger and light

Index

commercial vehicles) that are powered with gasoline are forecast to grow from approximately 74 million to approximately 90 million vehicles, an increase of 22% from 2016 to 2026. Most of this growth is expected to occur outside of the United States and Canada in countries and regions where gasoline vapor emission standards significantly lag the modern, highly effective standards of the United States and Canada. This provides significant upside potential in addition to the already favorable macroeconomic growth trends of the global automotive industry.
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
Our Performance Chemical assets include multipurpose chemical reactors that are capable of manufacturing products of varying chemistries that can serve multiple markets. For example, in our South Carolina facility, the newest reactor that was commissioned in 2015 is capable of producing products for pavement, oilfield and adhesives applications, while our Louisiana assets can be redirected with relative ease among various applications including inks, adhesives, oilfield, and asphalt.
Deep Technical Expertise and Product Innovation Capability and Experience
We have deep technical expertise and market knowledge and insights, derived from customer relationships and research and development capabilities, that enable our ability to innovate. Innovation efforts are led and supported by our teams of technical experts and industry veterans, many of whom are considered the foremost experts in their fields, spread throughout our organization in key positions from product development to manufacturing to sales. Each of our business units has its own development and application laboratories that work in partnership with our customers to refine existing products and develop new innovative products that will drive value for Ingevity and our customers.
With our technical expertise and product innovation capability and experience, and by working closely with our customers, our technical experts offer application solutions that address our customers’ most difficult challenges. For example, when our road contractor customers vary the aggregate and/or asphalt to be used in a particular job mix, they call on our expertise to quickly reformulate the Ingevity additive chemistry needed for the revised mix, so that they can meet the original job specifications on time, regardless of the change. Our ability to swiftly understand and address our customers’ performance needs allows Ingevity to maintain and grow its partnerships with its customer base.
Unique Decades-Long Track Record of Automotive Carbon Products Meeting Emission Compliance Standards
Current U.S. Federal and California regulatory standards and the China 6 national standard, promulgated in December 2016, require that gasoline vapor control devices remain effective for the entire life of the vehicles on which they are installed. Ingevity has a substantial, decades-long track record of providing life-of-vehicle product performance in a properly designed gasoline vapor control system. Our capability to engineer very specific mesoporous carbons on a large commercial scale allows the system designers to minimize the system’s size based on our carbon’s ability to remain highly effective over a vehicle’s lifetime. Given the imperative for automotive manufacturers to produce vehicles capable of meeting these long-term requirements, or potentially face expensive recalls and unfavorable publicity, there is an increased risk to use the products of other producers who do not have a comparable, proven history and technical capability, particularly given the significant costs associated with non-compliance should a competitor’s product fail to maintain its effectiveness over vehicle lifetimes.
Global Manufacturing and Supply Chain Reach
We have a global reach that allows us to effectively service multinational customers through a combination of our manufacturing facilities located in the United States and China and local talent strategically placed around the globe. In addition, our technology centers located in the United States, China, Europe and India give us the ability to service our customers throughout these regions, and provide us with market insights that allow us to develop customized solutions for local and regional markets. Our global engineering, technical, sales and application support teams serve customers in approximately 70 countries.
This capability also allows us to take advantage of future market trends. For example, our oilfield technology business has in the past been primarily focused on the North American market. Our global reach allows us to pursue growth opportunities in oil and gas producing regions outside of the United States, particularly in the Middle East.

Index

Collaborative Customer and End User Relationships Drive Profitable Growth Opportunities
We take a partnership approach with our customers, investing resources to deeply understand their customers’ needs so that we can provide technologically advanced, tailored solutions that allow our customers to maintain a competitive advantage in the markets they serve. Our knowledge of our customers’ end markets provides us with insights that enable us to develop solutions that address opportunities or challenges and create value for our customers. For example, through our relationships with several automobile Original Equipment Manufacturers, or "OEMs" (often, our customers’ customer), we learned that certain vehicles were having trouble passing emissions certification tests based on a small amount of volatile organic compounds ("VOCs") migrating from the engine via the vehicles’ air intake systems. To address this issue, we developed several generations of activated carbon-based solutions, including activated carbon honeycombs and engineered activated carbon sheets, that manage these emissions while minimizing pressure drop in the air intake system-a key performance advantage to the OEMs. This drove demand for our product by addressing the needs of our customers’ customer. We believe this approach-driving demand for our products by developing solutions for our customers’ end markets-has been and will continue to be a significant driver of profitable growth.
Education of Government and Regulatory Bodies on Scientifically Based Policies and Specifications
Many of our customers are subject to increasing regulatory standards and mandates. For example, more stringent air quality standards drive reductions in automotive emissions or the use of recycled materials in the case of pavement technologies. With our technical expertise and experience, our teams are a valued resource and work directly with government and regulatory bodies, in support of our customers, as experts in their field to educate regulators about existing and innovative technologies that support their objectives or solve specific challenges. As the trend continues in mature and emerging markets towards more advanced solutions, we believe the ability to leverage our expertise to educate, advocate and promote sensible regulatory solutions will benefit our customers while driving incremental value within those markets. For example, Ingevity has globally recognized expertise in the highly specialized field of automotive gasoline vapor emissions. While tailpipe emissions on vehicles are well recognized, understood and regulated, gasoline vapor emissions from vehicles have been lightly regulated in many countries outside the United States and Canada. Our experts have educated authorities in other countries to help them understand and quantify the magnitude of these emissions and evaluate the highly effective solutions currently in use in the United States and Canada that can reduce these gasoline vapor emissions to “near zero” levels at a relatively low cost per vehicle.
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
Highly Engaged, Performance and Safety-Driven Culture
We have assembled a highly talented, collaborative, committed and creative team which drives the success of our business. We believe in empowerment and accountability and encourage our employees to think boldly. Our collective ambition is keenly focused on creating value for today and tomorrow. Further, we are committed to protecting human health and the environment while using resources in a responsible and sustainable manner: as a long-standing member of the American Chemistry Council ("ACC"), we subscribe to the Guiding Principles of the Responsible Care program-a global chemical industry performance initiative that is implemented in the United States through the ACC. Our ISO 9001, IATF 16949 and Responsible Care Certifications are internationally recognized measures of consistent superior performance and responsibility to health, safety, security and the environment.
Long-term Secured Raw Material Supply
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s existing (at the time of separation) kraft mills, subject to certain exceptions. This relationship with WestRock is strategically important to our Performance Chemicals business due to the limited supply of CTO globally, of which we believe a significant portion is already under long-term supply agreements with other consumers of CTO. We believe this incremental supply, under this long-term supply agreement with WestRock, in conjunction with other contracted sources of CTO, will allow us to serve expected customer demand.

Index

Our Plans for Additional Growth
We have a demonstrated history of profitable growth. Looking ahead, we believe we will continue our growth while maintaining our profitability by taking the following steps:

Expand Sales to Existing Customers and into New Geographies
We believe we are well positioned to organically expand our sales through a combination of continued global sales growth, leveraging our significant application knowledge to apply our existing products to new applications and capitalizing on the investments we have made in our global manufacturing sales, technical centers and distribution network. Our global reach allows us to effectively compete in new geographies, delivering proven innovative solutions where opportunities to apply our technologies exist. We continue to leverage our significant application knowledge and intimate customer relationships to target opportunities where we know our products perform and to create demand for our products by driving value for our customers.
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
We have a history of success in product development and differentiation. For example, our oilfield technologies business transitioned from providing basic tall oil fatty acid ("TOFA") to our customers to the development and marketing of specialized TOFA emulsifiers and corrosion inhibitors. We also grew our pavement technologies from asphalt chemicals into specialized additives used in ultra-thin paving technologies.
We believe that there is significant upside in further developing and expanding upon products produced from TOFA, displacing some of our lower margin business where we sell TOFA directly to certain customers. This will have the added benefit of improved insulation from the cyclical nature of the direct natural fats and oils market of which TOFA is a part. Over the next few years, our goal is to increase the portion of our sales of specialized, higher value products derived from TOFA, including addressing new markets or opportunities to upgrade TOFA into product categories where we might not participate today.
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
Innovate to Enable Our Customers to Adapt to Increasingly Stringent Regulatory Standards
We are a valued resource with government and regulatory agencies around the world, from California to China, including national, regional and local environmental regulatory bodies. We work directly with such bodies, in support of our customers, to help them develop sensible standards based on the availability of technological solutions that make such standards commercially achievable. As standards are adopted and become increasingly demanding, the products that can be used to achieve compliance with such standards become increasingly technologically complex to design and manufacture on a commercial level. Our ability to meet these complexities provides Ingevity with a distinctive commercial edge-as our customers in many applications depend on us to help them meet their compliance standards. We also work closely with automotive companies and their suppliers to ensure that they understand and can meet increasingly stringent vehicle emission standards.
Invest Organically and Selectively Pursue Acquisitions that Further Strengthen Our Product Portfolio
We plan to continue to invest capital organically in attractive cost reduction projects and in capacity expansions as necessary to meet demand growth. For example, in 2016, to meet the growing demand for our activated honeycomb products that

Index

help meet the U.S. and Canadian Low Emission Vehicle, or LEV III, and Tier 3 regulations, we began a capital expansion at our Purification Cellutions, LLC, Waynesboro, Georgia honeycomb extrusion joint venture facility that effectively doubled the capacity output by year end 2017. To support future demand for the China 6 regulation, we will be expanding activated carbon pellet extrusion capacity in Changshu, China and expect the capacity to come online in late 2018.  In 2018, we also expect to commence a brownfield expansion at our Covington, Virginia activated carbon facility in order meet the growing demand for the China 6 regulation. As demand for these products grows, we will continue to evaluate additional capacity expansion as needed.
In addition, we intend to pursue value-creating acquisitions, such as the acquisition of Georgia Pacific's Pine Chemicals business acquisition (which is described under “Pending Georgia Pacific's Pine Chemical Business Acquisition”), that represent attractive opportunities in our target markets as well as in high-value niche applications that complement our current product portfolio and capabilities. We continue to seek to add product lines and portfolios, as well as marketing and manufacturing alliances, that will play an important role in strengthening our leadership positions. We are evaluating acquisitions both domestically and globally.
Segments

Performance Materials
We engineer, manufacture and sell wood-based, chemically activated carbon products, produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. We are a global leader in automotive applications. In 2017, our Performance Materials segment generated net sales of $349.3 million and segment operating profit of $122.0 million. We also produce a number of other activated carbon products for food, water, beverage and chemical purification applications, to maximize the productivity of our manufacturing assets.
Our automotive carbon products capture gasoline vapor emissions that would otherwise be released into the atmosphere as VOCs, which contain hazardous air pollutants and can photochemically react to form ozone and secondary organic aerosols. These gasoline vapor emissions (which are distinct from tailpipe emissions) are released primarily (i) during refueling, (ii) when a vehicle is parked during the daytime, as a result of evaporation and expansion of vapors in the fuel tank in warmer daytime temperatures and (iii) as “running loss,” as a result of evaporation and expansion of vapors in the fuel tank from increased temperatures as a result of operation of the vehicle.
Our automotive carbon products are typically part of vehicle based gasoline vapor emissions control systems which can range from systems equipped with an approximately one liter carbon canister that captures one day of diurnal parking emissions, to more sophisticated Onboard Refueling Vapor Recovery (“ORVR”), running loss and multi-day diurnal parking systems with a two to three-liter carbon canister that is over 98% efficient. The captured gasoline vapors are largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive carbon products are part of a system that provides for both environmental control and energy recovery. We estimate that our products collectively prevented over 20,000 metric tons of VOC emissions each day from being lost to the atmosphere and returned the equivalent of 8 million gallons of gasoline each day to supplementary power vehicles.
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. While tailpipe emissions on vehicles are well recognized, understood and regulated, gasoline vapor emissions from vehicles have been lightly regulated in many countries outside the United States and Canada. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations represents a low-cost, high-return opportunity to address their air quality issues. The annual global sales of light duty vehicles (i.e., passenger and light commercial vehicles) that are powered with gasoline are forecast to grow from approximately 74 million to approximately 90 million vehicles, an increase of 22% from 2016 to 2026. Most of this growth is expected to occur outside of the United States and Canada in countries and regions where gasoline vapor emission standards significantly lag the modern, highly effective standards of the United States and Canada. Adoption of modern gasoline vapor emission standards in these regions would have significant, positive environmental and energy efficiency impacts and provide significant upside growth potential for our automotive carbon business.
The United States and Canada have led the world in recognizing and addressing the harm to air quality caused by gasoline vapor emissions, and in early 2014 enacted regulatory standards that will further reduce these emissions to “near zero” levels by phasing in Tier 3 and LEV III evaporative emission standards through 2022, which will result in significant increases in the use of our “canister bleed emissions” system patent over that same period. The Tier 3 and LEV III phase in schedule requires compliance with the standard as follows: 40% of model year 2017’s vehicles, 60% of model year 2018’s vehicles, 80% of model year 2020’s

Index

vehicles and 100% of model year 2022’s vehicles. The most commonly applied embodiment of the patent uses our activated carbon in the main part of the canister and our activated carbon honeycomb(s) as a “scrubber” on the outlet side of the canister to reduce the canister’s emissions to “near zero.” One of our significant “canister bleed emissions” patents expires in April 2022. The honeycombs are manufactured through an activated carbon ceramic extrusion process at our joint venture facility, Purification Cellutions, LLC, located in Waynesboro, Georgia. We have a 70 percent controlling ownership and operating responsibility in this JV and the JV is included in our consolidated results. The other 30 percent interest is owned by a U.S. based third party and the partner’s income is represented in our noncontrolling interest elimination.
Most countries outside the United States and Canada have significantly lagged in the adoption of regulatory standards that would reduce these gasoline vapor emissions, focusing instead on regulating the more “visible” tailpipe emissions. These countries are using a gasoline vapor emission standard that is functionally equivalent to a 1981 U.S. regulatory standard. As a result, in Europe, Asia and Latin America, gasoline vapor emissions are the primary source of automotive VOC emissions. China recently promulgated a new national standard, China 6, that is functionally equivalent to the 2009 alignment of U.S. Tier 2 with California LEV II. This new national standard, containing ORVR and multi-day diurnal parking emission controls, is scheduled to be fully phased in by July 2020 with the potential for earlier implementation in several large municipal regions.
As recognized experts in the field of gasoline vapor emission control, Ingevity has been working with regulatory bodies and relevant third parties in China, Japan, Mexico, and the European Union to help them understand and move towards more effective regulatory standards similar to those in place in the United States and Canada. Regulatory indications of adoption and implementation of more stringent vapor emissions standards outside of the United States and Canada include the following:
•The European Commission has adopted more stringent gasoline vapor emission regulations with its Euro 6c standard, which will begin implementation in September 2019. This new standard is more stringent than the current standards and includes a 2-day diurnal parking emission test that will generally result in a 30 - 70% increase in canister capacities and a shift in some volumes to pellets and higher activity carbon.
•On December 23, 2016, the China Ministry of Environmental Protection and the China State Administration of Quality Supervision, Inspection, and Quarantine released its China 6 National Standard on the Limits and Measurement Methods for Emissions from Light-Duty Vehicles (GB 18352 6-2016). In the new standard, diurnal control is increased to 48 hours, running loss conditions are simulated, and ORVR is added. Emissions limits are also reduced and will be similar to those in U.S. Tier 2. As a result, canister volumes are expected to increase by 2 to 3 times and the majority of the canisters are expected to shift to high activity carbons and pellets. This new standard implements nationally on July 1, 2020 but Hebei Province has announced a January 1, 2019 early implementation.
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

See also “Risk Factors-Risks Related to Ingevity’s Business-Adverse conditions in the automotive market may adversely affect demand for our automotive carbon products” and “Risk Factors-Risks Related to Ingevity’s Business-If increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted.”
Current regulatory standards in the United States and Canada require that gasoline vapor control devices remain effective for the entire life of the vehicles on which installed. The end of lifetime requirements for most vehicles is 10 years or 120,000 miles, but will increase to 15 years or 150,000 miles for a large segment of these U.S. vehicles. China 6 standards also include a lifetime requirement of 12 years or 160,000 kilometers. Ingevity has a substantial, decades long track record of providing life-of-vehicle product performance based on our unique capability to engineer a very specific mesoporous carbon on a large commercial scale. Given the imperative for automotive manufactures to produce vehicles capable of meeting these long term requirements, or potentially face expensive recalls and unfavorable publicity, there is an increased risk to using other producers who do not have a comparable, proven history, particularly given the significant costs associated with non-compliance should a competitor’s offering fail to maintain effectiveness over vehicle lifetimes. Additionally, because these gasoline vapor control systems are certified as “environmental devices” for models currently in production, it is time consuming and costly to replace our products within the

Index

vehicle’s control system with a competitive product during the vehicle’s model/ platform production life due to the high cost of recertification.
As a result of decades of innovation and production, Ingevity is able to produce products that are effective in smaller amounts than competitors’ offerings, meaning less product is required-which results in savings through the use of a smaller and less costly canister in the overall emissions control system. Continued innovation and manufacturing know-how should allow this advantage to continue even as competitors improve their product offerings.
Ingevity is further uniquely positioned to capitalize on the opportunity afforded by the adoption of these modern vapor emission regulatory standards, which will, as a practical matter (given current technology), require manufacturers of light duty vehicles in countries adopting these standards to incrementally install advanced gasoline vapor control technology with carbon capable of meeting the new regulatory standards. Based on the regulatory trends and expected growth in vehicles, Ingevity management estimates that the revenue for its automotive emissions products could double within five to seven years from 2015. Ingevity, through its proprietary technology, trade secrets and confidential manufacturing know-how, has unparalleled capability and expertise to manufacture the high performance activated carbon products required to meet these regulatory standards, as well as more stringent standards likely to be imposed in the years to come. These same capabilities and expertise will help Ingevity to maintain its position in the United States and Canada automotive markets as they advance their standard to “near zero” gasoline vapor emission levels.
We also produce a number of other activated carbon products for food, water, beverage and chemical purification applications to maximize the productivity of our manufacturing assets.
Additionally, as automotive engine technology continues to evolve and engines become more efficient, the amount of airflow available in the fuel system to purge the gas vapor from the activated carbon products is expected to decline (“low-purge”). We believe that the pore structure characteristics of our activated carbon products additionally advantages us versus competitors’ offerings in low purge conditions. Ingevity is actively investing in product and process development that is designed to deal with low-purge engines.
For further information on measures of profitability used by managers of the business and its segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Raw Materials and Production
The primary raw material (by volume) used in the manufacture of our activated carbon is hardwood sawdust. Sawdust is readily available, and is sourced through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
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
Activated carbons are typically produced from either a thermal or chemical process utilizing a wide variety of carbonaceous raw materials. The thermal process, the most widely used activation process, uses rotary kilns or multi-hearth furnaces to carbonize and activate the raw material. This process operates at a much higher temperature and at a lower yield than the chemical activation process. Typical raw materials include bituminous coal, lignite and coconut husks. Thermally activated carbons are usually used for “catch and dispose” applications, whereby the carbon is used to capture certain compounds and the carbon product is then disposed of or thermally regenerated.

Index

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
Another extrusion process we employ is with our honeycomb “scrubber.” We utilize an activated carbon infused ceramic extrusion process. These honeycomb “scrubbers” are used with the Company’s patented system to reduce the canister’s emissions to “near zero” and are manufactured at our joint venture facility, Purification Cellutions, LLC, located in Waynesboro, Georgia.
Customers
We sell our automotive products to over 60 customers around the globe. In 2017, our ten largest customers accounted for 79% of the segment's sales. We are the trusted source of these products for many of the world’s largest automotive parts manufacturers, including Aisan Industry, Delphi Automotive, MAHLE, and many other large and small component manufacturers throughout the global supply chain. Our relationship with many of our customers and their customers-the vehicle manufacturers themselves-have been in place for most of our history in this application. Ingevity also produces activated carbon products for food, water, beverage and chemical purification applications, which are sold to over 90 customers throughout the world.
We operate primarily through a direct sales force in North America and our other major markets and also have a smaller, focused network of agents and distributors that have established a strong direct sales and marketing presence.
Competition
In automotive carbon, Ingevity has a unique decades-long track record of providing life-of-vehicle performance. Given the imperative for automotive manufacturers to produce vehicles for the United States and Canadian markets capable of meeting life-of-vehicle emission standards, or potentially face expensive recalls and unfavorable publicity, our automotive carbon products provide our customers the low-risk choice in this high performance application. Our competitors in automotive carbon include Cabot Corp., Kuraray, and several Chinese manufacturers. Our process purification business competes mainly in the United States in the food, beverage, chemical and water purification applications. Competitors in our process purification product line include Cabot Corp., Calgon Carbon, Jacobi Carbons and several domestic U.S. manufacturers and distributors of imported products. Refer to Item 1A - "Risk Factors-We face competition from producers of alternative products and new technologies."

Performance Chemicals
Ingevity’s Performance Chemicals segment, which is comprised of three application areas (pavement technologies, oilfield technologies and industrial specialties), develops, manufactures and sells a wide range of specialty chemicals primarily derived from co-products of the kraft pulping process. Products include performance chemicals derived from pine chemicals used in asphalt paving, oilfield exploration and production, printing inks, adhesives, agrochemical dispersants, lubricants, and other diverse industrial uses. Our application expertise is often called upon to provide unique solutions to our customers that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2017, our top ten customers accounted for approximately 35% of our segment revenue; the next 100 customers made up approximately 44% of our segment revenue. For 2017, our Performance Chemicals segment had revenue and segment operating profit of $623.1 million and $80.3 million, respectively. For further information on measures of profitability used by managers of the business and its segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Index

Raw Materials and Production
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
The primary raw material used in our Performance Chemicals segment is CTO. The availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp, which is the predominant fiber source for packaging grades of paper. As a result, there is a finite global supply of CTO-with global demand for kraft pulp driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers is covered by long-term supply agreements, further constraining availability.
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s existing (at the time of separation) kraft mills, subject to certain exceptions. Beginning in 2025, either party may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the agreement currently are expected to supply approximately 18% to 19% and 15% to 16%, respectively, of the total amount of products expected to be supplied under our agreement with WestRock. In the event that WestRock exercises its right to terminate our supply agreement with them or remove a kraft mill as a supply source, we may be able to obtain substitute supplies of CTO from other suppliers, spot purchases or a new contract with WestRock. The agreement with WestRock includes pricing terms based on market prices. Under this agreement, based on WestRock’s current output, we currently expect to source approximately 45% to 55% of our CTO requirements through 2025 based on the maximum operating rates of our two Performance Chemicals' facilities. We also have agreements with other suppliers to satisfy substantially all of the balance of our expected requirements of CTO through 2018.
We believe that we are well positioned to have sufficient CTO required for our operations. However, if any of our suppliers (including WestRock) fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, we would be unable to maintain our current levels of production. In addition, if WestRock exercises its rights to terminate the agreement or remove a kraft mill as a supply source, and we are unable to arrange a substitute supply of CTO, we would be unable to maintain our current levels of production. Additionally, there are other pressures on the availability of CTO. Some kraft pulp mills may choose to consume their production of CTO to meet their energy needs rather than sell the CTO to third parties. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting our quality standards. See “Risk Factors-Risks Related to Ingevity’s Business-Our Performance Chemicals segment is highly dependent on CTO which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.”
Also, regulatory incentives and mandates in Europe for the use of biofuel have placed additional pressure on CTO availability. See “Risk Factors-Risks Related to Ingevity’s Business-The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”) and similar legislation in the United States and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels.”
Finally, CTO as a raw material may be subject to significant pricing pressures. See “Risk Factors- Risks Related to Ingevity’s Business-Pricing for CTO is subject to particular pricing pressures by reason of limited supply and competing demands for end use, and we may be limited in our ability to pass on increased costs to our customers” and “Risk Factors-Risks Related to Ingevity’s Business-The Company’s oilfield technologies business is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.”

Index

The other key raw materials used in the Performance Chemicals business are nonylphenol, pentaerythritol and ethylene amines. These are sourced where possible through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
Markets Served
Pavement Technologies
Our pavement technologies group supplies a broad line of innovative additives, systems and technologies for road construction, resurfacing, preservation, maintenance and recycling globally. As a specialty asphalt additive supplier, we have a long history of work with transportation agencies, university research consortiums, paving contractors and asphalt refiners around the world to design, develop and implement innovative additives and novel paving systems that protect existing roadways and enhance the performance of new road construction.
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
Customers
We supply asphalt products and technologies to approximately 500 customers through the use of Ingevity sales representatives and distributors. In 2017, our ten largest customers accounted for 32% of the product line's sales. Technology centers located in the United States, China, Europe and India create market insights for product development customized to local and regional markets.
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
Customers
We sell our oilfield technologies to over 60 customers around the globe through the use of Ingevity sales representatives and distributors. In 2017, our ten largest customers accounted for 82% of the product line's sales.

Index

Competition
We compete on the basis of our ability to understand our customers’ applications and deliver solutions that aid in their improvement of the exploration and production of oil and gas for the end users. Additionally, this application expertise coupled with our strong understanding of CTO-based chemistry allows for rapid development of solutions to challenges in the field. Our scale and flexibility of manufacturing are the final piece that helps deliver the creativity, expedience and peace of mind the customers in oilfield technologies require from their best suppliers. Our competitors in this field include Lamberti, Kraton, Georgia Pacific, and several others.
Industrial Specialties
Our industrial specialties group manufactures specialty chemicals-including: adhesive, agrochemical dispersants, lubricant additives, printing inks, and intermediates. Our technical expertise and formulation capabilities allow us to develop innovative products to meet our customers’ various needs.
Adhesives. We are a leading global supplier of tackifier resins which provide superior adhesion to difficult-to-bond materials to the adhesives industry. Adhesive applications for our products include construction, product assembly, packaging, pressure sensitive labels and tapes, hygiene products and road markings.
Agrochemicals. We produce dispersants for crop protection products as well as other naturally derived products for agrochemicals. Crop protection formulations are highly engineered, highly regulated and cover a range of different formulation types, from liquids to solids. We deliver a wide range of dispersants that are high performing and consistent. In addition, our crop protection products are approved for use as inert ingredients in agrochemicals by regulatory agencies throughout the world.
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
Customers
We sell our industrial specialty chemicals to approximately 500 customers around the globe through the use of Ingevity sales representatives and distributors. We have an over twenty-year relationship with many of our significant customers in this business. In 2017, our ten largest customers accounted for 53% of the product line's sales.
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
Competitors are different depending on the product, application and region and include Kraton, Eastman Chemical, ExxonMobil, Borregaard, Lawter, Respol/Forchem, DRT, as well as several others.

Index

Pending Georgia Pacific's Pine Chemical Business Acquisition
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
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. We intend to use the net proceeds from the $300.0 million senior unsecured notes issued on January 24, 2018, to finance the Acquisition. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.
In addition, at the closing of the Acquisition, the Company and GP intend to enter into certain transition and shared services agreements to effectuate the transfer of the assets pursuant to the Acquisition. Separately, at the closing of the Acquisition, Ingevity and GP will also enter into a supply agreement, whereby certain GP paper mills will supply CTO to Ingevity at market-based prices for a term of 20 years.
Energy
Our manufacturing processes require a significant amount of energy. We are dependent on natural gas to fuel the processes in our chemical refineries and activated carbon plants. Although we believe that we currently have a stable natural gas supply and infrastructure for our operations, we are subject to volatility in the market price of natural gas. All of our manufacturing processes also consume a significant amount of electricity. All of our facilities are located in regulated service areas that have stable rate structures with reliable electricity supply.
Environment
Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over the foreign operations of Ingevity, including relating to the discharge of materials into the environment and the handling, disposal and clean-up of waste materials, and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the material effects that compliance with these regulations may have upon the capital expenditures, earnings or competitive position of Ingevity, but it is anticipated that such compliance will not have a material adverse effect on any of the foregoing. For a further discussion, see “Risk Factors-Risks Related to Ingevity’s Business-Our business involves hazards associated with chemical manufacturing, storage, transportation and disposal” and “Risk Factors-Risks Related to Ingevity’s Business-The Company’s operations are subject to a wide range of general and industry specific environmental laws and regulations.” Environmental regulation and legal proceedings have the potential for involving significant costs and liability for Ingevity.
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
Intellectual Property
Intellectual property, including patents, closely guarded trade secrets and highly proprietary manufacturing know-how, as well as other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy includes filing patent and trademark applications where appropriate for proprietary developments, as well as protecting our trade secrets. We actively create, protect and enforce our intellectual property rights. The protection afforded by our patents and trademarks varies based on country, scope and coverage, as well as the availability of legal remedies. Although our intellectual property taken as a whole is material to the business, other than our “canister bleed emissions” patent, which is part of our automotive business and expires in April 2022, there is no individual patent or trademark the loss of which could have a material adverse effect

Index

on the business. The most commonly applied embodiment of the “canister bleed emissions” patent uses our activated carbon in the main part of the canister and our activated carbon honeycomb(s) from our joint venture, Purification Cellutions, LLC, facility, as a “scrubber” on the outlet side of the canister to reduce the canister’s emissions to “near zero.” We are filing for and being granted patents for product and process developments for our Performance Materials business that we believe are both novel and consistent with trends in the technological development of engines. Our Evotherm Warm Mix Asphalt technology is supported by numerous global patents. See “Risk Factors-Risks Related to Ingevity’s Business-If we are unable to adequately protect our intellectual property, we may lose significant competitive advantages,” and “Risk Factors-Risks Related to Ingevity’s Business-We are subject to cyber-security risks related to our intellectual property and certain other data.”
Research and Technical Development
We employ a world-class team of engineering and scientific professionals, many of whom hold Doctor of Philosophy ("Ph.D.") degrees and are considered some of the foremost experts in their fields, with deep knowledge of our customers’ markets. We spent $19.8 million, $17.6 million and $17.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, on research and technical expense, which was expensed as incurred.
Seasonality
There are a variety of seasonal dynamics that impact our businesses, though none materially affect financial results, except in the case of the pavement technologies business, where roughly 74% of its revenue is generated between April and September. From a supply perspective, this seasonality is effectively managed through pre-season inventory build then active inventory management throughout the year.
Employees
We currently employ approximately 1,500 employees, of whom 82% are employed in the United States. Approximately 17% are represented by labor unions, domestic and international, under various collective bargaining agreements. We engage in negotiations with labor unions for new collective bargaining agreements from time to time based upon expiration dates of agreements and statutory requirements. We consider our relationships will all salaried, union hourly and non-hourly employees to be positive and collaborative.
During 2017, Ingevity ratified new labor agreements with International Brotherhood of Electrical Workers (“IBEW”) and Covington Paperworkers Union at our Covington, Virginia location, and United Steel Workers (“USW”) at our Wickliffe, Kentucky location.
The collective bargaining agreements with the USW, representing production and maintenance employees; the IBEW, representing instrument and electrical workers; and the International Association of Machinists and Aerospace Workers (“IAM”), representing maintenance employees at our North Charleston plant, will expire June 30, 2018. Ingevity has begun to prepare for negotiations with all three unions representing employees at the North Charleston plant in 2018.
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
Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar or the impact

Index

of a stronger U.S. dollar which may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the United States and other countries to deal with their rising debt levels may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in global or regional economies could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. Our financial condition and results of operations could be materially and adversely affected by any of the foregoing.
We are exposed to the risks inherent in international sales and operations.
In 2017, export sales from the United States made up approximately one third of our total sales, and we sell our products to customers in approximately 70 countries. We have exposure to risks of operating in many foreign countries, including:

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

Index

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
In addition, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology and impose related export record-keeping and reporting obligations. Governments may also impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
The laws and regulations concerning import activity, export record-keeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. In addition, investigations by governmental authorities as well as legal, social, economic and political issues in these countries could have a material adverse effect on our business, results of operations and financial condition. We are also subject to the risks that our employees, joint venture partners and agents outside of the United States may fail to comply with other applicable laws.
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
Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, the global economic downturn in 2008/2009 led to a drastic reduction in vehicle sales and an even greater reduction in vehicle production as OEMs right-sized their inventories to meet the lower sales volumes. Regional disruptions such as those caused by the Japan earthquake and resulting tsunami in March 2011 and Hurricane Sandy in October 2012 can also significantly impact vehicle production and therefore demand for our automotive carbon.
In addition, growth in alternative vehicles, such as all-electric vehicles and hydrogen fuel cell vehicles, which do not use gasoline, may also adversely affect the demand for our products.
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

Index

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
A significant portion of our customers’ revenues in our pavement technologies business is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ need for our products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, for example, the governments of various jurisdictions within North America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies, delays in the expenditures and delays or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.
The Company’s oilfield technologies business is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.
Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile. Crude oil prices have declined significantly since 2014, with West Texas Intermediate oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in February 2016, a level which had not been experienced since 2003. Since February 2016, pricing has climbed to a trading range of $55 to $65 per barrel in the November 2017 to January 2018 time frame. Pricing is not currently forecasted to improve significantly from these levels during 2018. While these pricing levels are significantly above the February 2016 levels, they remain off their highs seen in the last decade.
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

Index

If we are unable to adequately protect our intellectual property, we may lose significant competitive advantages.
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade dress, are important to our business. See "Intellectual Property" included within Part I. Item 1 of this Form 10-K for more information on our “canister bleed emissions” patent. We will endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used, in jurisdictions into which our products are imported, and in jurisdictions where our competitors have significant manufacturing capabilities. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights.
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
Our Performance Chemicals segment is highly dependent on CTO, which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.
The availability of CTO is essential to the Company’s Performance Chemicals segment. Availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp, which is the predominant fiber source for packaging grades of paper. As a result, there is a finite global supply of CTO-with global demand for kraft board driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers in North America is covered by long-term supply agreements, further constraining availability.
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s existing (at the time of separation) kraft mills, subject to certain exceptions. This agreement includes pricing terms based on market prices. Under this agreement, based on WestRock’s current output, we currently expect to source approximately 45% to 55% of our CTO requirements based on the maximum operating rates of our two Performance Chemicals' facilities. We also have agreements with other suppliers to satisfy substantially all of the balance of our expected requirements of CTO through 2018.
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
If any of our suppliers (including WestRock) fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, we would be unable to maintain our current level of production and our results of operations would be materially and adversely affected.
Beginning in 2025, either party to the WestRock agreement may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide a one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the agreement currently supply approximately 18% to 19 % and 15% to 16%, respectively, of the total amount of products supplied under our agreement with WestRock. If WestRock exercises its rights to terminate the agreement or

Index

remove a kraft mill as a supply source, and we are unable to arrange for a substitute supply of CTO, we would be unable to continue to produce the same quantity of products and our results of operations could be materially and adversely affected.
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
In December 2008, the European Union (“EU”) adopted the Renewable Energy Directive, which established a 20% EU-wide target for energy consumed from renewable sources relative to the EU’s gross final consumption of energy, as well as a 10% target for energy consumed from renewable sources in the transport section. In order to reach these targets, the RED established mandatory targets for each Member State and required each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets. The RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently satisfies the RED’s biofuel sustainability criteria.
In spring 2015, the EU adopted amendments to the Renewable Energy Directive. RED now expressly lists CTO as a residue-type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels. The EU is drafting legislation for RED II, which, if adopted, will replace RED as the renewal energy policy for 2020 to 2030.
In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S. Currently, none of the U.S. legislation mandates or provides incentives for the use of CTO as a transportation fuel. Some regional cap and trade programs may incentivize the use of CTO in stationary sources.
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
Pricing for CTO (which accounted for approximately 13 percent of all of our cost of sales and 35 percent of our raw materials purchases for 2017) is subject to particular pricing pressures by reason of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price:

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

Index

We are also dependent on other raw materials, and these are also subject to pricing pressures; lack of access to these raw materials and inability to pass on price increases could adversely affect our financial condition and results of operations.
The Company is dependent on other raw materials, including, but not limited to, sawdust, phosphoric acid, ethylene amines, lignin, nonylphenol, and pentaerythritol. Raw material costs are a significant operating expense of the Company. The cost of raw materials can be volatile and subject to increases as a result of, among other things, changing economic conditions, political or policy considerations, supply and demand levels, instability in energy producing nations, and natural events such as extreme weather events or even insect infestations. Any interruption in the supply of the raw materials on which we depend, and any increases in the cost of raw materials that we are not able to pass on to customers in the form of price increases or other adjustments, may materially impact our financial condition and results of operations.
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
We face competition from producers of alternative products and new technologies.
In the Performance Materials segment, there is competition from various other activated carbon manufacturers. These competitors are actively trying to develop more advanced and alternative activated carbon products that would more effectively compete with our products in the automotive applications. There is also competition in the automotive applications from non-activated carbon competitors or product offerings. For example, at least one OEM is using sealed tanks in certain subsets of its vehicles to comply with the LEV III/Tier 3 regulations. While the sealed tank fuel systems generally require a similarly sized pelleted activated carbon canister to deal with refueling emissions, in most cases, they do not use a honeycomb to meet current U.S. and California regulations. If a competitor were to succeed in developing products that are better suited for automotive evaporative emissions capture applications and/or a competitive technology, such as, but not limited to, sealed gas tanks, were to be implemented across a material number of vehicle platforms, our financial results could be negatively impacted.
In the Performance Chemicals segment, hydrocarbon resins and gum rosin-based products compete with TOR-based resins in the adhesives and inks markets. The price of gum rosin has a significant impact on the market price for TOR and rosin derivatives and the price of gum rosin is driven by labor rates, land leasing costs and various other factors that are not within our control. Hydrocarbon resins, for example, C5 resins, are co-products from isoprene (synthetic rubber). Availability and pricing are determined by the supply and demand for synthetic rubber as well as crude oil prices as the feedstock for isoprene and various other factors that are not within our control. Animal and vegetable-based fatty acids compete with TOFA products in lubricant and industrial specialties. The market price for TOFA products is impacted by the prices of other fats and oils and the prices for other fats and oils is driven by actual and expected harvest rates, crude oil prices and the biofuel market. Additionally, the Company faces competition from competitors that are actively developing new technologies and competing products across the segment. A significant investment by a competitor in a competitive technology or product line could negatively impact our financial results.
Disruptions at any of our manufacturing facilities or within our supply chain could negatively impact our production, financial condition and results of operations.
An operational disruption in any of our facilities could negatively impact production and our financial results. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire or other unanticipated problems such as labor difficulties, equipment failure, capacity expansion difficulties or unscheduled maintenance could cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. In certain cases, we have some products that are only made at one facility. For example, in the case of our Purification Cellutions, LLC, Waynesboro, Georgia honeycomb joint venture, while we have some redundancies within the facility, we only have one facility that makes these extruded honeycomb products. As another example, we make the vast majority of our ink resin products in our DeRidder, Louisiana facility. While we

Index

have redundancies within the facility, we have limited ability to make these products at other facilities. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could be similarly adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, tariffs, rising fuel costs and capacity constraints. Significant delays or increased costs affecting these transportation methods could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations.
We are dependent upon third parties for the provision of certain critical operating services at several of our facilities.
We are dependent upon third parties for the provision of certain critical operating services at our Covington, Virginia Performance Materials facility and at our North Charleston, South Carolina Performance Chemicals facility.
We are dependent on the WestRock Covington, Virginia paper mill (“WestRock Paper Mill”) for the provision of electricity, water, compressed air, steam and wastewater treatment to our Covington Performance Materials facility and we are similarly dependent on the KapStone Paper and Packaging Corporation (“KapStone”) North Charleston, South Carolina paper mill (“KapStone Paper Mill”) for the provision of water, compressed air, steam and wastewater treatment at our North Charleston Performance Chemicals facility. We have existing long-term contractual arrangements covering these services for our Covington and North Charleston facilities. The provision of these services would be at risk if any of the counterparties were to idle or permanently shut down the associated mill, or if operations at the associated mill were disrupted due to natural or other disaster, or by reason of strikes or other labor disruptions, or if there were a significant contractual dispute between the parties.
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
Furthermore, in the event that WestRock Paper Mill wastewater treatment operations do not comply with permits or applicable law and the WestRock Paper Mill is unable to determine the cause of such compliance, then we will be responsible for between 10% and 50% of the costs and expenses of such noncompliance (increasing in 10% increments per violation during each twelve month period) despite representing less than 3% of the total wastewater volume. These costs and expenses may be significant and may adversely affect our financial condition and results of operations.
Additionally, our Covington Performance Materials facility is located on real property leased from WestRock pursuant to a long-term lease agreement, and is surrounded by the WestRock Paper Mill, and a portion of our North Charleston Performance Chemicals facility is located on real property leased from KapStone and is adjacent to the KapStone Paper Mill. In the event we were to have a dispute with WestRock or KapStone regarding the terms of the relevant lease agreement, or we were otherwise unable to fully access or utilize the leased property, the associated business disruption may be significant and may adversely affect our financial condition and results of operations.
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
A number of our employees are governed by collective bargaining agreements (“CBAs”). From time to time the Company engages in negotiations to renew CBAs as those contracts are scheduled to expire. During 2017, we ratified new labor agreements with the International Brotherhood of Electrical Workers (“IBEW”) and the Covington Paperworkers Union (“CPU”) at our Covington, Virginia location and the United Steel Workers (“USW”) at our Wickliffe, Kentucky location. The CBAs with the USW, representing 103 production and maintenance employees; the IBEW, representing eight instrument and electrical workers; and the International Association of Machinists and Aerospace Workers (“IAM”), representing five maintenance employees at our North Charleston, South Carolina plant, will expire on June 30, 2018. We have begun to prepare for bargaining with all three unions representing employees at the North Charleston plant in 2018. While the Company has generally positive relations with its labor unions, there is no guarantee the Company will be able to successfully negotiate new union contracts without work

Index

stoppages, labor difficulties or unfavorable terms. If we were to experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially and adversely affected. In addition, due to the co-location of our Covington, Virginia and North Charleston, South Carolina facilities within the WestRock Paper Mill and KapStone Paper Mill facilities, a strike or work stoppage at either of those facilities could cause disruptions at our facilities, and our results of operations could be materially and adversely affected.
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
Certain regulations applicable to our operations, including the Occupational Safety and Health Act and the Toxic Substances Control Act in the United States and the Registration, Evaluation and Authorization of Chemicals, or REACH, directive in Europe, prescribe limits restricting exposure to a number of chemicals used in our operations, including certain forms of formaldehyde, a raw material used in the manufacture of phenolic modified rosin-based ink resins and some lignin-based dispersants. Future studies on the health effects of chemicals used in our operations, including alkylphenols, such as bisphenol A, which are used in our TOR-based ink resins, may result in additional regulation or new requirements in the United States, Europe and elsewhere, which might further restrict or prohibit the use of, and exposure to, these chemicals. Additional regulation of or requirements for these or other chemicals could require us to change our operations, and these changes could affect the quality or types of products we manufacture and/or materially increase our costs.
The Company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations.
The Company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations, including, for example, related to bisphenol A, formaldehyde and air emissions. Changes in environmental laws and regulations, or their application, could subject the Company to significant additional capital expenditures and operating expenses in future years. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
We are subject to cyber-security risks related to our intellectual property and certain other data.
We use information technologies to retain certain of our intellectual property, as well as to securely manage operations and various business functions. Our systems are potentially subject to attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we could become subject to cyber-attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our financial condition or results of operations.
We are dependent on certain customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the applicable segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company’s ten largest customers (across both segments) accounted for 37% of total sales for 2017. No customer accounted for more than 10% of total sales for 2017. With some exceptions, our business with those large customers is based

Index

primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our business prospects, financial condition and results of operations would be materially adversely affected.
Challenges in the commercial and credit environment may materially adversely affect Ingevity’s future access to capital.
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
Our current level of debt could adversely affect our financial health and prevent us from fulfilling our debt obligations.
Our debt requires significant interest and principal payments. Our ability to make scheduled payments on or to refinance our debt obligations and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and there can be no assurances we will be able to refinance any of our debt on commercially reasonable terms or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our business, results of operations, and financial condition.
The inability to make or effectively integrate future acquisitions may affect our results.
As part of our growth strategy, we may pursue acquisitions of complementary businesses and product lines (including our planned acquisition of the Pine Chemicals Business) or invest in joint ventures. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. If we fail to successfully integrate acquisitions into our existing business, our financial condition and results of operations could be adversely affected.
Ingevity may not be able to engage in certain corporate actions under the terms of the Tax Matters Agreement.
To preserve the tax-free treatment to WestRock of the Separation and the distribution, under the tax matters agreement that Ingevity entered into with WestRock (the “Tax Matters Agreement”) Ingevity and its subsidiaries are restricted from taking or failing to take any action that prevents the distribution and/or certain related transactions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, prior to or on the 25-month anniversary of the Distribution Date, Ingevity is prohibited, except in certain circumstances, from:

•
entering into any transaction resulting in the acquisition of 50% or more of its stock (by vote or value, taking into account the stock indirectly acquired by the stockholders of Rock-Tenn Company (“Rock-Tenn”) in the combination (the “Merger”) of MeadWestvaco Corporation and Rock-Tenn, completed on July 1, 2015) or a substantial portion of its assets, whether by merger or otherwise;

•	merging, consolidating, dissolving or liquidating, or permitting any of its subsidiaries to merge, consolidate, dissolve or liquidate;

•	issuing equity securities beyond certain thresholds;

•	taking any action affecting the relative voting rights of Ingevity stock;

Index

•	redeeming or repurchasing its capital stock beyond certain thresholds; and

•	ceasing to actively conduct certain businesses.
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
Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), each corporation that was a member of WestRock’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the Separation, we entered into the Tax Matters Agreement with WestRock that allocates the responsibility for prior period taxes of WestRock’s consolidated tax reporting group between Ingevity and WestRock. If WestRock were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. The Tax Matters Agreement generally gives WestRock discretion to handle consolidated tax returns and audits for pre-distribution periods in a manner which may be unfavorable to us and which may result in additional tax costs to us.
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the Separation.
Our financial results previously were included within the consolidated results of WestRock, and our reporting and control systems were appropriate for those of subsidiaries of a public company. Prior to the Separation, we were not directly subject to reporting and other requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. Following the Separation, we are subject to such reporting and other requirements, which require, among other things, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These and other obligations place significant demands on our management, administrative and operational resources, including accounting and Information Technology resources.
To comply with these requirements, we have upgraded and continue to upgrade our systems, including computer hardware infrastructure, implementation of additional financial and management controls, reporting systems and procedures, and we continue to hire additional accounting, finance and Information Technology staff. If we are unable to upgrade our financial and management controls, reporting systems, Information Technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our tax rate is dependent upon a number of factors; a change in any of which could impact our future tax rates and net income.
Our future tax rates may be adversely affected by a number of factors, including: future changes in the jurisdictions in which our profits are determined to be earned and taxed; changes in estimated realization of our deferred tax assets; the repatriation of non-U.S. earnings for which we have not previously provided U.S. income and non-U.S. withholding taxes; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are non-deductible for tax purposes; changes in available tax credits; the resolution of issues arising from tax audits with various tax authorities; and changes in tax laws or interpretation of such tax laws. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another.
Our planned acquisition of Georgia Pacific's ("GP") Pine Chemical Business may not occur in the expected time frame, which may negatively affect the benefits we expect to obtain from the transaction and increase transaction costs, or may not occur at all.
The Agreement for the Acquisition contains customary representations, warranties, indemnities and closing conditions (including the expiration or early termination of the waiting period under the HSR Act, and receipt of other required antitrust approvals in certain foreign jurisdictions). On November 9, 2017, the Company received a request for additional information and documentary material, often referred to as a “second request,” from the Federal Trade Commission ("FTC") in connection with the Agreement. The second request was issued under the Hart-Scott-Rodino Antitrust Improvements Act, or "HSR Act." GP

Index

received a similar second request from the FTC in connection with the Acquisition. Consummation of the Acquisition is conditioned on expiration of the waiting period applicable under the HSR Act, among other conditions. Issuance of a second request is a standard part of the regulatory approval process for transactions of this type. The effect of the second request is to extend the waiting period under the HSR Act until 30 days after all parties to the Agreement have substantially complied with the second request, unless the waiting period is terminated earlier by the FTC or the parties voluntarily extend the time for closing. The Company will continue to work closely and cooperatively with the FTC and currently anticipates closing the Acquisition in the first quarter of 2018, assuming receipt of FTC clearance.
Completion of the Acquisition is subject to the satisfaction or waiver of a number of other conditions as set forth in the Agreement, including the receipt of certain governmental approvals. We and GP may not be able to satisfy the closing conditions; closing conditions beyond our or their control may not be satisfied or waived and the Acquisition may not be consummated by reason of failure to satisfy such conditions. If the Acquisition is not completed within the expected time frame, such delay could result in additional transaction costs, termination fees, loss of revenue or other effects associated with uncertainty about the Acquisition, as well as could negatively affect the benefits we expect to obtain from the Acquisition.
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
Even if we are able to integrate the Pine Chemical Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to achieve the expected synergies from manufacturing optimization and lower logistics costs, or the associated costs may be greater than we expect. Any of these would offset the anticipated benefits from the planned Acquisition.

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
The payment and amount of any dividend is subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants

Index

associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurances that we will pay a dividend.
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

Index

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Index

ITEM 2.    PROPERTIES
We are headquartered in North Charleston, South Carolina and operate manufacturing facilities in the United States and People's Republic of China and warehouse and distribution facilities globally. The following locations represent the principal properties of Ingevity. We believe these facilities are adequate and suitable for our current operations, and that the production capacity of our facilities is sufficient to meet current demand. In the case of the properties identified as “Leased”, we nevertheless own the manufacturing assets themselves.

	Own / Lease	Functional Use
North Charleston, South Carolina	Own / Lease (1)	Corporate Headquarters; Application Labs Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
DeRidder, Louisiana	Own	Performance Chemicals: Manufacturing
Waynesboro, Georgia (70% owned JV)	Own(2)	Performance Materials: Manufacturing
Wickliffe, Kentucky	Lease	Performance Materials: Manufacturing
Changshu, People’s Republic of China	Lease	Performance Materials: Manufacturing
Wujiang, People’s Republic of China	Lease	Performance Materials: Manufacturing
Zhuhai, People’s Republic of China	Lease	Performance Materials: Manufacturing, Application Lab
________________________

(1)	Portions of the North Charleston Performance Chemicals manufacturing operations are on leased land.

(2)	Certain manufacturing assets are subject to a capital lease with the Development Authority of Burke County (the county in which Waynesboro, Georgia is located).

ITEM 3.    LEGAL PROCEEDINGS
We are from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
D. Michael Wilson	55
President, Chief Executive Officer and Director (2015-present); Executive Vice President & President of Performance Chemicals of Albemarle (2015); President of Albemarle's Catalyst Solutions business (2013-2014); President of FMC's Specialty Chemicals group (2011-2013)

John C. Fortson	50
Executive Vice President, Chief Financial Officer & Treasurer (2015-present); Vice President, Chief Financial Officer and Treasurer of AAR Corporation (2013-2015); Managing Director in the Investment Banking Department of Bank of America Merrill Lynch (2007-2013)

Katherine P. Burgeson	60	Executive Vice President, General Counsel & Secretary (2015-present); Associate General Counsel of WestRock (2015); Deputy General Counsel of MeadWestvaco (2006-2015)
Michael P. Smith	57
Executive Vice President & President of Performance Chemicals, Strategy and Business Development (2017-present); Senior Vice President Strategy and Business Development (2016-2017), Vice President of Health and Nutrition at FMC Corporation (2013-2015); Division General Manager of BioPolymer at FMC Corporation (2006-2013)

S. Edward Woodcock	52	Executive Vice President & President of Performance Materials (2015-present); Vice President of WestRock's Carbon Technologies business (2010-2015)
_______________
(1)    As of December 31, 2017.

All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of our executive officers or directors, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters

Ingevity's common stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." There were approximately 5,800 record holders of our common stock as of February 26, 2018.

Holders of Ingevity's common stock are entitled to receive dividends when they are declared by the Board of Directors. No dividends have been declared since the Separation, and there are no plans to declare any in the foreseeable future. The terms of our 2018 senior notes restrict our ability to pay dividends (see Note 9 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). Our stock transfer agent and registrar is Equiniti Trust Company.

The high and low trading prices of our common stock as reported on NYSE for each quarter since the Separation are shown below.

	2016			2017
Common stock prices	Second Quarter (1)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$35.31	$48.30	$55.43	$62.80	$65.02	$64.05	$80.18
Low	$24.50	$33.90	$40.24	$51.01	$53.62	$55.07	$62.86
______________
(1) "Regular way" trading of our common stock began on May 16, 2016.

Unregistered Sales of Equity Securities

Not Applicable.

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2017.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2017	22,000	$67.55	22,000	$1,486,157	$95,981,839
November 1-30, 2017	21,000	74.15	21,000	1,557,053	94,424,786
December 1-31, 2017	13,000	75.88	13,000	986,461	93,438,325
Total Q4 2017	56,000	$71.96	56,000	$4,029,671
_______________
(1) On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.

Stock Performance Graph

The following graph presents the cumulative total stockholder return for Ingevity's common stock compared with the Standard & Poor's (S&P) SmallCap 600 index and the Dow Jones (DJ) Specialty Chemicals index since the Separation.

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

ITEM 6.    SELECTED FINANCIAL DATA
Ingevity did not operate as a separate, stand-alone entity for all five years listed below. Our consolidated balance sheets as of December 31, 2017 and 2016, respectively, our consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2017, as well as our consolidated statement of cash flows for the year ended December 31, 2017 consist of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our consolidated balance sheets as of December 31, 2015, 2014, and 2013, respectively, our consolidated statements of operations and consolidated statement of comprehensive income (loss) for the years ended December 31, 2016, 2015, 2014 and 2013, respectively, as well as our consolidated statements of cash flows for the years ended December 31, 2016, 2015, 2014 and 2013, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the spin-off on May 15, 2016. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Years Ended December 31,
In millions, except per share and share data	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$972.4	$908.3	$958.3	$1,035.5	$964.4
Gross profit	329.0	274.4	275.4	318.5	290.4
Income before income taxes	174.8	87.0	136.5	202.1	180.9
Net income (loss) attributable to Ingevity stockholders	126.5	35.2	79.7	129.0	116.8
Per Share Data attributable to Ingevity stockholders (1)
Basic earnings (loss) per share	$3.00	$0.83	$1.89	$3.06	$2.77
Diluted earnings (loss) per share	$2.97	$0.83	$1.89	$3.06	$2.77

Balance Sheet Data (at period end):
Working capital (2)	$215.5	$158.3	$196.5	$128.7	$119.2
Property, plant and equipment, net	438.5	422.8	437.5	410.1	325.6
Total assets	929.6	832.8	778.7	715.1	592.6
Long-term debt including capital lease obligations	444.0	481.3	80.0	85.8	85.8
Total equity	277.9	134.6	517.4	416.6	326.3

Other Data:
Capital expenditures	$52.6	$56.7	$100.9	$101.8	$57.3
Depreciation and amortization expense	40.4	38.8	34.6	32.3	32.8
Weighted average common stock outstanding (in thousands) (1):
Basic shares	42,130	42,108	42,102	42,102	42,102
Diluted shares	42,529	42,271	42,102	42,102	42,102
_______________

(1)
On May 15, 2016, WestRock distributed 42.1 million shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014, and 2013 are calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the distribution date.

(2)	Defined as current assets less current liabilities.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s financial condition and results of operations (“MD&A”) is provided as a supplement to the Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A under the heading "Risk Factors" as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•
we are exposed to risks related the closing of the Acquisition and that the expected benefits from the Acquisition may not be realized or will not be realized within the expected time period, the risk of significant transaction costs and unknown or understated liabilities;

•	we may be adversely affected by general economic and financial conditions beyond our control;

•	we are exposed to risks related to our international sales and operations;

•	our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;

•
our operations outside the U.S. require us to comply with a number of U.S. and foreign regulations, violations of which could have a material adverse effect on our financial condition and results of operations;

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the global automotive market or adoption of alternative or competitive technologies may adversely affect demand for our automotive carbon products;

•	we face competition from producers of alternative products and new technologies

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by a decrease in government infrastructure spending;

•	our printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

•
the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other matters such as labor difficulties, equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;

•	if we are unable to protect our intellectual property and other proprietary information we may lose significant competitive advantage;

•	information technology security risks;

•	government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

Overview
Ingevity is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments: Performance Materials and Performance Chemicals.
Our Performance Materials segment consists of our automotive technologies and process purifications product families. Automotive technologies produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. Process purifications produces a number of activated carbon products for food, water, beverage and chemical purification applications. Our Performance Chemicals segment primarily addresses applications in three product families: pavement technologies, oilfield technologies and industrial specialties. Ingevity’s Performance Chemical products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, printing inks, adhesives, agrochemicals, and lubricants.

Recent Developments
2018 Senior Notes
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture dated as of January 24, 2018 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting deferred financing fees of $5.6 million, were approximately $294.4 million. We intend to use the net proceeds from the sale of the Notes to finance our planned purchase of substantially all the assets primarily used in the pine chemicals business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC and for general corporate purposes.
 Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.
 The Indenture contains certain customary covenants (including covenants limiting Ingevity and our restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Indenture could result in the acceleration of the Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and our subsidiaries.
Pending Georgia Pacific's Pine Chemical Business Acquisition
On August 22, 2017, we entered into the Purchase Agreement with GP and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, to purchase Pine Chemical Business, including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products.
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. We intend to use the net proceeds from the $300.0 million senior unsecured notes issued on January 24, 2018, to finance the Acquisition. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.
In addition, at the closing of the Acquisition, the Company and GP intend to enter into certain transition and shared services agreements to effectuate the transfer of the assets pursuant to the Acquisition. Separately, at the closing of the Acquisition, Ingevity and GP will also enter into a supply agreement, whereby certain GP paper mills will supply CTO to Ingevity at market-based prices for a term of 20 years.
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
The Registration Statement was declared effective by the SEC on April 25, 2016, and Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016, under the symbol "NGVT".
Unless the context otherwise requires, references to "we," "us," "our," "Ingevity" and the "Company" refer to Ingevity Corporation and its consolidated subsidiaries after giving effect to the Separation.

Results of Operations

	Years Ended December 31,
In millions, except per share data	2017	2016	2015
Net sales	$972.4	$908.3	$958.3
Cost of sales	643.4	633.9	682.9
Gross profit	329.0	274.4	275.4
Selling, general and administrative expenses	106.4	96.4	92.7
Research and technical expenses	19.8	17.6	17.4
Separation costs	0.9	17.5	17.2
Restructuring and other (income) charges, net	3.7	41.2	(7.5)
Acquisition costs	7.1	—	—
Other (income) expense, net	0.5	(3.2)	(1.0)
Interest expense	18.1	19.3	20.1
Interest income	(2.3)	(1.4)	—
Income (loss) before taxes	174.8	87.0	136.5
Provision (benefit) for income taxes	29.6	42.6	52.2
Net income (loss)	145.2	44.4	84.3
Less: Net income (loss) attributable to noncontrolling interests	18.7	9.2	4.6
Net income (loss) attributable to Ingevity stockholders	$126.5	$35.2	$79.7
Net Sales Comparison of Years Ended December 31, 2017, 2016 and 2015

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2017	$972.4	7%	—%	(1)%	8%
Year Ended December 31, 2016	908.3	(5)%	—%	(3)%	(2)%
Year Ended December 31, 2017 vs. 2016
Net sales were $972.4 million and $908.3 million for the years ended December 31, 2017 and 2016, respectively. The sales increase in 2017 was driven by favorable volume of $72.7 million (eight percent of sales). Performance Materials and Performance Chemicals contributed $54.5 million and $18.2 million, respectively, to the volume impacts during the year. The sales increase was tempered by unfavorable pricing and product mix of $7.6 million (one percent of sales) across both segments, as well as unfavorable foreign exchange impacts of $1.0 million.
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

Cost of sales
Year Ended December 31, 2017 vs. 2016
Cost of sales were $643.4 million (66% of sales) and $633.9 million (70 percent of sales) for the years ended December 31, 2017 and 2016, respectively. Increased cost of sales was driven by the sales volume increase resulting in a $31.2 million increase to cost of sales and depreciation and amortization of $0.5 million. These increases were partially offset by lower input costs related to petroleum-based raw materials, energy, and CTO impacting cost of sales by $14.1 million, manufacturing-related spending of $8.0 million due to favorable productivity costs and reduced cost of sales in foreign locations stemming from the strength of the U.S. dollar of $0.1 million.
Year Ended December 31, 2016 vs. 2015
Cost of sales were $633.9 million (70% of sales) and $682.9 million (71 percent of sales) for the years ended December 31, 2016 and 2015, respectively.  Reduced cost of sales was driven by sales volume declines resulting in a $35.8 million reduction to cost of sales, lower input costs related to petroleum-based raw materials, energy, and CTO impacting cost of sale by $19.9 million, and reduced cost of sales in foreign locations stemming from the strength of the U.S. dollar of $1.8 million. These decreases were partially offset by increased depreciation and amortization of $4.2 million and manufacturing-related spending of $4.3 million due to unfavorable productivity costs, a portion of which related to the startup of our Performance Materials’ activated carbon manufacturing facility in Zhuhai, China.
Selling, general and administrative expenses
Year Ended December 31, 2017 vs. 2016
Selling, general and administrative ("SG&A") expenses were $106.4 million (11 percent of sales) and $96.4 million (11 percent of sales) for the years ended December 31, 2017 and 2016, respectively. The increase in SG&A is primarily due to higher incentive compensation costs driven by the improvements in gross profit as compared to the prior period. Increased gross profit translates into higher Adjusted EBITDA which is our primary metric for incentive-based compensation. Adjusted EBITDA is defined under the section entitled "Use of Non-GAAP Financial Measures" within this MD&A. SG&A expenses as a percentage of sales were relatively flat year over year.
Year Ended December 31, 2016 vs. 2015
SG&A expenses were $96.4 million (11 percent of sales) and $92.7 million (10 percent of sales) for the years ended December 31, 2016 and 2015, respectively. SG&A expenses increased due to higher employee-related costs partially offset by cost reduction initiatives that commenced in early 2016.
Separation costs
Year Ended December 31, 2017 vs. 2016
Separation costs of $0.9 million and $17.5 million for the years ended December 31, 2017 and 2016, respectively, were expenses related to the Separation. See Note 14 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Year Ended December 31, 2016 vs. 2015
Separation costs of $17.5 million and $17.2 million for the years ended December 31, 2016 and 2015, respectively, were expenses related to the Separation. See Note 14 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

Restructuring and other (income) charges, net
2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million, in severance and other employee-related costs for the year ended December 31, 2017.
During the year ended December 31, 2017, we also recorded $2.4 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016 (see 2016 activities below).
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, we recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $1.8 million. The severance costs began to be paid in the fourth quarter of 2016. Refinery production ceased before year end and the facility was decommissioned in 2017. We recorded $2.6 million of additional miscellaneous exit costs during the year ended December 31, 2016.
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

Detail on the restructuring charges and asset disposal activities is provided below.

	Years Ended December 31,
In millions	2017	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$—	$(11.5)
Severance and other employee-related costs (1)	1.3	6.3	—
Asset write-downs (2)	—	30.6	4.0
Other (income) charges, net (3)	2.4	4.3	—
Total restructuring and other (income) charges, net	$3.7	$41.2	$(7.5)
_______________

(1)	Represents severance and employee benefit charges.

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

Acquisition costs
Years Ended December 31, 2017, 2016, and 2015
Acquisition costs of $7.1 million, zero and zero for the years ended December 31, 2017, 2016 and 2015, respectively, were charges incurred in connection with the planned acquisition of GP's Pine Chemical Business. See Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Interest expense
Interest expense was as follows for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
In millions	2017	2016	2015
Interest expense
Allocated interest expense from WestRock	$—	$7.2	$13.5
Interest expense on capital lease obligations	6.1	6.2	6.6
Interest expense on revolving credit and term loan facility	11.4	5.9	—
Other interest expense, net	0.6	—	—
Total interest expense, net	$18.1	$19.3	$20.1
Interest income
Years Ended December 31 2017, 2016 and 2015
Interest income was $2.3 million, $1.4 million and zero for the years ended December 31, 2017, 2016 and 2015, respectively. Interest income is primarily related to the interest earned on our restricted investment.
Provision (benefit) for income taxes
Additional detail explaining the change in the U.S. Generally Accepted Accounting Principles, or "GAAP", effective tax rate is presented in Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

Year Ended December 31, 2017 vs. 2016
The Company’s effective tax rate was 16.9 percent and 49.0 percent for the years ended December 31, 2017 and 2016, respectively. The decrease in our effective tax rate is mainly due to U.S. Tax Reform, which was enacted in December 2017 and non-deductible costs incurred in 2016 that did not recur in 2017.
Due to U.S. Tax Reform, our U.S. net deferred tax liabilities as of December 31, 2017 were remeasured from 35 percent to 21 percent, resulting in $24.5 million of a provisional deferred income tax benefit and a reduction in our effective tax rate of 14.0 percent. The remaining difference in our effective tax rate for the year ended December 31, 2017 as compared to 2016 is due to non-deductible transaction costs incurred in 2016 associated with the Separation, higher restructuring and other (income charges) incurred in 2016 in legal entities with full valuation allowances and acquisition-related charges incurred in 2017. Excluding the impact of U.S.Tax Reform, separation costs, acquisition-related charges and restructuring and other (income charges) in legal entities with full valuation allowances the change in the effective tax rate period over period was primarily due to a shift in earnings mix as it relates to domestic versus foreign income earned. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Year Ended December 31, 2016 vs. 2015
The Company’s effective tax rate was 49.0% and 38.2% for the years ended December 31, 2016 and 2015, respectively. The differences in these effective rates compared to the combined statutory rates were primarily due to non-deductible transaction costs associated with the Separation in 2016 and the unfavorable results of legal entities with full valuation allowances, including the $32.0 million charge associated with the exit of our refinery operations in Palmeira, Santa Catarina, Brazil. Excluding the impact of restructuring and other (income charges), separation costs and losses from legal entities with full valuation allowances the change in the effective tax rate period over period was primarily due to a shift in earnings mix as it relates to domestic versus foreign income earned. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Net income (loss) attributable to noncontrolling interests
Year Ended December 31, 2017, 2016, and 2015
Net income (loss) attributable to noncontrolling interests was $18.7 million, $9.2 million and $4.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance for the years ended December 31, 2017, 2016, and 2015.
Net income (loss) attributable to Ingevity stockholders
Year Ended December 31, 2017 vs. 2016
Net income (loss) attributable to Ingevity stockholders was $126.5 million and $35.2 million for the years ended December 31, 2017 and 2016, respectively. The year over year impact was primarily driven by a reduction in separation and restructuring and other charges of $54.1 million, slightly offset by acquisition-related charges of $7.1 million. The favorable impact of U.S. Tax Reform for 2017, compared to 2016, was a tax benefit of $24.5 million. Excluding these changes, Net income (loss) attributable to Ingevity stockholders increased by $22.1 million. This increase was primarily driven by strong segment operating profits from both segments, including an increase of $23.6 million in Performance Chemicals and $15.1 million in Performance Materials, offset by an increase in non-controlling interest of $9.5 million.
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
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of our segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 3 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
Performance Materials

In millions	Years Ended December 31,
	2017	2016	2015
Net Sales
Automotive Technologies product line	312.5	263.5	222.5
Process Purification product line	36.8	37.5	33.9
Total Performance Materials - Net sales	$349.3	$301.0	$256.4
Segment operating profit	122.0	106.9	79.7
Net Sales Comparison of Years Ended December 31, 2017, 2016, and 2015

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2017	$349.3	16%	(1)%	(1)%	18%
Year Ended December 31, 2016	$301.0	17%	—%	—%	17%
Year Ended December 31, 2017 vs. 2016
Segment net sales for the Performance Materials segment were $349.3 million and $301.0 million for the years ended December 31, 2017 and 2016, respectively. The sales increase in 2017 was driven by $54.5 million (18 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption. These gains were partially offset by $3.8 million (one percent of sales) in pricing and product mix and unfavorable foreign currency exchange impacts of $2.4 million (one percent of sales).
Segment operating profit for the Performance Materials segment was $122.0 million and $106.9 million for the years ended December 31, 2017 and 2016, respectively. Segment operating profit increased $15.1 million primarily due to $27.1 million in favorable volumes and $0.4 million in favorable pricing and product mix. These gains were partially offset by higher SG&A expenses of $8.5 million, higher production and operating costs associated with increased production of $3.2 million, and foreign currency exchange impacts of $0.7 million.
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
Performance Chemicals

	Years Ended December 31,
In millions	2017	2016	2015
Net sales
Pavement Technologies product line	$163.0	$148.8	$147.5
Oilfield Technologies product line	77.8	58.5	78.0
Industrial Specialties product line	382.3	400.0	476.4
Total Performance Chemicals - Net sales	$623.1	$607.3	$701.9

Segment operating profit	80.3	56.7	86.6
Net Sales Comparison of Years Ended December 31, 2017, 2016, and 2015

		Percentage change vs. prior year
In millions	Net sales	Total change	Currency effect	Price/Mix	Volume
Year ended December 31, 2017	$623.1	3%	—%	—%	3%
Year ended December 31, 2016	$607.3	(13)%	—%	(5)%	(8)%
Year Ended December 31, 2017 vs. 2016
Segment net sales for the Performance Chemicals segment were $623.1 million and $607.3 million for the years ended December 31, 2017 and 2016, respectively. The sales increase was driven by favorable volume of $18.2 million (three percent of sales) driven by oilfield technologies ($24.6 million) and pavement technologies ($9.8 million), partially offset by unfavorable volume in industrial specialties ($16.2 million). The favorable volume was partially offset by unfavorable pricing and product mix of $3.8 million in certain industrial specialties ($2.5 million) and oilfield technologies ($5.5 million) markets, partially offset by favorable pricing and product mix in pavement technologies ($4.2 million). The sales increase was also driven by $1.4 million of favorable foreign currency exchange.
Segment operating profit for the Performance Chemicals segment was $80.3 million and $56.7 million for the years ended December 31, 2017 and 2016, respectively. Segment operating profit increased $23.6 million due to favorable manufacturing productivity of $27.3 million, as well as favorable volume of $7.5 million. These gains were offset by unfavorable foreign currency exchange impacts of $5.3 million, unfavorable SG&A expenses of $3.8 million, and unfavorable pricing and product mix of $2.1 million.
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
Use of Non-GAAP Financial Measures
Ingevity has presented certain financial measures, defined below, which have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. The company believes these non-GAAP measures provide investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance and projected future results.

Ingevity uses the following non-GAAP measures:

Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, separation costs, restructuring and other (income) charges, net, acquisition costs and depreciation and amortization.

Segment EBITDA is defined as segment operating profit plus depreciation and amortization.

We use the above financial measures as the primary measures of profitability used by managers of the business and its segments. In addition, we believe Adjusted EBITDA and Segment EBITDA are useful measures because they exclude the effects of financing and investment activities as well as non-operating activities. These non-GAAP financial measures are not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. Reconciliations of these non-GAAP financial measures are set forth within this section.

Reconciliation of Net Income to Adjusted EBITDA
	Years Ended December 31,
In millions	2017	2016	2015
Net income (loss) (GAAP)	$145.2	$44.4	$84.3
Provision (benefit) for income taxes	29.6	42.6	52.2
Interest expense	18.1	19.3	20.1
Interest income	(2.3)	(1.4)	—
Depreciation and amortization	40.4	38.8	34.6
Separation costs	0.9	17.5	17.2
Restructuring and other (income) charges, net	3.7	41.2	(7.5)
Acquisition costs	7.1	—	—
Adjusted EBITDA (Non-GAAP)	$242.7	$202.4	$200.9
Adjusted EBITDA
Year Ended December 31, 2017 vs. 2016
Adjusted EBITDA was $242.7 million and $202.4 million for years ended December 31, 2017 and 2016, respectively. The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Year Ended December 31, 2016 vs. 2015
Adjusted EBITDA was $202.4 million and $200.9 million for years ended December 31, 2016 and 2015, respectively. The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Years Ended December 31,
In millions	2017	2016	2015
Segment operating profit (GAAP)	$122.0	$106.9	$79.7
Depreciation and amortization	19.8	16.4	11.1
Segment EBITDA (Non-GAAP)	$141.8	$123.3	$90.8

Performance Chemicals	Years Ended December 31,
In millions	2017	2016	2015
Segment operating profit (GAAP)	$80.3	$56.7	$86.6
Depreciation and amortization	20.6	22.4	23.5
Segment EBITDA (Non-GAAP)	$100.9	$79.1	$110.1
Performance Materials
Year Ended December 31, 2017 vs. 2016
Segment EBITDA for the Performance Materials segment was $141.8 million and $123.3 million for the years ended December 31, 2017 and 2016, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Year Ended December 31, 2016 vs. 2015
Segment EBITDA for the Performance Materials segment was $123.3 million and $90.8 million for the years ended December 31, 2016 and 2015, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Year Ended December 31, 2017 vs. 2016
Segment EBITDA for the Performance Chemicals segment was $100.9 million and $79.1 million for the years ended December 31, 2017 and 2016, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.

Year Ended December 31, 2016 vs. 2015
Segment EBITDA for the Performance Chemicals segment was $79.1 million and $110.1 million for the years ended December 31, 2016 and 2015, respectively. The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Total Company Outlook and 2018 Guidance
For revenue, favorable volume in Performance Materials and Performance Chemicals oilfield and pavement technologies are expected to be partially offset by negative volume in Performance Chemicals industrial specialties applications as we continue to derivatize higher quantities of TOFA into oilfield and pavement products. We expect to deliver fiscal year 2018 Net sales of $1.07 billion to $1.13 billion.
2018 Adjusted EBITDA is expected to grow by 17% to 26%, which includes expected closure of the Acquisition. This is driven by mix improvement due to volume growth in our higher margin Performance Materials and Performance Chemicals pavement technologies applications, volume growth in oilfield technologies, favorable year over year CTO costs, partially offset by reduced volume in industrial specialties. Some risks to the 2018 outlook include reductions in U.S. vehicle sales and production in automotive applications, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 and 2017 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2017, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and a delay in the Georgia-Pacific Pine Chemicals acquisition. We expect to deliver fiscal year 2018 Adjusted EBITDA of $285 million to $305 million. A reconciliation of Net income to Adjusted EBITDA as projected for 2018 is not provided because we do not forecast Net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net income. These components, net of tax, include additional separation costs associated with the separation from WestRock; further restructuring and other income (charges); acquisition-related charges in connection with the planned acquisition of Pine Chemical Business; and revisions due to future guidance and assessment of U.S. Tax Reform. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.
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
Cash and cash equivalents totaled $87.9 million at December 31, 2017. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at December 31, 2017 included $18.0 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.
Revolving Credit and Term Loan Facility Amendment
On August 21, 2017, we entered into an Incremental Facility Agreement and Amendment No. 1 (the "Amendment") to our existing Credit Agreement, dated as of March 7, 2016 (the "Existing Credit Agreement"). The Amendment established incremental term loan commitments in the aggregate principal amount of $75.0 million and increased the revolving commitments under our Existing Credit Agreement by $150.0 million. The Amendment also extended the maturity date for the loans and commitments under the Existing Credit Agreement by one year, to May 9, 2022. The Amendment was entered to consummate the planned acquisition of Pine Chemical Business.

2018 Senior Notes
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture dated as of January 24, 2018 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting deferred financing fees of $5.6 million were approximately $294.4 million. We intend to use the net proceeds from the sale of the Notes to finance our planned purchase of substantially all the assets primarily used in the pine chemicals business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC and for general corporate purposes.
 Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.
 The Indenture contains certain customary covenants (including covenants limiting Ingevity and our restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Indenture could result in the acceleration of the Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and our subsidiaries.
Other Potential Liquidity Needs
Georgia Pacific's Pine Chemical Business
On August 22, 2017, we entered into the Purchase Agreement with GP and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, to purchase substantially all the assets primarily used in the Pine Chemical Business, including assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products.
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. We intend to use the net proceeds from the $300.0 million senior unsecured notes issued on January 24, 2018, to finance the Acquisition. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.
In addition, at the closing of the Acquisition, the Company and GP intend to enter into certain transition and shared services agreements to effectuate the transfer of the assets pursuant to the Acquisition. Separately, at the closing of the Acquisition, Ingevity and GP will also enter into a supply agreement, whereby certain GP paper mills will supply CTO to Ingevity at market-based prices for a term of 20 years.
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. As of December 31, 2017, we have repurchased $6.6 million, which leaves $93.4 million remaining available for repurchase. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors.
Capital Expenditures
Projected 2018 capital expenditures are expected to be $80 million to $90 million. We have no material commitments associated with these projected capital expenditures as of December 31, 2017.
Cash flow comparison of Years Ended December 31, 2017, 2016, and 2015

	Years Ended December 31,
In millions	2017	2016	2015
Net cash provided by (used in) operating activities	$174.3	$127.9	$72.2
Net cash provided by (used in) investing activities	(58.6)	(126.4)	(89.3)
Net cash provided by (used in) financing activities	(57.8)	(3.4)	27.0
Cash flows provided by (used in) operating activities
During the year ended December 31, 2017, cash flow provided by operations increased primarily due to higher earnings, partially offset by working capital increases compared to 2016. Working capital increases in 2017 when compared to 2016 are further explained below.
Current Assets and Liabilities

	December 31,
In millions	2017	2016
Cash and cash equivalents	$87.9	$30.5
Accounts receivable, net	100.0	89.8
Inventories, net	160.0	151.2
Prepaid and other current assets	20.8	23.7
Total current assets	$368.7	$295.2
Current assets as of December 31, 2017, increased $73.5 million compared to December 31, 2016, primarily due to increases in Cash and cash equivalents. Also, Accounts receivable, net as of December 31, 2017, increased $10.2 million as a result of increased sales volume as compared to December 31, 2016, and Inventories, net increased $8.8 million. This increase was partially offset by decreases in Prepaid and other current assets of $2.9 million.

	December 31,
In millions	2017	2016
Accounts payable	$83.1	$79.2
Accrued expenses	20.0	19.3
Accrued payroll and employee benefits	39.2	25.6
Current portion of long-term debt	9.4	7.5
Income taxes payable	1.5	5.3
Total current liabilities	$153.2	$136.9
Current liabilities as of December 31, 2017, increased by $16.3 million compared to December 31, 2016, primarily driven by increases in Accrued payroll and employee benefits, Current portion of long-term debt, Accounts payable, and Accrued expenses, offset by a decrease of Income taxes payable.

Cash flows provided by (used in) investing activities
The cash used in investing activities each period was driven by capital expenditures. For the years ended December 31, 2017 and 2016, capital spending included base maintenance capital supporting ongoing operations and growth spending, primarily related to the construction of an activated carbon manufacturing facility in China and new Performance Chemicals derivative equipment in North Charleston, South Carolina supporting the adhesives, pavement and oilfield markets. For the year ended December 31, 2016, cash used in investing activities was primarily related to $69.7 million invested in a trust. In accordance with the Separation Agreements, we used a portion of the proceeds from our debt borrowing to be held in a restricted trust. The trust, presented as restricted investment on our consolidated balance sheet, was to secure the principal payment under our $80.0 million capital lease obligation which is payable upon maturity in 2027.

Capital expenditure categories	Years Ended December 31,
In millions	2017	2016	2015
Maintenance capital expenditures	$30.3	$32.3	$33.3
Safety, health and environment	8.2	7.4	12.1
Growth and cost improvement capital expenditures	14.1	17.0	55.5
Total capital expenditures	$52.6	$56.7	$100.9

Cash flows provided by (used in) financing activities
Cash used by financing activities for the year ended December 31, 2017 was $57.8 million, and was driven by net repayments of $111.9 million (refer to Note 9 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our Revolving Credit and Term Loan Facility Amendment), noncontrolling interest distributions of $12.3 million, and $6.6 million to repurchase shares according the publicly announced Share Repurchase program.
Cash used by financing activities in the year ended December 31, 2016 was $3.4 million, and was driven by net borrowings of $402.5 million (refer to Note 9 in the Consolidated Financial Statements for more information) and an inflow from transactions with WestRock of $51.9 million offset by a distribution to WestRock at Separation of $448.5 million.
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
Contractual Obligations
We enter into various contractual obligations throughout the year. Presented below are the contractual obligations of Ingevity as of December 31, 2017, and the time period in which payments under the obligations are due. Included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on Ingevity and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts and supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligation.

	Payments due in period
In millions	Total at December 31, 2017	2018	2019-2020	2021-2022	2023 and beyond
Contractual obligations(1)
Debt maturities	$375.0	$9.4	$46.9	$318.7	$—
Contractual interest (2)	34.3	5.1	19.1	10.1	—
Capital lease obligations (3)	138.3	6.1	12.2	12.2	107.8
Operating lease obligations	56.9	19.1	22.9	8.5	6.4
Purchase obligations	151.8	148.7	3.1	—	—
Pending acquisition (4)	315.0	315.0	—	—	—
Total	$1,071.3	$503.4	$104.2	$349.5	$114.2
_______________

(1)	Amounts included in this Contractual Obligations table do not include any obligations associated the $300.0 million senior unsecured notes issued on January 24, 2018.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $375.0 million of long-term debt subject to variable interest rates at December 31, 2017. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2017. Variable rates are determined by the market and will fluctuate over time.

(3)	Amounts include the interest payments under the capital lease as well as the principal payment due in 2027.

(4)
Amounts include the purchase price for the pending acquisition of GP's Pine Chemical Business. The closing is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. See "Recent Developments - Pending Georgia Pacific's Pine Chemical Business Acquisition" included within Part II. Item 7 of this Form 10-K for more information.

New Accounting Guidance
Refer to the Note 4 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Consolidated Financial Statements.

Critical Accounting Policies
Our principal accounting policies are described in Note 3 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
Revenue recognition:  We recognize revenues at the point when title and the risk of ownership passes to the customer. Substantially all of Ingevity’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Amounts billed for sales and use taxes, value-added taxes and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the consolidated income statements. We record a liability until remitted to the respective taxing authority.
Accounts receivable and allowance for doubtful accounts:  Accounts receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Accounts receivables have been reduced by an allowance for doubtful accounts of $0.4 million and $0.3 million at December 31, 2017 and 2016, respectively.
Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $16.4 million and $15.5 million as of December 31, 2017 and 2016, respectively. Sales to this customer, which are included in our Performance Chemicals segment, were 8 percent, 9 percent and 11 percent of total net sales for the years ended December 31, 2017, 2016 and 2015, respectively. No other customers individually accounted for greater than 10 percent of Ingevity’s consolidated net sales.
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
Income taxes:  The Company is subject to income taxes in the United States and numerous foreign jurisdictions, including China. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies. Please see Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the Consolidated Statements of Operations.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 16 percent of our net sales in 2017. Ingevity's significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the year ended December 31, 2017, would have changed our net sales and income before income taxes by approximately $8 million or one percent and $4 million or two percent, respectively.
Concentration of credit risk
Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $16.4 million and $15.5 million as of December 31, 2017 and 2016, respectively. Sales to this customer, which are included in our Performance Chemicals segment, were 8 percent, 9 percent and 11 percent of total net sales for the years ended December 31, 2017, 2016 and 2015, respectively. No other customers individually accounted for greater than 10 percent of Ingevity’s consolidated net sales.
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
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which is approximately 13 percent of all of our cost of sales and 35 percent of our raw materials purchases for the year ended December 31, 2017. Pricing for CTO is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the year ended December 31, 2017, a hypothetical unhedged, unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $7 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the year ended December 31, 2017. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. In December 2017, we entered into certain derivative financial instruments in order to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases. Refer to the Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our natural gas price risk hedging program. For the year ended December 31, 2017, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $1.4 million. As of December 31, 2017, open commodity contracts hedge forecasted transactions until December 31, 2018. The fair value of the outstanding designated natural gas commodity hedge contracts as of December 31, 2017 was less than $0.1 million.
The net fair value of swap contracts and zero cost collar option contracts was less than $0.1 million and zero as of December 31, 2017 and 2016, respectively. The potential increase in fair value from a 10% favorable change in the underlying commodity prices, in U.S. dollar terms, would be $0.5 million and zero at December 31, 2017 and 2016, respectively. The potential decrease in fair value from a 10% adverse change in the underlying commodity prices, in U.S. dollar terms, would be $0.4 million and zero at December 31, 2017 and 2016, respectively.
Interest Rate Risk
As of December 31, 2017, approximately $375 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 22 percent.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their report, which is presented on the following page.

Date:	February 28, 2018

By:	/S/ D. MICHAEL WILSON	/S/ JOHN C. FORTSON
	D. Michael Wilson	John C. Fortson
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingevity Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ingevity Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 28, 2018

We have served as the Company’s auditor since 2015.

INGEVITY CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
In millions, except per share data	2017	2016	2015
Net sales	$972.4	$908.3	$958.3
Cost of sales	643.4	633.9	682.9
Gross profit	329.0	274.4	275.4
Selling, general and administrative expenses	106.4	96.4	92.7
Research and technical expenses	19.8	17.6	17.4
Separation costs	0.9	17.5	17.2
Restructuring and other (income) charges, net	3.7	41.2	(7.5)
Acquisition costs	7.1	—	—
Other (income) expense, net	0.5	(3.2)	(1.0)
Interest expense	18.1	19.3	20.1
Interest income	(2.3)	(1.4)	—
Income (loss) before taxes	174.8	87.0	136.5
Provision (benefit) for income taxes	29.6	42.6	52.2
Net income (loss)	145.2	44.4	84.3
Less: Net income (loss) attributable to noncontrolling interests	18.7	9.2	4.6
Net income (loss) attributable to Ingevity stockholders	$126.5	$35.2	$79.7

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$3.00	$0.83	$1.89
Diluted earnings (loss) per share attributable to Ingevity stockholders	$2.97	$0.83	$1.89

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In millions	2017	2016	2015
Net income (loss)	$145.2	$44.4	$84.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8.3	(2.9)	(9.2)

Derivative instruments:
Unrealized gain (loss), net of tax of zero, zero, and $0.6	(0.1)	—	(1.9)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax of zero, ($0.6) and ($0.6)	0.1	1.0	1.9

Total derivative instruments, net of tax of zero, ($0.6) and zero	—	1.0	—

Pension & Other postretirement benefits
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.4, $0.3, and zero	(0.7)	(0.6)	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero, zero and zero	—	—	—

Total pension and other postretirement benefits, net of tax of $0.4, $0.3, and zero	(0.7)	(0.6)	—

Other comprehensive income (loss), net of tax of ($0.4), ($0.3) and zero	7.6	(2.5)	(9.2)
Comprehensive income (loss)	152.8	41.9	75.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	18.7	9.2	4.6
Comprehensive income (loss) attributable to the Ingevity stockholders	$134.1	$32.7	$70.5

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2017	2016
Assets
Cash and cash equivalents	$87.9	$30.5
Accounts receivable, net of allowance of $0.4 at 2017 and $0.3 at 2016	100.0	89.8
Inventories, net	160.0	151.2
Prepaid and other current assets	20.8	23.7
Current assets	368.7	295.2
Property, plant and equipment, net	438.5	422.8
Goodwill	12.4	12.4
Other intangibles, net	4.9	7.3
Deferred income taxes	3.4	3.4
Restricted investment	71.3	69.7
Other assets	30.4	22.0
Total Assets	$929.6	$832.8
Liabilities and equity
Accounts payable	$83.1	$79.2
Accrued expenses	20.0	19.3
Accrued payroll and employee benefits	39.2	25.6
Current maturities of long-term debt	9.4	7.5
Income taxes payable	1.5	5.3
Current liabilities	153.2	136.9
Long-term debt including capital lease obligations	444.0	481.3
Deferred income taxes	41.3	69.8
Other liabilities	13.2	10.2
Total Liabilities	651.7	698.2
Commitments and contingencies (Note 18)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; no issued and outstanding at 2017 and 2016)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,208,973 and 42,116,430 issued and 42,089,103 and 42,115,824 outstanding at 2017 and 2016, respectively)	0.4	0.4
Additional paid-in capital	140.1	129.9
Retained earnings	142.8	16.0
Accumulated other comprehensive loss	(11.7)	(19.0)
Treasury stock, common stock, at cost (119,870 and 606 shares at 2017 and 2016, respectively)	(7.7)	(0.3)
Total Ingevity stockholders' equity	263.9	127.0
Noncontrolling interests	14.0	7.6
Total Equity	277.9	134.6
Total Liabilities and Equity	$929.6	$832.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Net parent investment	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total Equity
Balance at December 31, 2014	—	$—	$421.3	$—	$—	$(7.3)	$—	$2.6	$416.6
Net income (loss)	—	—	79.7	—	—	—	—	4.6	84.3
Other comprehensive income (loss)	—	—	—	—	—	(9.2)	—	—	(9.2)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(3.4)	(3.4)
Transactions with parent	—	—	29.1	—	—	—	—	—	29.1
Balance at December 31, 2015	—	$—	$530.1	$—	$—	$(16.5)	$—	$3.8	$517.4
Net income (loss)	—	—	19.2	—	16.0	—	—	9.2	44.4
Other comprehensive income (loss)	—	—	—	—	—	(2.5)	—	—	(2.5)
Issuance of common stock at separation	42,101.6	0.4	—	(0.4)	—	—	—	—	—
Common stock issued - compensation plans	14.8	—	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	—	(0.3)	—	(0.3)
Cash distributed to WestRock at Separation	—	—	(448.5)	—	—	—	—	—	(448.5)
Net transfers to parent	—	—	24.8	—	—	—	—	—	24.8
Reclassifications from net parent investment to additional paid in capital	—	—	(125.6)	125.6	—	—	—	—	—
Noncontrolling interest distributions	—	—	—	—	—	—	—	(5.4)	(5.4)
Share-based compensation plans	—	—	—	4.7	—	—	—	—	4.7
Balance at December 31, 2016	42,116.4	$0.4	$—	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
Net income (loss)	—	—	—	—	126.5	—	—	18.7	145.2
Other comprehensive income (loss)	—	—	—	—	—	7.6	—	—	7.6
Common stock issued	85.9	—	—	—	—	—	—	—	—
Exercise of stock options, net	6.6	—	—	0.2	—	—	—	—	0.2
Tax payments related to vested restricted stock units	—	—	—	—	—	—	(1.2)	—	(1.2)
Share repurchase program	—	—	—	—	—	—	(6.6)	—	(6.6)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(12.3)	(12.3)
Share-based compensation plans	—	—	—	10.0	—	—	0.4	—	10.4
Reclassification of certain deferred tax effects	—	—	—	—	0.3	(0.3)	—	—	—
Balance at December 31, 2017	42,208.9	$0.4	$—	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
In millions	2017	2016	2015
Cash provided by (used in) operating activities:
Net income (loss)	$145.2	$44.4	$84.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40.4	38.8	34.6
Deferred income taxes	(25.7)	(7.9)	8.3
Disposal/impairment of assets	2.2	1.5	3.9
Restructuring and other (income) charges, net	3.7	41.2	(7.5)
Share-based compensation	10.1	4.7	—
Pension and other postretirement benefit costs	1.3	0.7	—
Other non-cash items	7.3	4.8	0.8
Changes in operating assets and liabilities:
Accounts receivable, net	(9.5)	5.7	8.5
Inventories, net	(6.6)	(2.2)	(24.1)
Prepaid and other current assets	6.5	(3.9)	(6.7)
Accounts payable	1.7	(1.5)	(22.3)
Accrued expenses	1.6	(1.9)	1.0
Accrued payroll and employee benefit costs	13.4	15.0	(7.8)
Income taxes	(7.3)	4.5	0.8
Pension contribution	(1.4)	(1.0)	—
Restructuring and other spending	(5.5)	(8.3)	—
Changes in all other operating assets and liabilities, net	(3.1)	(6.7)	(1.6)
Net cash provided by (used in) operating activities	$174.3	$127.9	$72.2
Cash provided by (used in) investing activities:
Capital expenditures	(52.6)	(56.7)	(100.9)
Proceeds from divestiture	—	—	11.0
Net investment in equity securities	(1.4)	—	—
Restricted investment	(1.6)	(69.7)	—
Other investing activities, net	(3.0)	—	0.6
Net cash provided by (used in) investing activities	$(58.6)	$(126.4)	$(89.3)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
In millions	2017	2016	2015
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	(111.9)	111.9	—
Proceeds from long-term borrowings	75.0	300.0	—
Payments on long-term borrowings	—	—	(5.8)
Debt issuance costs	(1.3)	(3.6)	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	(9.4)	7.1
Tax payments related to withholdings on vested restricted stock units	(1.2)	(0.3)	—
Proceeds and withholdings from share-based compensation plans, net	0.5	—	—
Repurchases of common stock under publicly announced plan	(6.6)	—	—
Noncontrolling interest distributions	(12.3)	(5.4)	(3.4)
Cash distributed to WestRock at Separation	—	(448.5)	—
Transactions with WestRock, net	—	51.9	29.1
Net cash provided by (used in) financing activities	$(57.8)	$(3.4)	$27.0
Increase (decrease) in cash and cash equivalents	57.9	(1.9)	9.9
Effect of exchange rate changes on cash	(0.5)	0.4	2.2
Change in cash, cash equivalents and restricted cash	57.4	(1.5)	12.1
Cash, cash equivalents, and restricted cash at beginning of period (1)	30.5	32.0	19.9
Cash, cash equivalents, and restricted cash at end of period (1)	$87.9	$30.5	$32.0
_______________
(1) There was no restricted cash for any periods presented.
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$16.0	$15.1	$6.5
Cash paid for income taxes, net of refunds	$61.9	$22.4	$1.4
Purchases of property, plant and equipment in accounts payable	$5.1	$3.7	$1.3

The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 1: Background
Ingevity Corporation ("Ingevity," "the company", "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
Our Performance Materials segment consists of our automotive technologies and process purifications product families. Automotive technologies produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. Process purifications produces a number of activated carbon products for food, water, beverage and chemical purification applications.
Our Performance Chemicals segment consists of our pavement technologies, oilfield technologies and industrial specialties product families. Ingevity’s Performance Chemical products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, printing inks, adhesives, agrochemicals, and lubricants.
Separation and Distribution
On May 15, 2016 (the "Distribution Date"), we completed the previously announced separation of Ingevity from WestRock Company (“WestRock”) (herein referred to as the "Separation"). The Separation was completed pursuant to a Separation and Distribution Agreement and other agreements with WestRock related to the Separation, including an Employee Matters Agreement ("EMA"), a Tax Matters Agreement ("TMA"), a Transition Services Agreement and an Intellectual Property Agreement (collectively, the "Separation Agreements"), each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2016. The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business of May 4, 2016 (the "Record Date"). Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT".
Note 2: Basis of Consolidation and Presentation
Ingevity did not operate as a separate, stand-alone entity for the full period covered by these Consolidated Financial Statements. Our consolidated balance sheet as of December 31, 2017 and 2016, respectively, our consolidated statement of operations and consolidated statement of comprehensive income (loss) for the year ended December 31, 2017, as well as our consolidated statement of cash flows for the year ended December 31, 2017 consists of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our consolidated statements of operations and consolidated statements of comprehensive income (loss) for the years ended December 31, 2016 and 2015, respectively, as well as our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the spin-off on May 15, 2016.
Prior to the Separation, Ingevity's operations were included in WestRock's financial results and were comprised of certain WestRock wholly owned legal entities for which Ingevity was the sole business and components of legal entities in which Ingevity operated in conjunction with other WestRock businesses. For periods prior to May 15, 2016, the accompanying Consolidated Financial Statements were prepared from WestRock's historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from WestRock. Prior to May 15, 2016, WestRock's net investments in these operations is shown in lieu of Ingevity stockholder's equity in the Consolidated Financial Statements. The Consolidated Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Ingevity business. In all periods presented within these Consolidated Financial Statements all intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. In all periods presented within the Consolidated Financial Statements, our noncontrolling interest represents the 30 percent ownership interest held by a third party U.S. based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

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
Note 3:   Summary of significant accounting policies
Noncontrolling interests: When our ownership in a consolidated legal entity is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Our noncontrolling interests for the periods ended December 31, 2017, 2016 and 2015, represents the 30 percent ownership interest held by a third party U.S. based company in our consolidated Purification Cellutions LLC ("PurCell") legal entity. PurCell is the legal entity that owns technology associated with, and manufactures, our structured honeycomb scrubber products within our Performance Materials segment. Net income (loss) attributable to noncontrolling interest as presented on our consolidated statement of operations also represents the 30 percent of the pre-tax earnings from PurCell owned by the third party. PurCell is a limited liability company which is treated as a "pass-through" entity for tax purposes. Although we consolidated 100 percent of PurCell, only 70 percent of PurCell's earnings are included in the calculation of Ingevity's provision for income taxes as presented on the consolidated statement of operations.
Estimates and assumptions:  We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.
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
Accounts receivable and allowance for doubtful accounts:  Accounts receivable, net on the consolidated balance sheets are comprised of trade receivable less allowances for doubtful accounts. Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for doubtful accounts at December 31, 2017 and 2016, were $0.4 million and $0.3 million, respectively.
Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $16.4 million and $15.5 million as of December 31, 2017 and 2016, respectively. Sales to this customer, which are included in the Performance Chemicals segment, were 8 percent, 9 percent, and 11 percent of total net sales for the years ended December 31, 2017, 2016 and 2015, respectively. No other customers individually accounted for greater than 10 percent of the Ingevity's consolidated net sales.
Inventories, net:  Inventories are valued at net realizable value. Cost is determined using the last-in, first-out method (“LIFO”) for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out ("FIFO") or average cost methods. As of December 31, 2017, approximately 21 percent, 13 percent and

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

66 percent of our inventories were accounted for under the FIFO, average cost, and LIFO methods, respectively. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead.
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
Repair and Maintenance Costs: We expense routine repair and maintenance costs as we incur them. We defer expenses incurred during planned major maintenance activities and record these amounts to “Other assets” on our consolidated balance sheet. Deferred amounts are recognized as expense ratably, over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows. The timing of this maintenance can vary by manufacturing plant and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.
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
Goodwill and other intangible assets:  Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We review the recorded value of goodwill at least annually at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. If goodwill is required to be tested for impairment, a two-step process is utilized. The first step is to identify a potential impairment and the second step is to measure the amount of the impairment loss, if any. The second step is not necessary unless an impairment indicator is identified in step one. Goodwill is deemed to be impaired after step two if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Upon the adoption of ASU 2017-04, as further described in Note 4, "step two" of the two-step process will be eliminated, see more information on the impact of adopting this new accounting standard in Note 4.
The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method. The following assumptions are key to the income approach: 1). business projections; 2). growth rates; 3). discount rates; 4). tax rates.
Other intangible assets are comprised of finite-lived intangible assets consisting primarily of brand, representing trademarks, trade names and know-how, customer contracts and relationships. Other intangible assets are amortized over their estimated useful lives which range from 5 to 20 years. See Note 8 for additional information.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Capitalized software:  Capitalized software for internal use is included in "Other assets" on the consolidated balance sheets. Amount capitalized are presented in "Capital expenditures" on our consolidated statements of cash flow. Capitalized software is amortized using the straight-line over the estimated useful lives ranging from 1 to 7 years. Amortization is recorded to "Costs of sales" on our consolidated statements of operations for software directly used in the production of inventory and "Selling, general and administrative expenses" on our consolidated statements of operations for software used for non-production related activities.
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
Revenue recognition:  We recognize revenues at the point when title and the risk of ownership passes to the customer. Substantially all of Ingevity’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Amounts billed for sales and use taxes, value-added taxes and certain excise and other specific transactional taxes imposed on revenue-producing transactions are presented on a net basis and excluded from sales in the consolidated income statements. We record a liability until remitted to the respective taxing authority.
Shipping and handling costs:  Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.
Cost of sales:  Costs primarily consists of the cost of inventory sold and other production related costs. These costs include raw materials, direct labor, manufacturing overhead, packaging costs and maintenance costs. Shipping and handling costs are also recorded to cost of sales.
Selling, general and administrative expenses:  Costs are expensed as incurred and primarily include employee compensation costs related to sales, and office personnel, office expenses, and other expenses not directly related to our manufacturing operations. Costs also include advertising and promotional costs.
Research and technical expenses:  Cost are expensed as incurred and primarily include employee compensation, technical equipment costs and material testing and innovation related expenses.
Royalty expense: Our Performance Materials and Performance Chemicals segments have licensing agreements with third parties requiring us to pay royalties for certain technologies we use in the manufacturing our of products. Royalty expense is recognized as incurred and recorded to "Cost of sales" on our consolidated statements of operations.
Income taxes:  The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, including China. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies. Please see Note 17 for more information.
The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the consolidated statements of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Ingevity’s pre-Separation activity in the U.S. will be reported in WestRock’s U.S. consolidated income tax return and certain foreign activity will be reported in WestRock tax paying entities in those jurisdictions. Under the Tax Matters Agreement of the Separation, WestRock is responsible for the income tax liabilities associated with all U.S. operations prior to Separation and for the historic operations of certain foreign legal entities retained by WestRock after the Separation. For periods prior to the Separation, the income tax provision included in the Consolidated Financial Statements, related to domestic and certain foreign operations, was calculated on a separate return basis, as if Ingevity was a separate taxpayer and the resulting current tax receivable or liability, including any liabilities related to uncertain tax positions, was settled with WestRock through equity at Separation. In other foreign taxing jurisdictions, the operations of Ingevity were always conducted in discrete legal entities, each of which files separate tax returns, and all resulting income tax assets and liabilities, including any liabilities related to uncertain tax positions, are reflected in the consolidated balance sheets of Ingevity.
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
In conjunction with the Separation, the employees of Ingevity stopped participating in WestRock pension and post-retirement benefit plans. We assumed certain domestic and international pension and other post-retirement benefit obligations from WestRock on the date of Separation. We established new qualified and non-qualified benefit plans to continue the pension and postretirement benefits provided to its employees and retirees based on the obligations assumed from WestRock. The expense related to the current employees of Ingevity as well as the expense related to retirees of Ingevity are included in the Consolidated Financial Statements. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates and expected return on plan assets. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans' actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans' demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans' funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information.
Share-based compensation:  We recognize compensation expense in our Consolidated Financial Statements for all share-based compensation arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award and expense is recognized over the grantee's requisite service period; forfeitures are recognized as they occur. We calculate the fair value of our stock options using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSU"s), non-employee director deferred stock units ("DSU"s) and performance-based restricted stock units ("PSU"s) is determined using our closing stock price on the day of the grant. Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations. See Note 10 for additional information.
Operating segments:  Ingevity’s operating segments are Performance Materials and Performance Chemicals. Our operating segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Ingevity’s chief operating decision maker evaluates the business at the segment level when making decisions about allocating resources and assessing performance of Ingevity as a whole. We evaluate sales in a format consistent with our reportable segments: (1) Performance Materials, which includes wood-based, chemically activated carbon products and (2) Performance Chemicals, which includes specialty pine-based chemical co-products derived from the kraft pulping process. Each segment operates as a portfolio of various end uses for the relevant raw material used in that segment. Business decisions are made and performance is generally measured based upon the total mix of end uses each raw material is being directed at in the segment. See Note 19 for additional information.
Derivative financial instruments: We mitigate certain financial exposures, including currency risk and commodity price exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We formally document all relationships between the derivative financial instrument and hedged item, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivative financial instruments that are

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

designated as cash flow hedges to specific forecasted transactions. We do not hold or issue derivative financial instruments for speculative or trading purposes. We enter into derivative financial instruments which are governed by policies, procedures and internal processes set forth by our Board of Directors.
On the date the derivative financial instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). Cash flow hedges are derivative financial instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative financial instruments that are designated and qualify as a cash flow hedge are recorded on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The gains and losses arising from qualifying hedging instruments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) located in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The reclassification gain or losses of the hedge from AOCI are recorded in the same financial statement caption on the consolidated statements of operations as the hedged item. For example, designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to "Net sales" on the consolidated statement of operations when the forecasted transaction occurs. Designated commodity cash flow hedges gains or losses recorded in AOCI are recognized in "Cost of sales" on the consolidated statements of operations when the inventory is sold. See Note 5 for more information regarding our derivative financial instruments. As further described in Note 4, in the fourth quarter of 2017 we adopted ASU 2017-12, the impact of adoption was not material to our Consolidated Financial Statement and related disclosures.
Relationship with WestRock:  For periods prior to May 15, 2016, these Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, these Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. Such allocated expenses are components of net income in the consolidated statement of operations and are therefore included as a component of net cash provided by (or used in) operating activities in the consolidated statement of cash flows. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Consolidated Financial Statements.
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
Treasury Stock: We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Reclassifications:  Certain prior year amounts have been reclassified to conform with current year's presentation.
Note 4: New accounting guidance
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassifications of Certain Tax Effects from AOCI."

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

This ASU provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the provisions of the December 22, 2017, U.S. Tax Cuts and Jobs Act (the "U.S. Tax Reform"). We early adopted this new ASU in the fourth quarter of 2017 and as a result, we reclassified $0.3 million from AOCI to retained earnings.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" that amends the hedge accounting recognition and presentation requirements under hedge accounting. The new standard will make more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and simplifies how companies assess effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. We early adopted this new ASU during the fourth quarter of 2017. The impact of adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. We have early adopted this new standard during our second quarter of 2017. The impact of adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment in this new standard requires the service cost component to be presented separate from the other components of net benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. We have early adopted this new standard during our first quarter of 2017 on a retrospective basis. The adoption of this new guidance had no impact on our Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04 "Simplifying the Test for Goodwill Impairment (Topic 350)," which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017. The Company will adopt this standard on January 1, 2018. This new guidance will not have a material impact on our Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business." The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. We will adopt this standard on January 1, 2018 and will apply it prospectively to all applicable transactions after the adoption date. We have evaluated this new guidance and have determined that its adoption will not change our conclusions regarding the pending Georgia Pacific's Pine Chemical Business acquisition, refer to Note 16 for more information.
In November 2016, the FASB issued new guidance on restricted cash in ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." The new guidance clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. We have early adopted this new standard during our first quarter of 2017. The impact of adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets in ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The new guidance requires that entities

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset is sold to an outside party. We have early adopted this new standard during our first quarter of 2017. The impact of adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.
In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The new guidance clarifies the classification on the statement of cash flows of certain cash receipts and disbursements such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. This new guidance will not have a material impact on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 "Leases."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessee, the majority of our leases under existing guidance are classified as operating leases and therefore not recorded on the balance sheet but are recorded in the statement of earnings as expense as incurred. Upon adoption of the new guidance, we may be required to record the vast majority of these operating leases on the balance sheet as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the statement of earnings could change based on the classification of leases as either operating or financing; however, we have not completed our evaluation to determine to what extent.
In July 2015, the FASB issued ASU 2015-11 "Simplifying the Measurement of Inventory." This new standard changes the criteria by which to measure inventory. Prior to the issuance of this new standard, inventory was measured at the lower of cost or market value. This required three separate data points in order to measure inventory. The three data points were cost, market with a ceiling of net realizable value and market with a floor of net realizable value less a normal profit margin. This amendment eliminates the two data points defining "market" and replaces them with one, net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not impact inventory measured using last-in, first-out. We adopted this new standard during our first quarter of 2017. The impact of adoption did not have a material effect on our Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09 which is codified in ASC 606 “Revenue from Contracts with Customers” and supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance ("ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to the original ASU 2014-09. The new standard will be effective for Ingevity in the first quarter of 2018 and can be applied using a modified retrospective or full retrospective method. We have decided to adopt this new standard using the modified retrospective method, which results in the recognition of the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity. We have determined that the adoption of this new standard will not have a material impact to our Consolidated Financial Statements, financial condition or liquidity. We do however expect to have enhanced disclosures related to accounting policies, including disclosure of contract assets, contract liabilities as well as disaggregated revenue streams, which we expect to be similar to product line revenue disclosure included in Note 19.
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Consolidated Financial Statements.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 5: Financial Instruments, Risk Management and Fair Value Measurements

Financial Instruments and Risk Management

Ingevity’s operations are exposed to market risks, such as changes in foreign currency exchange rates and commodity prices due to transactions denominated in a variety of foreign currencies and purchases of certain commoditized raw materials and inputs. Changes in these rates and prices may have an impact on Ingevity’s future cash flow and earnings. To mitigate these market risks and their effects, we enter into derivative financial instruments which are governed by policies, procedures and internal processes set forth by our Board of Directors.
Our risk management program also addresses counterparty credit risk by selecting only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions’ credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are reported on a net basis by counterparty, to the extent governed by master netting agreements, in the consolidated balance sheets. Due to our proactive mitigation of these potential credit risk we anticipate performance by our counterparties to these contracts and therefore no material loss is expected.

Foreign Currency Exchange Risk Management

We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. We began our foreign currency exchange risk hedging program in July 2017 and therefore prior to this date we had no derivative financial instruments designated to foreign currency exchange risk. As of December 31, 2017 we had no forward currency exchange contracts or zero cost collar option contracts outstanding.

Commodity Price Risk Management
Certain energy sources used by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of December 31, 2017, we had 1.4 million and 1.4 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of December 31, 2017, open commodity contracts hedge forecasted transactions until December 31, 2018. The fair value of the outstanding designated natural gas commodity hedge contracts as of December 31, 2017 was less than $0.1 million.

Fair-Value Measurements
We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair-value hierarchy. The fair-value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair-value measurement of the instrument.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2017
Assets:
Equity securities (4)	$1.8	$—	$—	$1.8
Total assets	$1.8	$—	$—	1.8
Liabilities:				—
Deferred compensation arrangement (5)	$2.0	$—	$—	$2.0
Separation-related Reimbursement Awards (6)(7)	0.9	—	—	0.9
Total liabilities	$2.9	$—	$—	$2.9

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2016
Liabilities:				—
Deferred compensation arrangement (5)	$0.7	$—	$—	$0.7
Separation-related Reimbursement Awards (6)(7)	2.1	—	—	2.1
Total liabilities	$2.8	$—	$—	$2.8
__________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the consolidated balance sheet.

(5)	Included within "Other liabilities" on the consolidated balance sheet.

(6)	Included within "Accrued expenses" on the consolidated balance sheet.

(7)
This amount represents an amount due to WestRock associated with WestRock equity awards held by Ingevity employees post Separation. In accordance with the Employee Matters Agreement between Ingevity and WestRock entered into in connection with the Separation, we are required to reimburse WestRock the fair market value of awards on the day Ingevity employees exercise their awards. The expense recognized during the years ended December 31, 2017 and 2016 was $0.3 million and $1.6 million, respectively.

At December 31, 2017 and 2016, the book value of capital lease obligations was $80.0 million and $80.0 million, respectively, and the fair value was $92.9 million and $91.6 million, respectively. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs.
The carrying amount of our long-term debt was $365.6 million and $404.4 million as of December 31, 2017 and 2016, respectively. The carrying value is a reasonable estimate of the fair value of our outstanding debt as our outstanding debt is variable interest rate debt.
At December 31, 2017 and 2016, the book value of our restricted investment was $71.3 million and $69.7 million, respectively, and the fair value was $69.6 million and $67.1 million, respectively, based on Level 1 inputs.
The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 6: Inventories, net

	December 31,
In millions	2017	2016
Raw materials	$40.1	$50.8
Production materials, stores and supplies	13.4	12.0
Finished and in-process goods	114.3	109.8
Subtotal	167.8	172.6
Less: excess of cost over LIFO cost	(7.8)	(21.4)
Inventories, net	$160.0	$151.2
Approximately 66 percent and 68 percent of Inventories, net at December 31, 2017 and 2016, respectively, are valued using the LIFO method. During fiscal 2016, inventory quantities carried on a LIFO basis, primarily in our Performance Chemicals' domestic inventory, were reduced which led to liquidations of LIFO inventory quantities. These reductions resulted in a pre-tax decrease of $3.6 million, recorded to "Cost of sales" on our consolidated statement of operations. No such reductions occurred in fiscal 2017 or 2015.
Note 7: Property, plant and equipment, net
Property, plant and equipment, net consist of the following:

	December 31,
In millions	2017	2016 (1)
Machinery and equipment	$792.5	$764.0
Buildings and leasehold equipment	115.0	111.2
Land and land improvements	18.0	17.9
Construction in progress	35.8	26.3
Total cost	961.3	919.4
Less: accumulated depreciation	(522.8)	(496.6)
Property, plant and equipment, net (2)	$438.5	$422.8
_______________

(1)	Certain prior year amounts have been revised to conform with current year's presentation.

(2)
Includes capital leases related to machinery and equipment at our Wickliffe, Kentucky facility of $7.6 million and $9.2 million, net of accumulated depreciation of $62.5 million and $64.0 million at December 31, 2017 and 2016, respectively. Also includes capital leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $5.7 million and $0.4 million, net of accumulated depreciation of $0.2 million and zero, and (b) construction in progress of $2.1 million and $3.4 million at December 31, 2017 and 2016, respectively. The balance as of December 31, 2016, also included capital leases related to our DeRidder, Louisiana manufacturing facility for machinery and equipment of $17.8 million, net of accumulated depreciation of $15.5 million which as of December 31, 2017, are legally owned by Ingevity. Amortization expense associated with these capital leases is included within depreciation expense. The payments remaining under these capital leases obligations are included within Note 18.

Depreciation expense was $35.5 million, $33.2 million, and $28.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 8: Goodwill and other intangible assets, net
The changes in the carrying amount of goodwill by operating segment are as follows:

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2015	$7.6	$4.3	$11.9
Foreign currency translation	0.5	—	0.5
December 31, 2016	$8.1	$4.3	$12.4
Foreign currency translation	—	—	—
December 31, 2017	$8.1	$4.3	$12.4
Our fiscal year 2017 annual goodwill impairment test was performed as of October 1, 2017. We determined no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2017.
All of Ingevity's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	December 31, 2017			December 31, 2016
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.8	$2.1	$13.9	$11.3	$2.6
Customer contracts and relationships	28.2	25.4	2.8	28.2	23.5	4.7
Other intangibles, net	$42.1	$37.2	$4.9	$42.1	$34.8	$7.3
_______________
(1)    Represents trademarks, trade names and know-how.
The amortization expense related to our intangible assets in the table above for the years ended December 31, 2017, 2016 and 2015 is shown in the table below. Amortization expense is included within "Cost of sales" and "Selling, general and administrative expenses" on our consolidated statements of operations.

	Years Ended December 31,
In millions	2017	2016	2015
Amortization expense	$2.4	$2.7	$3.2

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2018 - $1.8 million, 2019 - $1.6 million, 2020 - $0.5 million, 2021 - $0.3 million and 2022 - $0.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 9: Debt including Capital Lease Obligations

2018 Senior Notes
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture dated as of January 24, 2018 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

The net proceeds from the sale of the Notes, after deducting deferred financing fees of $5.6 million were approximately $294.4 million. We intend to use the net proceeds from the sale of the Notes to finance our planned purchase of substantially all the assets primarily used in the pine chemicals business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC and for general corporate purposes.
 Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.
 The Indenture contains certain customary covenants (including covenants limiting Ingevity and our restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Indenture could result in the acceleration of the Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and our subsidiaries.

Revolving Credit and Term Loan Facility Amendment
On August 21, 2017, we entered into an Incremental Facility Agreement and Amendment No. 1 (the “Amendment”) to our existing Credit Agreement, dated as of March 7, 2016 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”). Among other things, the Amendment (i) established incremental term loan commitments in the aggregate principal amount of $75.0 million (the incremental term loans made pursuant thereto, the “Incremental Term Loans”) and (ii) increased the revolving commitments under the Existing Credit Agreement by $150.0 million (the “Incremental Revolving Commitments”). The Amendment also extended the maturity date for the loans and commitments under the Existing Credit Agreement by one year, to May 9, 2022.
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
Loans under the Amended Credit Agreement, including the Incremental Term Loans and loans with respect to the Incremental Revolving Commitments, bear interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin, in the case of base rate loans, ranging between 0.25 percent and 1.00 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.25 percent and 2.00 percent. The applicable margin is based on a total leverage based pricing grid. Fees to revolving lenders under the Amended Credit Agreement, including fees in respect of the Incremental Revolving Commitments, include (i) commitment fees, based on a percentage of the daily unused portions of the facility, ranging from 0.15 percent to 0.30 percent and (ii) customary letter of credit fees.
As consideration for the Amendment, the Company paid to each lender under the Existing Credit Agreement a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans held by such lender immediately prior to the Closing Date.
The credit facilities under the Amended Credit Agreement, including the incremental facilities described herein, will mature on May 9, 2022. The Incremental Term Loans and Term A Loans amortize at a rate equal to 0 percent per annum during the first and second years after the initial funding date of May 9, 2016, 5 percent per annum during the third and fourth years after the initial funding date and 10 percent per annum during the fifth and sixth years after the initial funding date, with the balance due at maturity.
Fees incurred to secure the Amended Credit Agreement have been deferred and will be amortized over the term of the arrangement.
The Amendment also makes certain additional modifications to the terms of the Existing Credit Agreement and related loan documents, including an increase of the maximum consolidated total leverage ratio permitted thereunder from 3.75 to 1.00 to 4.00 to 1.00 (which may be increased to 4.50 to 1.00 under certain circumstances). We were in compliance with all covenants at December 31, 2017.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

As part of the Separation, WestRock required Ingevity to contribute $68.9 million in a trust managed by Bank of New York in order to secure repayment of the capital lease obligation at maturity.  The trust, presented as restricted investment on our consolidated balance sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million capital lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity; therefore, they are held at their amortized cost. The fair value of the investments within the trust was $69.6 million and $67.1 million as of December 31, 2017 and 2016, respectively (see Note 5 for more information). The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within Interest income on our consolidated statement of operations.
Current and Long-term debt including capital lease obligations consisted of the following:

	December 31, 2017		December 31,
In millions	Interest rate	Maturity date	2017	2016
Revolving Credit Facility (1)	2.81%	2022	$—	$111.9
Term Loan Facility	2.82%	2022	375.0	300.0
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			$455.0	$491.9
Less: debt issuance costs			1.6	3.1
Total debt including capital lease obligations, net of debt issuance costs			$453.4	$488.8
Less: debt maturing within one year (2)			9.4	7.5
Long-term debt including capital lease obligations			$444.0	$481.3
_______________

(1)
Letters of credit outstanding under the revolving credit facility were $1.8 million and $3.7 million and available funds under the facility were $548.2 million and $284.4 million at December 31, 2017 and December 31, 2016, respectively.

(2)	Debt maturing within one year is included in "Current maturities of long-term debt" on the consolidated balance sheet.
Note 10: Share-based compensation
Prior to the Separation, share-based compensation expense was allocated to Ingevity based on the portion of WestRock's incentive share-based compensation program in which Ingevity employees participated. Share-based compensation expense allocated by WestRock to Ingevity was zero, $0.5 million, and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. This allocated share-based compensation expense is included in the overall allocations from WestRock discussed further in Note 12.
Equity Incentive Plan
Adopted at Separation, the Ingevity Corporation 2016 Omnibus Incentive Plan grants certain corporate officers, key employees and non-employee directors of Ingevity and subsidiaries different forms of benefits, including stock options, RSUs, DSUs and PSUs. The Ingevity Corporation 2016 Omnibus Incentive Plan has maximum shares reserve of 4,000,000 for the grant of equity awards. As of December 31, 2017, 3,265,453 shares under the Ingevity Corporation 2016 Omnibus Incentive Plan are still available for grants, assuming that Ingevity performs at the target performance level in each year of the three-year performance period for PSU awards. Ingevity's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually.
Employee Stock Purchase Plan
On December 9, 2016, our Compensation Committee and Board of Directors approved the 2017 Ingevity Corporation Employee Stock Purchase Plan ("ESPP"), which was approved by Ingevity’ stockholders on April 27, 2017. The ESPP allows eligible employee participants to purchase no more than 5,000 shares of our common stock at a discount through payroll deductions up to 15% of their compensation deducted during the purchase period. However, no participant shall be permitted to purchase common stock with a value greater than $25,000 in any calendar year. The ESPP is a tax-qualified plan under Section 423 of the

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Internal Revenue Code. The ESPP consists of a one month enrollment period preceding the three-month purchase period. Employees purchase shares in each purchase period at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.
Under the ESPP, a total of 250,000 shares of Ingevity's common stock are reserved and authorized for issuance to participating U.S. employees, as defined by the ESPP, which excludes certain officers of Ingevity. As of December 31, 2017, 243,261 shares under the ESPP are still available for issuance. The initial offering period under the ESPP began on July 1, 2017. During fiscal 2017, there were 6,739 shares purchased under the ESPP at an average price of $48.09.
Our share-based compensation expense recognized post Separation associated with Ingevity's incentive plan and the ESPP is included in the table below.

	Years Ended December 31,
In millions	2017	2016
Stock option expense	$1.5	$0.7
ESPP expense	0.2	—
RSU, DSU and PSU expense	8.4	4.0
Total share-based compensation expense (1)	10.1	4.7
Income tax benefit	(3.8)	(1.9)
Total share-based compensation expense, net of tax	$6.3	$2.8
_______________

(1)	Amounts reflected in "Selling, general and administrative expenses" on the Consolidated Statements of Operations.

Stock Options
All stock options vest in accordance with vesting conditions set by the compensation committee of Ingevity's Board of Directors. Stock options granted to date have vesting periods of one to three years from the date of grant. Incentive and non-qualified options granted under the Plan expire no later than 10 years from the grant date. Expense related to stock options granted from the Separation through December 31, 2017 was based on the assumptions shown in the table below:

	Years Ended December 31,
Weighted-average assumptions used to calculate expense for stock options	2017	2016
Risk-free interest rate	2.1%	1.6%
Average life of options (years)	6.5	6.5
Volatility	35.0%	35.0%
Dividend yield	—	—
Fair value per stock option	$20.71	$10.61

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

The following table summarizes Ingevity's stock option activity for the period from the Separation through December 31, 2017, as there was no Ingevity stock option activity prior to Separation.

	Number of shares (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, May 16, 2016	—	$—
Granted	208	28.03
Exercised	—	—
Forfeited	—	—
Canceled	—	—
Outstanding, December 31, 2016	208	28.03	9.4	$5,573
Granted	109	53.11
Exercised	(7)	27.38
Forfeited	(7)	31.97
Canceled	—	—
Outstanding, December 31, 2017	303	36.72	8.7	10,022
Exercisable, December 31, 2017	5	$27.90	8.4	$213
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between Ingevity's closing stock price on the last trading day of December 31, 2017 and 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of Ingevity's stock.
As of  December 31, 2017 and 2016, $2.3 million and $1.4 million, respectively, of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 and 2.2 years, respectively.
Restricted Stock Units, Deferred Stock Units and Performance-based Restricted Stock Units
All RSUs, DSUs and PSUs vest in accordance with vesting conditions set by the Compensation Committee of Ingevity’s Board of Directors. RSUs and DSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three-year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

The following table summarizes Ingevity's RSUs, DSUs and PSUs activity for the period from the Separation through December 31, 2017, as there was no Ingevity stock option activity prior to Separation.

	RSUs and DSUs		PSUs
	Number of shares (in thousands) (1)	Weighted average grant date fair value (per share)	Number of shares (in thousands) (1)	Weighted average grant date fair value (per share)
Nonvested, May 15, 2016	—	—	—	—
Granted	190	28.08	127	28.06
Vested	(23)	27.90	—	—
Forfeited	—	—	—	—
Nonvested, December 31, 2016	167	28.08	127	28.06
Granted	61	57.21	66	53.11
Vested	(75)	28.47	—	—
Forfeited	(4)	31.00	(9)	27.90
Nonvested, December 31, 2017(2)	149	$39.67	184	$37.10
_______________

(1)
The number granted represents the number of shares issuable upon vesting of RSUs and DSUs. For PSUs the number granted represents the number of shares issuable upon vesting assuming that Ingevity performs at the target performance level in each year of the three-year performance period.

(2)	The nonvested RSU and DSU number of shares at December 31, 2017 and 2016, includes 8 thousand and zero DSUs, respectively.
As of December 31, 2017 and December 31, 2016, there was $12.6 million and $8.2 million, respectively, of unrecognized share-based compensation expense related to nonvested awards. Those costs are expected to be recognized over a weighted-average period of 1.2 and 1.6 years, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 11: Equity
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

In millions	Foreign currency adjustments	Derivative Instruments	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2014	$(6.3)	$(1.0)	$—	$(7.3)
2015 Activity
Other comprehensive income (loss) before reclassifications	(9.2)	(1.9)	—	(11.1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	1.9	—	1.9
Accumulated other comprehensive income (loss), net of tax at December 31, 2015	$(15.5)	$(1.0)	$—	$(16.5)
2016 Activity
Other comprehensive income (loss) before reclassifications	(2.9)	—	(0.6)	(3.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.0	—	1.0
Accumulated other comprehensive income (loss), net of tax at December 31, 2016	$(18.4)	$—	$(0.6)	$(19.0)
2017 Activity
Other comprehensive income (loss) before reclassifications	8.3	(0.1)	(0.7)	7.5
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	0.1	—	0.1
Reclassification of certain deferred tax effects (3)	—	—	(0.3)	(0.3)
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(10.1)	$—	$(1.6)	$(11.7)
_______________

(1)	Amounted are recorded to "Cost of sales" on the consolidated statements of operations.

(2)
Amounted related to derivative instruments entered to hedge foreign currency exchange risks on revenue transactions and therefore were reclassified to "Net sales". Amount were reclassified when the hedged items are recognized in the consolidated statements of operations.

(3)	Amounts reclassified to retained earnings due to early adoption of ASU 2018-02. For further information, refer to Note 4.

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

During the year ended December 31, 2017, we repurchased 99,000 shares of our common stock at a weighted average cost per share of $66.28. At December 31, 2017, $93.4 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 12: Transactions with WestRock and Related Parties
For periods prior to May 15, 2016, our Consolidated Financial Statements include allocated expenses associated with centralized WestRock support functions including legal, accounting, tax, treasury, internal audit, information technology, human resources and other services. The costs associated with these functions generally include all payroll and benefit costs as well as related overhead costs. For periods prior to May 15, 2016, our Consolidated Financial Statements also include allocated costs associated with WestRock’s office facilities, corporate insurance coverage and medical, pension, post-retirement and other health plan costs attributed to Ingevity’s employees participating in WestRock’s sponsored plans. Allocations are generally based on a number of utilization measures including employee count and proportionate effort. In situations in which determinations based on utilization are impracticable, WestRock and Ingevity used other methods and criteria such as net sales which are believed to result in reasonable estimates of costs attributable to Ingevity. All such amounts have been assumed to have been immediately settled by Ingevity to WestRock in the period in which the costs were recorded in the Consolidated Financial Statements. Such amounts are included in net cash provided by operating activities in the consolidated statements of cash flows.
We believe the related-party allocations for periods included in our Consolidated Financial Statements for periods prior to May 15, 2016 have been made on a reasonable basis. However, our Consolidated Financial Statements may not necessarily be indicative of the results of operations that would have been obtained if Ingevity had operated as a separate entity during the periods presented. Actual costs that may have been incurred if Ingevity had been a stand-alone business would depend on a number of factors, including organizational structure and what functions were outsourced or performed by employees, as well as strategic decisions made in areas such as information technology and infrastructure. Consequently, Ingevity’s future earnings may include items of income and expense that are materially different from what is included in our consolidated statements of operations for periods prior to May 15, 2016. Accordingly, our Consolidated Financial Statements for the periods presented are not necessarily indicative of Ingevity’s future results of operations, financial position and cash flows.
The consolidated statements of operations prior to May 15, 2016, include allocations from WestRock as summarized below:

	Years Ended December 31,
In millions	2017	2016	2015
Cost of sales	$—	$5.7	$10.3
Selling, general and administrative expenses	—	6.5	17.3
Interest expense, net	—	7.2	13.5
Total allocated cost (1)	$—	$19.4	$41.1
_______________

(1)
Allocated costs represent costs necessary to support Ingevity's operations which include governance and corporate functions such as information technology, accounting, human resources, accounts payable and other direct services including the interest on WestRock debt incurred to provide such services.

Prior to the Separation on May 15, 2016, we purchased certain raw materials from WestRock that were included in cost of sales. Purchases for the year ended December 31, 2016 and 2015 were $20.1 million and $35.3 million, respectively.
Subsequent to May 15, 2016, Ingevity was no longer a related-party of WestRock. Accordingly, beginning May 16, 2016, sales to WestRock businesses are reflected in net sales in our consolidated statement of operations. Purchases of products from WestRock businesses are reflected as inventory in our consolidated balance sheet and prior to payment reflected as accounts payable in our consolidated balance sheet. Our ongoing relationship with WestRock is governed by the Separation Agreements including the long-term supply agreement for crude tall oil ("CTO"). Under this agreement, based on WestRock’s current output, we currently expect to source approximately 45% to 55% of our CTO requirements for the maximum operating rates of our two Performance Chemicals' facilities. As further described in Note 1, the Separation Agreements govern the relationship among Ingevity and WestRock following the Separation and provide for the allocation of various assets, liabilities, rights and obligations and include arrangements for transition services to be provided by WestRock to Ingevity. In accordance with the Separation Agreements at the Separation we recorded a payable to WestRock in the amount of $16.5 million primarily representing certain trade liabilities previously classified as related-party and included within net parent investment in the consolidated balance sheet. This amount has since been paid to WestRock.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 13: Retirement Plans
Prior to the Separation, WestRock offered various long-term benefits to its employees, including Ingevity employees. In these cases, the participation of our employees in these plans is reflected in the Consolidated Financial Statements as though Ingevity participated in a multi-employer plan with the other businesses of WestRock. For periods prior to the Separation, assets and liabilities of such plans were retained by WestRock. Net periodic benefit costs allocated to Ingevity associated with these pension plans, prior to the Separation, for the years ended December 31, 2016 and 2015 were $3.2 million and $7.8 million, respectively. This allocated net periodic benefit cost is included in the overall allocations from WestRock, discussed further in Note 12. The adoption of ASU 2017-07, as further discussed in Note 4, had no impact on these allocated balances.
Defined Contribution Plans
U.S. Ingevity employees ceased participating in the WestRock 401(k) plan on December 31, 2015 preceding the Separation. Effective January 1, 2016, the Ingevity Corporation Retirement Savings Plan ("Plan") was established. The Plan is a qualified salary-reduction plan under Section 401(k) of the U.S. Internal Revenue Code. Eligible U.S. employees may participate by contributing a portion of their compensation. For non-union eligible employees participating in the Plan Ingevity makes matching contributions up to six percent of the employee deferral. In addition to the matching contributions, Ingevity also makes a non-elective contribution of three percent of eligible compensation per payroll for non-union employees. For union eligible employees participating in the Plan Ingevity makes matching contributions up to 100 percent of the first three percent of the employee deferrals and 50 percent on the next two percent of deferrals.
U.S. salaried employees who were no longer eligible to participate in the WestRock defined benefit pension plan, as of the date of Separation, were provided an enhanced contribution into the Plan. The enhanced benefits consist of a transition contribution of four or ten percent of the employee’s eligible compensation for employees who were grandfathered in the WestRock cash balance and final average pay pension plan, respectively. The transition contributions will continue to December 31, 2020, unless the grandfathered employee terminates employment sooner.
Charges associated with employer contributions to the Plan were $9.3 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively.
Defined Benefit Pension and Postretirement Plans
 In conjunction with the Separation, Ingevity employees stopped participating in WestRock pension and post-retirement benefit plans. On May 16, 2016, Ingevity established new qualified and non-qualified benefit plans, similar in design to the WestRock plans, to continue the pension and post-retirement benefits provided to our employees and retirees based on the obligations assumed from WestRock. As further defined by the EMA, Ingevity assumed certain domestic and international pension and other post-retirement benefit obligations from WestRock on the date of Separation. The assumed retirement obligations consisted of accrued defined benefit obligations earned by Ingevity domestic hourly union employees, as of the day of Separation, net of contributed assets; accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
We are required to recognize in our consolidated balance sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded and underfunded status is defined as the difference between the fair value of plan assets and the projected benefit obligation. We are also required to recognize, as a component of other comprehensive income, the actuarial gains and losses and the prior service costs and credits that arise during the period.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

The following table summarizes the weighted average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
In millions, except percentages	2017	2016	2017	2016
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	3.55%	4.10%	—%	—%
Discount rate - non-qualified benefit plans	3.55%	4.15%	3.45%	3.95%
Rate of compensation increase	N/A	N/A	N/A	N/A
Change in projected benefit obligation
Project benefit obligation at beginning of period (1)	$24.4	$24.2	$0.7	$0.8
Service cost	1.2	0.7	—	—
Interest cost	1.0	0.6	—	—
Actuarial loss (gain)	2.0	(1.1)	0.1	(0.1)
Plan amendments	0.6	—	—	—
Benefit payments	(0.4)	—	—	—
Projected benefit obligation at December 31 (2)	28.8	24.4	0.8	0.7
Change in plan assets
Fair value of plan asset at beginning of period (1)	19.2	19.8	—	—
Actual return on plan assets	2.4	(1.6)	—	—
Company contributions	1.4	1.0	—	—
Benefit payments	(0.4)	—	—	—
Fair value of plan assets at December 31	22.6	19.2	—	—
Funded Status
Net Funded Status of the Plan (Liability)	$(6.2)	$(5.2)	$(0.8)	$(0.7)

Amount recognized in the consolidated balance sheets:
Pension and other postretirement benefit asset (3)	$—	$—	$—	$—
Pension and other postretirement benefit (liability) (3)	(6.2)	(5.2)	(0.8)	(0.7)
Total Net Funded Status of the Plan (Liability)	$(6.2)	$(5.2)	$(0.8)	$(0.7)
_______________

(1)	Beginning of period is January 1, 2017 and May 16, 2016 for 2017 and 2016, respectively.

(2)	The accumulated benefit obligation for all years presented equals the projected benefit obligation, for each plan respectively.

(3)	Asset balance is included in "Other assets" and liability balances are included in "Other liabilities" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Amounts Recognized in Other Comprehensive Income (Loss)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pensions		Other Benefits
	Years Ended December 31,
In millions	2017	2016	2017	2016
Current year net actuarial loss (gain)	$1.1	$0.9	$0.1	$(0.1)
Current year prior service cost (credit)	—	0.1	—	—
Total recognized in other comprehensive (income) loss, before taxes	1.1	1.0	0.1	(0.1)
Total recognized in other comprehensive (income) loss, after taxes	$0.7	$0.5	$—	$0.1
_______________

(1)	This also represents the accumulated other comprehensive income (loss), net of tax as of December 31, 2017 and 2016.
The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost during 2018 are zero and less than $0.1 million, respectively.

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions used for the components of net annual benefit cost:

	Pensions		Other Benefits
	Years Ended December 31,
In millions, except percentages	2017	2016	2017	2016
Discount rate - qualified benefit plans (1)	4.10%	4.00%	—%	—%
Discount rate - non-qualified benefit plans (1)	4.15%	3.75%	3.95%	3.75%
Expected return on plan assets	4.50%	4.50%	N/A	N/A
Components of net annual benefit cost:
Service cost(2)	$1.2	$0.7	$—	$—
Interest cost(3)	1.0	0.6	—	—
Expected return on plan assets(3)	(0.9)	(0.6)	—	—
Amortization of prior service cost(3)	—	—	—	—
Amortization of net actuarial and other (gain) loss(3)	—	—	—	—
Net annual benefit cost	$1.3	$0.7	$—	$—
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

(2)	Amounts are recorded to "Cost of sales" on our consolidated statements of operations consistent with the employee compensation costs that participate in the plan.

(3)	Amounts are recorded to "Other (income) expense, net" on our consolidated statements of operations.

Contributions
We made a voluntary cash contribution of $1.2 million to our Union Hourly defined benefit pension plan in the year ended December 31, 2017. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2018, and we currently have no plans to make any voluntary cash contributions in 2018.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Fair Value Hierarchy
The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 5 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

In millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$0.5	$0.5	$—	$—
Equity funds and other investments	2.7	2.7	—	—
Fixed income mutual funds	19.4	1.4	18.0	—
Total assets	$22.6	$4.6	$18.0	$—

In millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$0.4	$0.4	$—	$—
Equity funds and other investments	2.3	2.3	—	—
Fixed income mutual funds	16.5	1.1	15.4	—
Total assets	$19.2	$3.8	$15.4	$—
Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2018	$0.3	$—
2019	0.5	$—
2020	0.6	—
2021	0.8	—
2022	0.9	—
2023-2027	$6.5	$0.2
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased pension benefit obligations by $2.1 million at December 31, 2017 and decreased pension benefit costs by $0.1 million for 2017. A one-half percent decrease in the assumed discount rate would have increased pension obligations by $2.4 million at December 31, 2017 and increased pension benefit cost by $0.2 million for 2017.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $0.1 million for 2017. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $0.1 million for 2017.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 14: Business separation
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

	Years Ended December 31,
In millions	2017	2016	2015
Separation costs	$0.9	$17.5	$17.2
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
2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. Because of this reorganization, we recorded $1.3 million, in severance and other employee-related costs for the year ended December 31, 2017.
During the year ended December 31, 2017, we also recorded $2.4 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016 (see 2016 activities below).
2016 activities
As a result of continued deteriorating market conditions within the South America region, on October 31, 2016, our Board of Directors approved a plan to exit our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil. As a result, we recorded a non-cash pre-tax impairment charge to property, plant and equipment in the amount of $30.2 million and recorded severance costs of $1.8 million. The severance costs began to be paid in the fourth quarter of 2016. Refinery production ceased before year end, and the facility was decommissioned in 2017. We recorded $2.6 million of additional miscellaneous exit costs during the year ended December 31, 2016.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

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
Detail on the restructuring charges and asset disposal activities is provided below.

	Years Ended December 31,
In millions	2017	2016	2015
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$—	$(11.5)
Severance and other employee-related costs (1)	1.3	6.3	—
Asset write-downs (2)	—	30.6	4.0
Other (income) charges, net (3)	2.4	4.3	—
Total restructuring and other (income) charges, net	$3.7	$41.2	$(7.5)
_______________

(1)	Represents severance and employee benefit charges.

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

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

Balance at	Change in	Cash		Balance at	Change in	Cash		Balance at
12/31/2015 (1)	Reserve (2)	Payments	Other (3)	12/31/2016 (1)	Reserve (2)	Payments	Other (3)	12/31/2017 (1)
$—	10.6	(8.3)	(0.1)	$2.2	3.7	(5.5)	(0.2)	$0.2
_______________

(1)	Included in "Accrued Expenses" on the consolidated balance sheet.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily non-cash charges and foreign currency translation adjustments.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 16: Acquisition
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
The purchase price for the Acquisition is $315 million, subject to a customary adjustment to reflect normalized working capital for the Pine Chemical Business. In addition to the purchase price, at the closing of the Acquisition, we will assume certain liabilities related to the Pine Chemical Business. We intend to use the net proceeds from the sale of the the Notes to finance the Acquisition. The closing of the Acquisition is subject to regulatory clearance and other customary closing conditions, which are currently ongoing. Pursuant to the Purchase Agreement, GP has agreed to indemnify the Company for losses resulting from a breach of certain representations and warranties and excluded liabilities, subject to certain limitations. Furthermore, the Purchase Agreement contains various termination provisions available to the parties thereto.
In addition, at the closing of the Acquisition, the Company and GP intend to enter into certain transition and shared services agreements to effectuate the transfer of the assets pursuant to the Acquisition. Separately, at the closing of the Acquisition, Ingevity and GP will also enter into a supply agreement, whereby certain of GP’s paper mills will supply CTO to Ingevity at market-based prices for a term of 20 years.
Acquisition costs
Pursuant to GAAP, costs incurred to complete the Acquisition are expensed as incurred. Charges incurred in connection with the planned Acquisition were $7.1 million, zero and zero for the years ended December 31, 2017, 2016 and 2015, respectively. These costs represent transaction costs and legal and professional third-party fees.
Note 17: Income Taxes
Domestic and foreign components of Income (loss) before income taxes are shown below:

	Years Ended December 31,
In millions	2017	2016	2015
Domestic	$180.1	$118.3	$144.6
Foreign	(5.3)	(31.3)	(8.1)
Total	$174.8	$87.0	$136.5

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

The provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2017	2016	2015
Current
Federal	$51.6	$37.4	$35.3
State and local	3.7	5.0	5.0
Foreign	—	2.1	2.7
Total current	$55.3	$44.5	$43.0
Deferred
Federal	$(25.3)	$(2.4)	$7.4
State and local	(1.3)	(0.5)	1.7
Foreign	0.9	1.0	0.1
Total deferred	$(25.7)	$(1.9)	$9.2

Provision (benefit) for income taxes	29.6	42.6	52.2
We recorded $0.4 million, $0.3 million and zero of deferred tax benefit in components of other comprehensive income during the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to operations:

	Years Ended December 31,
In millions, except percentage data	2017	2016	2015

Federal statutory tax rate	$61.2	$30.5	$47.8
State and local income taxes, net of federal benefit	2.4	2.8	4.9
Foreign income tax rate differential	0.5	0.8	(0.4)
Changes in valuation allowance	1.7	13.2	1.5
Domestic manufacturing deduction	(5.1)	(4.0)	(3.0)
Noncontrolling interest in consolidated partnership	(6.6)	(3.1)	(1.9)
Nondeductible separation costs	—	1.5	2.4
Nondeductible restructuring costs	—	2.2	—
Federal and state tax credits	(0.7)	(0.6)	(0.3)
Deferred rate change	(0.4)	(0.6)	—
U.S. Tax Reform	(24.5)	—	—
Other	1.1	(0.1)	1.2
Provision (benefit) for income taxes	$29.6	$42.6	$52.2
Effective tax rate	16.9%	49.0%	38.2%
Our effective tax rate was 16.9 percent and 49.0 percent for the years ended December 31, 2017 and 2016, respectively.  The decrease in our effective tax rate is mainly due to U.S. Tax Reform, which was enacted in December 2017. Our U.S. net deferred tax liabilities as of December 31, 2017 were remeasured from 35.0 percent to 21.0 percent, resulting in $24.5 million of provisional deferred income tax benefit and a reduction in our effective tax rate of 14.0 percent. The remaining difference in our effective tax rate for the years ended December 31, 2017 and 2016, respectively, is due to non-deductible transaction costs associated with the Separation in 2016, acquisition-related charges, restructuring and other (income charges) and the unfavorable results of legal entities with full valuation allowances. Excluding the impact of U.S. Tax Reform, acquisition-related charges, restructuring

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

and other (income charges), separation costs and losses from legal entities with full valuation allowances the change in the effective tax rate period over period was primarily due to a shift in earnings mix as it relates to domestic versus foreign income earned.
The significant components of deferred tax assets and liabilities are as follows:

	December 31,
In millions	2017	2016
Deferred tax assets:
Accrued restructuring	$11.4	$12.6
Employee benefits	8.0	12.3
Intangibles	3.0	5.8
Investment in partnership	1.8	1.4
Net operating losses	9.0	5.4
Start-up costs	0.8	1.0
Inventory	1.2	—
Other	5.0	2.3
Total deferred tax assets	$40.2	$40.8
Valuation allowance	(20.4)	(18.8)
Total deferred tax assets, net of valuation allowance	$19.8	$22.0
Deferred tax liabilities:
Fixed assets	$57.1	$86.9
Inventory	—	1.0
Other	0.6	0.5
Total deferred tax liabilities	$57.7	$88.4
Net deferred tax asset (liability)	$(37.9)	$(66.4)
On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the U.S. Internal Revenue Code ("IRC"). Changes include, but are not limited to, a corporate tax rate decrease from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
We have calculated our best estimate of the impact of U.S. Tax Reform in our year end income tax provision in accordance with our understanding of the changes to the IRC and guidance available as of the date of this filing. We recorded a provisional $24.5 million income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. No additional expense was recorded in relation to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, we have determined that the $24.5 million of the provisional deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and zero current tax expense recorded in connection with any other provisions of U.S. Tax Reform were reasonable estimates at December 31, 2017. Additional work may be necessary as the U.S. Treasury Department, the IRS, or other standard setting bodies interpret or issue new guidance on how the provisions of U.S. Tax Reform should be applied that may be different from our interpretation as of the date of this filing. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the U.S. Tax Reform. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

election. Effective the first quarter of 2018, we will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.
We have deferred tax assets, including net operating loss carryforwards, which are available to offset future taxable income. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized.
At December 31, 2017, foreign net operating loss carryforwards totaled $27.7 million. Of this total, $6.0 million will expire in 3 to 10 years and $21.7 million has no expiration date.
At December 31, 2017 and 2016, no deferred income taxes have been provided for our share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of taxes that may be due if earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, the opportunity to use foreign tax credits, and the potential impact of U.S. Tax Reform. Positive undistributed earnings considered to be indefinitely reinvested totaled less than $1.0 million at December 31, 2017.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
In millions	2017	2016	2015

Balance at beginning of year	$0.6	$0.7	$0.8
Additions for tax positions related to current year	—	—	0.1
Additions for tax positions related to prior years	0.1	0.1	0.1
Reductions for tax positions related to prior years	—	(0.2)	(0.2)
Reduction from lapse of statute of limitation	(0.4)	—	(0.1)
Balance at end of year	$0.3	$0.6	$0.7
As of December 31, 2017, 2016 and 2015, $0.5 million, $1.0 million, and $1.2 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.
As a result of lapse in statute of limitations, management anticipates a decrease in the accrual for unrecognized tax benefit of $0.4 million in the next twelve months.
We operate in multiple jurisdictions around the world and as such are subject, at times, to tax audits in these jurisdictions. Under the TMA with WestRock, we are not responsible for U.S. federal, state and local income tax examinations prior to the Separation.
Note 18: Commitments and Contingencies
Lease commitments
Capital leases
The capital lease obligations consist of $80.0 million at December 31, 2017 and 2016 owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky site, which is due at maturity in 2027. The interest rate on the $80.0 million capital lease obligation is 7.67%. Interest payments are payable semi-annually.
We have a capital lease obligation due in 2031, for certain assets located at our Purifications Cellutions manufacturing facility in Waynesboro, Georgia. The lease is with the Development Authority of Burke County (“Authority”). The Authority established the sale-leaseback of these assets by issuing an industrial development revenue bond. The bond was purchased by Ingevity and the obligations under the capital lease remain with Ingevity. Accordingly, we offset the capital lease obligation and bond on our consolidated balance sheets. Our DeRidder, Louisiana facility also had certain assets subject to a capital lease under

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

a similar arrangement as our Purifications Cellutions manufacturing facility. During the fourth quarter of 2017 the capital lease associated with the assets at our DeRidder, Louisiana facility subject to the lease was terminated. Thus, as of December 31, 2017, the assets are legally owned by Ingevity and no longer subject to a lease. The leased assets are presented within "Property, plant and equipment, net" on the consolidated balance sheets, see Note 7 for more information.
Operating Leases
We lease a variety of assets for use in our operations that are classified as operating leases. Our operating leases principally relate to leases for administrative offices, manufacturing equipment and buildings, warehousing and storage facilities, vehicles and rail cars. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Rental expense is recognized on a straight-line basis over the minimum lease term. Rental expense pursuant to operating leases was $16.8 million, $17.4 million and $16.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Minimum rental payments pursuant to agreements as of December 31, 2017, under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2018	$19.1	$6.1
2019	13.5	6.1
2020	9.4	6.1
2021	5.8	6.1
2022	2.7	6.1
Later years	6.4	107.8
Minimum lease payments	$56.9	$138.3
Less: amount representing interest		(58.3)
Capital lease obligations		$80.0

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
Performance Chemicals
The Performance Chemicals segment manufactures and sells products that are derived from CTO and lignin that are extracted from the kraft papermaking process. These materials are processed to make specialty chemicals that are used in the papermaking, adhesives, publication inks, rubber, asphalt, oilfield, bio-fuels, agriculture, dyestuffs and other industrial applications. The CTO-based products are produced by fractionating the CTO through a bio-refinery into intermediate products. The intermediates are either sold off or further processed into different specialty formulations to create increased value.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

	Years Ended December 31,
In millions	2017	2016	2015
Net sales
Performance Materials	$349.3	$301.0	$256.4
Performance Chemicals	623.1	607.3	701.9
Total net sales (1)	972.4	908.3	958.3

Segment operating profit (2)
Performance Materials	122.0	106.9	79.7
Performance Chemicals	80.3	56.7	86.6
Total segment operating profit (1)	202.3	163.6	166.3

Separation costs (3)	(0.9)	(17.5)	(17.2)
Restructuring and other income (charges) (4)	(3.7)	(41.2)	7.5
Acquisition costs	(7.1)	—	—
Interest expense	(18.1)	(19.3)	(20.1)
Interest income	2.3	1.4	—
(Provision) benefit for income taxes	(29.6)	(42.6)	(52.2)
Net (income) loss attributable to noncontrolling interests	(18.7)	(9.2)	(4.6)
Net income (loss) attributable to Ingevity stockholders	$126.5	$35.2	$79.7
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense, net associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges, separation costs, acquisition costs and net income (loss) attributable to noncontrolling interest.

(3)	See Note 14 for more information on separation costs.

(4)	Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 15.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Net sales to external customers for each of our product line groups is presented below.

	Years Ended December 31,
In millions	2017	2016	2015
Performance Materials Net sales
Automotive Technologies product line	$312.5	$263.5	$222.5
Process Purification product line	36.8	37.5	33.9
Total Performance Materials Net sales (1)	$349.3	$301.0	$256.4

	Years Ended December 31,
In millions	2017	2016	2015
Performance Chemicals Net sales
Pavement Technologies product line	$163.0	$148.8	$147.5
Oilfield Technologies product line	77.8	58.5	78.0
Industrial Specialties product line	382.3	400.0	476.4
Total Performance Chemicals Net sales (1)	$623.1	$607.3	$701.9
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

	Depreciation and amortization			Capital expenditures
	Years Ended December 31,			Years Ended December 31,
In millions	2017	2016	2015	2017	2016	2015
Performance Materials	$19.8	$16.4	$11.1	$36.9	$39.6	$65.3
Performance Chemicals	20.6	22.4	23.5	15.7	17.1	35.6
Total	$40.4	$38.8	$34.6	$52.6	$56.7	$100.9

Net sales(1)	Years Ended December 31,
In millions	2017	2016	2015
North America	$662.9	$597.8	$623.0
Asia Pacific	142.5	138.8	149.3
Europe, Middle East and Africa	149.2	151.1	155.9
South America	17.8	20.6	30.1
Net sales	$972.4	$908.3	$958.3

Property, plant and equipment, net	December 31,
In millions	2017	2016	2015
North America	$358.4	$349.1	$338.7
Asia Pacific	79.3	72.7	76.9
Europe, Middle East and Africa	0.7	0.7	0.8
South America	0.1	0.3	21.1
Property, plant and equipment, net	$438.5	$422.8	$437.5

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Total assets	December 31,
In millions	2017	2016 (2)	2015
Performance Materials	$438.9	$377.2	$355.2
Performance Chemicals	479.8	450.9	420.5
Total segment assets(3)	918.7	828.1	775.7
Corporate and other	10.9	4.7	3.0
Total assets	$929.6	$832.8	$778.7
_______________

(1)	Sales are assigned to geographic areas based on location to which product was shipped to a third party.

(2)	Certain prior year amounts have been revised to conform with current year's presentation.

(3)	Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."

Note 20: Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the year ended December 31, 2016 was based on the weighted average number of common shares outstanding for the period beginning after the Distribution Date. The weighted average number of common shares outstanding for basic and diluted earnings per share for the year ended December 31, 2015 was based on the number of shares of Ingevity common stock outstanding on the Distribution Date. On May 15, 2016, the Distribution Date, each holder of WestRock's common stock received one share of Ingevity's common stock for every six shares of WestRock's common stock held on the Record Date. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

	Years Ended December 31,
In millions (except share and per share data)	2017	2016	2015
Net income (loss) attributable to Ingevity stockholders	$126.5	$35.2	$79.7

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$3.00	$0.83	$1.89
Diluted earnings (loss) per share	$2.97	$0.83	$1.89

Shares (2)
Weighted average number of shares of common stock outstanding - Basic	42,130	42,108	42,102
Weighted average additional shares assuming conversion of potential common shares	399	163	—
Shares - diluted basis	42,529	42,271	42,102
_______________

(1)
Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after the Distribution Date. Basic and diluted earnings (loss) per share for the year ended December 31, 2015 is calculated using the number of common shares distributed on May 15, 2016.

(2)	Shares are presented in thousands.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Years Ended December 31,
In thousands	2017	2016	2015
Average number of potential common shares - antidilutive	79	4	—

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Note 21: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the consolidated balance sheets:

Prepaid and other current assets:	December 31,
In millions	2017	2016
Income and value added tax receivables	$8.2	$10.7
Prepaid freight and supply agreements	0.8	0.8
Prepaid insurance	1.3	1.5
Non-trade receivables	2.4	5.6
Advances to suppliers	0.8	0.8
Equity securities (Note 5)	1.8	—
Other	5.5	4.3
	$20.8	$23.7

Other assets:	December 31,
In millions	2017	2016
Deferred financing charges	$2.7	$0.6
Capitalized software, net	12.5	5.2
Prepaid supply agreements	—	2.4
Land-use rights	6.0	5.6
Planned major maintenance activities	2.1	2.6
Other	7.1	5.6
	$30.4	$22.0

Accrued expenses:	December 31,
In millions	2017	2016
Accrued interest	$3.1	$3.2
Accrued taxes	1.7	1.5
Accrued freight	1.9	1.5
Accrued rebates	4.9	2.2
Restructuring reserves (Note 15)	0.2	2.2
Separation-related Reimbursement Awards (Note 14)	0.9	2.1
Accrued royalties and commissions	1.7	1.5
Other	5.6	5.1
	$20.0	$19.3

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2017

Other liabilities:	December 31,
In millions	2017	2016
Deferred compensation arrangements (Note 5)	$2.0	$0.7
Pension & OPEB liabilities (Note 13)	7.0	5.9
Unrecognized tax benefits (Note 17)	0.5	1.0
Other	3.7	2.6
	$13.2	$10.2

Other (income) expense, net:	Years Ended December 31,
In millions	2017	2016	2015
Foreign currency translation (gain)/loss	$1.2	$(2.9)	$1.2
Royalty (income)/expense	(0.7)	(1.0)	(1.0)
Other (gain)/loss	—	0.7	(1.2)
	$0.5	$(3.2)	$(1.0)

Note 22: Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016.

	2017				2016
In millions, except per share data	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Net sales	$218.5	$260.3	$264.1	$229.5	$199.6	$245.4	$252.4	$210.9
Gross profit	70.7	89.8	93.2	75.3	63.0	74.7	80.4	56.3
Income (loss) before taxes	34.0	53.0	55.1	32.7	22.9	38.5	10.5	15.1
Net income (loss)	23.0	35.8	38.4	48.0	11.7	25.9	(4.9)	11.7
Less: Net income (loss) attributable to noncontrolling interests	4.0	3.7	4.6	6.4	2.5	1.8	2.3	2.6
Net income (loss) attributable to Ingevity stockholders	$19.0	$32.1	$33.8	$41.6	$9.2	$24.1	$(7.2)	$9.1

Basic earnings (loss) per common share attributable to Ingevity stockholders	$0.45	$0.76	$0.80	$0.98	$0.22	$0.57	$(0.17)	$0.22
Diluted earnings (loss) per common share attributable to Ingevity stockholders (1)	0.45	0.76	0.79	0.97	0.22	0.57	(0.17)	0.22

Weighted average shares outstanding
Basic	42.1	42.1	42.1	42.1	42.1	42.1	42.1	42.1
Diluted	42.4	42.4	42.5	42.6	42.1	42.1	42.1	42.3
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

INGEVITY CORPOATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

		Provision/ (Benefit)
(in millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write-offs (1)	Balance, End of Year
December 31, 2017
Reserve for doubtful accounts (2)	$0.3	0.1	—	—	$0.4
Deferred tax valuation allowance	$18.8	1.7	(0.1)	—	$20.4
December 31, 2016
Reserve for doubtful accounts (2)	$0.1	0.2	—	—	$0.3
Deferred tax valuation allowance	$6.6	13.2	(1.0)	—	$18.8
December 31, 2015
Reserve for doubtful accounts (2)	$0.5	(0.4)	—	—	$0.1
Deferred tax valuation allowance	$4.8	1.5	0.3	—	$6.6
_______________

(1)	Write-offs are net of recoveries.

(2)	Reserve for doubtful accounts is included within Accounts receivable, net on the consolidated balance sheet.

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

As of December 31, 2017, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control of Financial Reporting

Refer to Management’s Report on Internal Control Over Financial Reporting, which is included within Part II. Item 8 of this Form 10-K and is incorporated by reference to this Item 9A.

Report of Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm, which is included within Part II. Item 8 of this Form 10-K and is incorporated by reference to this Item 9A.

ITEM 9B.    OTHER INFORMATION
None.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2018 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “Corporate Governance - Committees of our Board - Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “Corporate Governance - Codes of Business Conduct and Ethics” in the Proxy Statement, and information about compliance with Section 16(a) of the Exchange Act appearing under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.
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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2017. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (3)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (4)
Equity Compensation Plans approved by stockholders (1)	820,371	$36.72	3,324,865

(1)	Plans approved by WestRock as sole stockholder prior to the Separation while the Company was a wholly owned subsidiary.

(2)
Includes 303,237 stock options, 140,892 restricted stock units (RSUs) and 367,698 performance-based restricted stock units (PSUs) granted to employees and 8,544 RSUs held by directors. The number of shares to be issued for performance based stock unit awards has been calculated based on the assumption that the maximum performance level applicable to these awards will be achieved. The target payout of the performance based vesting restricted stock unit awards is 183,849 shares.

(3)	Represents the weighted-average exercise price of the outstanding stock options only. The outstanding RSUs and PSUs are not included in this calculation.

(4)	Includes 243,261 shares available for future issuance under the 2017 Ingevity Corporation Employee Stock Purchase Plan.

Index

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors under the caption “Corporate Governance - Director Independence” and the information contained in the Proxy Statement concerning related party transactions and our review, approval or ratification thereof appearing under the caption “Related Party Transactions” is incorporated herein by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “Proposal No. 3 - Ratify Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

Index

PART IV
ITEM 15.    EXHIBITS

(a)	Documents filed with this Report

1.	Consolidated financial statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2017, 2016 and 2015	101
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

2.2*
Asset Purchase Agreement, by and among Georgia-Pacific Chemicals, LLC, Georgia-Pacific LLC, Ingevity Arkansas, LLC, and Ingevity Corporation, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

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

4.1*
Indenture, dated as of January 24, 2018, among Ingevity Corporation, the Guarantors, and U.S. Bank National Association, a national banking association (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 24, 2018).

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

Index

Exhibit No.	Exhibit Description
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

Index

Exhibit No.	Exhibit Description
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

10.14g*+
Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14g to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.14h*+
Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14h to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.14i*+
Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14i to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.15*+
Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016. (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.16*+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.17*+	Ingevity Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18*+
Letter Agreement between Ingevity Corporation and Edward A. Rose dated January 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.19*+
Consulting Agreement between Ingevity Corporation and Edward A. Rose dated February 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 3, 2017).

10.20*+
Change in control and severance agreement between Ingevity Corporation and D. Michael Wilson dated March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.21*+
Change in control and severance agreement between Ingevity Corporation and John C. Fortson dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.22*+
Change in control and severance agreement between Ingevity Corporation and Katherine P. Burgeson dated March 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

Index

Exhibit No.	Exhibit Description
10.23*+
Change in control and severance agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.24*
Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2017).

10.25*	2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

10.26*
Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

21.1	Ingevity Corporation List of Significant Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: February 28, 2018
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Michael Wilson D. Michael Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018

/s/ John C. Fortson John C. Fortson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2018

/s/ Phillip J. Platt Phillip J. Platt	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 28, 2018

/s/ Richard B. Kelson Richard B. Kelson	Chairman of the Board	February 28, 2018

/s/ Jean S. Blackwell Jean S. Blackwell	Director	February 28, 2018

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	February 28, 2018

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Director	February 28, 2018

/s/ Frederick J. Lynch Frederick J. Lynch	Director	February 28, 2018

/s/ Daniel F. Sansone Daniel F. Sansone	Director	February 28, 2018