Form 10-Q
period 2018-03-31
Ingevity Corp
filed 2018-05-03
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 42,090,143 shares of common stock, $0.01 par value, outstanding at May 1, 2018.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2018	2017
Net sales	$235.2	$218.5
Cost of sales	150.1	147.8
Gross profit	85.1	70.7
Selling, general and administrative expenses	26.5	26.0
Research and technical expenses	5.0	5.1
Separation costs	—	0.3
Restructuring and other (income) charges, net	(0.6)	2.3
Acquisition-related costs	3.8	—
Other (income) expense, net	(1.2)	(0.3)
Interest expense, net	6.1	3.3
Income (loss) before income taxes	45.5	34.0
Provision (benefit) for income taxes	9.7	11.0
Net income (loss)	35.8	23.0
Less: Net income (loss) attributable to noncontrolling interest	5.0	4.0
Net income (loss) attributable to Ingevity stockholders	$30.8	$19.0

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$0.73	$0.45
Diluted earnings (loss) per share attributable to Ingevity stockholders	0.72	0.45

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2018	2017
Net income (loss)	$35.8	$23.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3.9	1.9
Derivative instruments:
Unrealized gain (loss), net of tax of zero and zero	0.1	—
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax of zero and zero	—	—
Total derivative instruments, net of tax of zero and zero	0.1	—
Other comprehensive income (loss), net of tax of zero and zero	4.0	1.9
Comprehensive income (loss)	39.8	24.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	5.0	4.0
Comprehensive income (loss) attributable to Ingevity stockholders	$34.8	$20.9

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$55.0	$87.9
Accounts receivable, net of allowance of $0.3 million at March 31, 2018 and $0.4 million at December 31, 2017	130.4	100.0
Inventories, net	192.1	160.0
Prepaid and other current assets	23.2	20.8
Current assets	400.7	368.7
Property, plant and equipment, net	483.1	438.5
Goodwill	129.4	12.4
Other intangibles, net	134.5	4.9
Deferred income taxes	4.1	3.4
Restricted investment	71.3	71.3
Other assets	31.2	30.4
Total Assets	$1,254.3	$929.6
Liabilities and equity
Accounts payable	$91.8	$83.1
Accrued expenses	19.7	20.0
Accrued payroll and employee benefits	15.9	39.2
Current maturities of long-term debt	14.1	9.4
Income taxes payable	8.6	1.5
Current liabilities	150.1	153.2
Long-term debt including capital lease obligations	733.9	444.0
Deferred income taxes	42.8	41.3
Other liabilities	14.5	13.2
Total Liabilities	941.3	651.7
Commitments and contingencies (Note 15)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,270,529 and 42,208,973 issued; 42,096,413 and 42,089,103 outstanding at March 31, 2018 and December 31, 2017)	0.4	0.4
Additional paid-in capital	143.3	140.1
Retained earnings	175.2	142.8
Accumulated other comprehensive loss	(7.7)	(11.7)
Treasury stock, common stock, at cost (174,116 shares at March 31, 2018; 119,870 shares at December 31, 2017)	(11.9)	(7.7)
Total Ingevity stockholders' equity	299.3	263.9
Noncontrolling interest	13.7	14.0
Total Equity	313.0	277.9
Total Liabilities and equity	$1,254.3	$929.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2018	2017
Cash provided by (used in) operating activities:
Net income	$35.8	$23.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	11.5	10.3
Deferred income taxes	0.6	3.3
Disposal/impairment of assets	—	0.1
Restructuring and other (income) charges, net	(0.6)	2.3
Share-based compensation	3.1	2.4
Pension and other postretirement expense	0.4	0.3
Other non-cash items	2.1	2.3
Changes in operating assets and liabilities:
Accounts receivable, net	(13.4)	(17.0)
Inventories, net	(23.1)	(8.3)
Prepaid and other currents assets	1.6	0.1
Accounts payable	8.9	(1.8)
Accrued expenses	(1.6)	(2.2)
Accrued payroll and employee benefit costs	(23.4)	(9.1)
Income taxes	8.0	2.7
Restructuring and other spending	(0.1)	(3.1)
Changes in other operating assets and liabilities, net	(0.1)	1.2
Net cash provided by operating activities	9.7	6.5
Cash provided by (used in) investing activities:
Capital expenditures	(13.3)	(10.7)
Payments for acquired businesses, net of cash acquired	(315.0)	—
Proceeds from disposition of assets	0.6	—
Restricted investment	—	(0.5)
Net investment in equity securities	0.3	(2.1)
Other investing activities, net	—	(3.0)
Net cash provided by (used in) investing activities	(327.4)	(16.3)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	—	13.1
Proceeds from long-term borrowings	300.0	—
Debt issuance costs	(5.7)	—
Tax payments related to withholdings on vested restricted stock units	(1.5)	(0.5)
Proceeds and withholdings from share-based compensation plans, net	0.5	—
Repurchases of common stock under publicly announced plan	(3.1)	—
Noncontrolling interest distributions	(5.3)	(2.6)
Net cash provided by (used in) financing activities	284.9	10.0
Increase (decrease) in cash, cash equivalents and restricted cash	(32.8)	0.2
Effect of exchange rate changes on cash	(0.1)	0.3
Change in cash, cash equivalents and restricted cash	(32.9)	0.5
Cash, cash equivalents and restricted cash at beginning of period	87.9	30.5
Cash, cash equivalents and restricted cash at end of period (1)	$55.0	$31.0
(1) Includes restricted cash of zero and $1.3 million and cash and cash equivalents of $55.0 million and $29.7 million as of March 31, 2018 and 2017, respectively. The restricted cash balance in 2017 is associated with foreign government grants to be used for specific capital projects as governed by the grant provisions. Restricted cash is included within "Prepaid and Other Current Assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$6.0	$5.5
Cash paid for taxes, net of refunds	$0.3	$4.8
Purchases of property, plant and equipment in accounts payable	$3.8	$1.6
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 1: Background
Ingevity Corporation ("Ingevity," "the company," "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
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
Note 2: Basis of Consolidation and Presentation
In all periods presented within these Condensed Consolidated Financial Statements, all intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interest. In all periods presented, the noncontrolling interest reported within the Condensed Consolidated Financial Statements represents the 30 percent ownership interest held by a third party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment.
These Condensed Consolidated Financial Statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles and practices generally accepted in the United States (“GAAP”) applied consistently with those used in the preparation of the Annual Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015, collectively referred to as the “Annual Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").
Certain information and footnote disclosures normally included in our Annual Consolidated Financial Statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Annual Consolidated Financial Statements and notes thereto included in the 2017 Annual Report.
Certain prior year amounts have been reclassified to conform with the current year's presentation.
Note 3: New accounting guidance
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI." This ASU provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the provisions of the December 22, 2017 U.S. Tax Cuts and Jobs Act (the "U.S. Tax Reform"). We early adopted this new ASU in the fourth quarter of 2017 and as a result, we reclassified $0.3 million from AOCI to retained earnings.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" that amends the hedge accounting recognition and presentation requirements under hedge accounting. The new standard will make more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and simplifies how companies assess effectiveness. The new standard is effective

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. We early adopted this new ASU during the fourth quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09 "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. We have early adopted this new standard during our second quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendment in this new standard requires the service cost component to be presented separate from the other components of net benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost, and gains or losses, are required to be separately presented outside of operations, if income or loss from operations is presented. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. We have early adopted this new standard during our first quarter of 2017 on a retrospective basis. The adoption of this new guidance had no impact on our Condensed Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04 "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019, and early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this standard on January 1, 2018. This new guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. We adopted this standard on January 1, 2018. We have utilized this new guidance in our accounting for the Georgia Pacific's Pine Chemical Business acquisition; refer to Note 4 for more information. The adoption of this new guidance did not have a material impact on our Condensed Consolidated Financial Statements.
In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The new guidance clarifies the classification on the statement of cash flows of certain cash receipts and disbursements such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard on January 1, 2018. This new guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are in the process of evaluating the impact of this guidance on our Condensed Consolidated Financial Statements and related disclosures, including identifying and analyzing all contracts that contain a lease. As a lessee, the majority of our leases under existing guidance are classified as operating leases and

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

therefore not recorded on the balance sheet but are recorded in the statement of earnings as expense as incurred. Upon adoption of the new guidance, we may be required to record the vast majority of these operating leases on the balance sheet as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the statement of earnings could change based on the classification of leases as either operating or financing; however, we have not completed our evaluation to determine to what extent.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” which supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of the new standard (ASC 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to the original ASU 2014-09. We adopted this new standard on January 1, 2018, utilizing the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. See below for the effect of this adoption on our Condensed Consolidated Financial Statements.
The majority of our sales revenue remains unchanged by ASC 606 and continues to be recognized when products are shipped from our manufacturing and warehousing facilities, which represents the point at which control is transferred to the customer. For certain limited contracts, where we are producing goods with no alternative use and for which we have an enforceable right to payment for performance completed to date, we are recognizing revenue as goods are manufactured, rather than when they are shipped as previously done under ASC 605. The cumulative effect of the changes made to our condensed consolidated balance sheet on January 1, 2018, due to the adoption of ASC 606, were as follows:

In millions	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net of allowance	$100.0	$0.3	$100.3
Inventories, net	160.0	(2.4)	157.6
Prepaid and other current assets	20.8	5.1	25.9
Liabilities
Accrued expenses	20.0	0.9	20.9
Deferred income taxes	41.3	0.5	41.8
Equity
Retained earnings	$142.8	$1.6	$144.4
In accordance with ASC 606, the disclosure of the impact of adoption on our condensed consolidated statement of operations and balance sheet were as follows:

	Three months ended March 31, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales	$235.2	$235.3	$(0.1)
Cost of sales	150.1	150.6	(0.5)
Provision (benefit) for income taxes	9.7	9.6	0.1
Net income (loss)	$35.8	35.5	$0.3

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

	March 31, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net of allowance	$130.4	$130.1	$0.3
Inventories, net	192.1	194.0	(1.9)
Prepaid and other current assets	23.2	18.3	4.9
Liabilities
Accrued expenses	19.7	18.8	0.9
Deferred income taxes	42.8	42.7	0.1
Equity
Retained earnings	$175.2	$172.9	$2.3
All other issued but not yet effective accounting pronouncements are not expected to have a material impact on our Condensed Consolidated Financial Statements.

Note 4: Acquisition
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
On March 8, 2018 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary purchase price of $315.0 million, which includes an adjustment for working capital. This is subject to further adjustments based on a final assessment of working capital and other items as of the closing date. The Acquisition was primarily funded with the net proceeds from the $300.0 million senior notes issued on January 24, 2018. The Acquisition is being integrated into our Performance Chemicals segment and has been included within our results of operations since the Acquisition Date. In addition, at the closing of the Acquisition, the Company and GP entered into a 20-year, market-based crude tall oil (CTO) supply contract with certain of Georgia-Pacific’s paper mill operations.
The Acquisition contributed Net sales and Income before income taxes of $4.8 million and $0.3 million, respectively, to the consolidated operating results of Ingevity for the period from March 8, 2018 through March 31, 2018.

Preliminary Purchase Price Allocation
The Acquisition has been accounted for under the business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate preliminary purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition Date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the Acquisition Date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

equipment, and intangible assets. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for the Acquisition and the amounts of the assets acquired and liabilities assumed as of the Acquisition Date, which have been allocated on a preliminary basis.

Preliminary Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Accounts receivable		$16.2
Inventories (1)		9.6
Property, plant and equipment		40.3
Intangible assets (2)
Patents	12 years	1.9
Customer relationships	11 years	129.0
Goodwill (3)		117.0
Other assets		2.3
Total fair value of assets acquired		316.3
Accounts payable		0.8
Accrued expenses		0.5
Total fair value of liabilities assumed		$1.3
Total cash paid		$315.0
_______________
(1)    Fair value of finished good inventories acquired included a step-up in the value of approximately $1.4 million, of which $0.8 million was expensed in the three months ended March 31, 2018 and included in "Cost of sales" on the condensed consolidated statement of operations.

(2)    The aggregate amortization expense was approximately $0.7 million for the three months ended March 31, 2018. Estimated amortization expense is as follows: 2018 - $9.7 million, 2019 - $12.0 million, 2020 - $12.0 million, 2021 - $11.9 million, and 2022 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of acquisition and other related costs of $4.6 million and zero for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
In millions	2018	2017
Net sales	$255.4	$242.8
Income (loss) before income taxes	50.2	32.1
Diluted earnings (loss) per share attributable to Ingevity stockholders	0.81	0.42

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Acquisition-related costs
Costs incurred to complete and integrate the Acquisition into our Performance Chemicals segment are expensed as incurred and recorded to Acquisition-related costs on our condensed consolidated statement of operations. During the three months ended March 31, 2018 and 2017, $3.8 million and zero, respectively of Acquisition-related costs were recognized. These costs represent transaction costs, legal fees and professional third-party service fees.
Note 5: Revenues
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. See Note 3 for more information on the adoption of ASC 606 and its impact on our Condensed Consolidated Financial Statements.
Ingevity's operating segments are (i) Performance Materials and (ii) Performance Chemicals.
Our Performance Materials segment consists of our automotive technologies and process purifications product lines. Performance Materials manufactures products in the form of powder, granular, extruded pellets or structured honeycombs and activated carbon sheets. Automotive technologies products are sold into the gasoline vapor emission control markets within the automotive industry while process purifications products are sold into the food, water, beverage, air emissions control, corrosion protection, odor reduction and chemical purification industries.
Our Performance Chemicals segment consists of our pavement technologies, oilfield technologies and industrial specialties product lines. Performance Chemicals manufactures products derived from crude tall oil and lignin extracted from the kraft paper making process. Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including asphalt paving (pavement technologies product line), oil exploration and production (oilfield technologies product line), printing inks, adhesives, agrochemicals, and lubricants (industrial specialties product line).
Net sales in both of our reportable segments are based on the sale of manufactured products. Net sales are recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. Since net sales are derived from product sales only, we have disaggregated our net sales by our product lines within each reportable segment. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant. Certain customers may receive cash-based incentives, including discounts and volume rebates, which are accounted for as variable consideration and included in net sales. Incidental items immaterial in the context of the contract are recognized as expense. We recognize the cost for freight and shipping when control of the product has transferred to the customer as an expense in "Cost of sales" on the condensed consolidated statement of operations. Although very rare, from time to time we incur expenses to obtain a sales contract. In these cases, because these costs are for orders fulfilled in one year or less, we expense these costs as they are incurred. Because the period between when we transfer a promised good to a customer and when the customer pays for that good will be one year or less, we elect not to adjust the promised amount of consideration for the effects of any significant financing component.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

In millions	Three months ended March 31, 2018
Automotive Technologies product line	$85.9
Process Purification product line	9.6
Performance Materials segment	$95.5
Oilfield Technologies product line	22.4
Industrial Specialties product line	98.8
Pavement Technologies product line	18.5
Performance Chemicals segment	$139.7
Consolidated Net sales	$235.2
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

In millions	Three months ended March 31, 2018
North America	$154.7
Asia Pacific	34.0
Europe, Middle East and Africa	40.4
South America	6.1
Consolidated Net Sales	$235.2

Contract Balances

The following table provides information about contract assets and contract liabilities from contracts with customers. The contract assets primarily relate to our rights to consideration for products produced but not billed at the reporting date on contracts with certain customers. The contract assets are recognized as accounts receivables when the rights become unconditional and the customer has been billed. Contract liabilities represent obligations to transfer goods to a customer for which we have received consideration from our customer. For all periods presented we had no contract liabilities.

In millions	Contract Asset
January 1, 2018 (1)	$4.4
Reclassification to accounts receivable, billed to customers	(2.3)
Contract asset additions	2.2
March 31, 2018 (1)	$4.3
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 6: Financial Instruments, Risk Management, and Fair Value Measurements
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

Foreign Currency Exchange Risk Management

We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. We began our foreign currency exchange risk hedging program in July 2017 and therefore prior to that time we had no derivative financial instruments designated to foreign currency exchange risk. As of March 31, 2018 we had no forward currency exchange contracts or zero cost collar option contracts outstanding.

Commodity Price Risk Management
Certain energy sources used by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of March 31, 2018, we had 1.8 million and 1.1 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2018, open commodity contracts hedge forecasted transactions until February 26, 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2018 was less than $0.1 million.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of March 31, 2018 or December 31, 2017.

In millions	Level 1(1)	Level 2(2)		Level 3(3)	Total
March 31, 2018
Assets:
Equity securities (4)	1.5	—		—	1.5
Total assets	$1.5	$—		$—	$1.5
Liabilities:
Deferred compensation arrangement (5)	3.7	—		—	3.7
Separation-related reimbursement awards (6)	0.7	—		—	0.7
Total liabilities	$4.4	$—		$—	$4.4
December 31, 2017
Assets:
Equity investments (4)	1.8	—	—	—	1.8
Total assets	$1.8	$—		$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	2.0	—		—	2.0
Separation-related reimbursement awards (6)	0.9	—		—	0.9
Total liabilities	$2.9	$—		$—	$2.9
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

(5)	Included within "Other liabilities" on the condensed consolidated balance sheet.

(6)	Included within "Accrued expenses" on the condensed consolidated balance sheet. The expense recognized during the three months ended March 31, 2018 was zero.
At March 31, 2018, the book value of capital lease obligations was $80.0 million and the fair value was $90.7 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 1 inputs.
The carrying amount of our variable interest rate long-term debt is $360.9 million as of March 31, 2018. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2018 , the book value of our fixed rate debt, the Senior Notes, was $300.0 million, and the fair value was $290.2 million, based on Level 1 inputs. At March 31, 2018, the book value of our restricted investment was $71.3 million, and the fair value was $67.6 million, based on Level 1 inputs.
The carrying value of our financial instruments: cash and cash equivalents, accounts receivable, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 7: Inventories, net

In millions	March 31, 2018	December 31, 2017
Raw materials	$40.5	$40.1
Production materials, stores and supplies	16.0	13.4
Finished and in-process goods	143.1	114.3
Subtotal	199.6	167.8
Less: excess of cost over LIFO cost	(7.5)	(7.8)
Inventories, net	$192.1	$160.0
Note 8: Property, plant and equipment, net

In millions	March 31, 2018	December 31, 2017
Machinery and equipment	$830.3	$792.5
Buildings and leasehold equipment	119.0	115.0
Land and land improvements	20.0	18.0
Construction in progress	38.2	35.8
Total cost	1,007.5	961.3
Less: accumulated depreciation	(524.4)	(522.8)
Property, plant and equipment, net	$483.1	$438.5

Note 9: Goodwill and other intangible assets, net

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2017	$8.1	$4.3	$12.4
Acquisitions(1)	117.0	—	117.0
Foreign currency translation	—	—	—
March 31, 2018	$125.1	$4.3	$129.4
_______________
(1)    See Note 4 for more information.

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	March 31, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$11.9	$2.0	$13.9	$11.8	$2.1
Patents (2)	1.9	—	1.9	—	—	—
Customer contracts and relationships (2)	157.2	26.6	130.6	28.2	25.4	2.8
Other intangibles, net	$173.0	$38.5	$134.5	$42.1	$37.2	$4.9
_______________
(1)    Represents trademarks, trade names and know-how.
(2)    See Note 4 for more information.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2018	2017
Cost of sales	$0.3	$0.3
Selling, general and administrative	1.0	0.3
Total amortization expense	$1.3	$0.6

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2018 - $11.5 million, 2019 - $13.5 million, 2020 - $12.5 million, 2021 - $12.2 million and 2022 - $12.2 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 10: Debt including capital lease obligations
Current and long-term debt including capital lease obligations consisted of the following:

	March 31, 2018
In millions	Interest rate	Maturity date	March 31, 2018	December 31, 2017
Revolving credit facility (1)	3.13%	2022	$—	$—
Term loan facility	3.13%	2022	375.0	375.0
Senior notes	4.50%	2026	300.0	—
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			755.0	455.0
Less: debt issuance costs			7.0	1.6
Total debt including capital lease obligations, net of debt issuance costs			748.0	453.4
Less: debt maturing within one year (2)			14.1	9.4
Long-term debt including capital lease obligations			$733.9	$444.0
______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.8 million and available funds under the facility were $548.2 million at March 31, 2018.

(2)	Debt maturing within one year is included in "Current maturities of long-term debt" on the condensed consolidated balance sheets.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

2018 Senior Notes
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture dated as of January 24, 2018 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting deferred financing fees and expenses of $5.7 million, were approximately $294.3 million.
 Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.

Financial Covenants
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
The revolving credit facility and term loan facility ("Facilities") include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.00 to 1.00 (which may be increased to 4.50 to 1.00 under certain circumstances) and a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all covenants at March 31, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 11: Equity

	Ingevity Stockholders'
	Common Stock
In millions, except per share data	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total
Balance at December 31, 2017	42,209	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9
Net income (loss)	—	—	—	30.8	—	—	5.0	35.8
Other comprehensive income (loss)	—	—	—	—	4.0	—	—	4.0
Common stock issued	56	—	—	—	—	—	—	—
Exercise of stock options, net	5	—	0.1	—	—	—	—	0.1
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.5)	—	(1.5)
Share repurchase program	—	—	—	—	—	(3.1)	—	(3.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation plans	—	—	3.1	—	—	0.4	—	3.5
Adoption of ASC 606	—	—	—	1.6	—	—	—	1.6
Balance at March 31, 2018	42,270	$0.4	$143.3	$175.2	$(7.7)	$(11.9)	$13.7	$313.0

Noncontrolling interest

In millions	2018	2017
Balance at beginning of period	$14.0	$7.6
Net income (loss) attributable to noncontrolling interest	5.0	4.0
Noncontrolling interest distributions	(5.3)	(2.6)
Balance at end of period	$13.7	$9.0

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
During the three months ended March 31, 2018, we repurchased 41,300 shares of our common stock at a weighted average cost per share of $75.01. At March 31, 2018, $90.3 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 12: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three months ended March 31,
	Pensions		Other Benefits
(in millions)	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.3	$—	$—
Interest cost (2)	0.2	0.2	—	—
Expected return on plan assets (2)	(0.2)	(0.2)	—	—
Net periodic benefit cost (income)	$0.4	$0.3	$—	$—
_______________

(1)	Included in "Cost of sales" on the condensed consolidated statements of operations.

(2)	Included in "Other (income) expense, net" on the condensed consolidated statements of operations.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2018. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2018, and we currently have no plans to make any voluntary cash contributions in 2018.
Note 13: Restructuring and other (income) charges, net
We continually perform strategic reviews and assess the return on our operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded as restructuring and other (income) charges, net in our condensed consolidated statements of operations. These costs are excluded from our operating segment results.
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
Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended March 31,
In millions	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$(0.6)	$—
Severance and other employee-related costs (1)	—	1.3
Other (income) charges, net (2)	—	1.0
Total restructuring and other (income) charges, net	$(0.6)	$2.3
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.6 million as a gain on sale of assets in the three months ended March 31, 2018.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million, in severance and other employee-related costs in the three months ended March 31, 2017.
During the three months ended March 31, 2017, we also recorded $1.0 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2017(1)	Reserve(2)	Payments	Other(3)	3/31/2018(1)
Restructuring Reserves	$0.2	—	(0.1)	—	$0.1
_______________

(1)	Included in "Accrued Expenses" on the condensed consolidated balance sheets.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.
Note 14: Income Taxes
For the three months ended March 31, 2018 and 2017, the effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2018	2017
Effective tax rate	21.3%	32.4%
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

	Three Months Ended March 31,
	2018			2017
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$45.5	$9.7	21.3%	$34.0	$11.0	32.4%
Discrete items:
Separation costs	—	—		0.3	0.1
Restructuring and other (income) charges, net	(0.6)	—		2.3	0.6
Acquisition and other related costs (1)	4.6	1.1		—	—
Results of legal entities with full valuation allowances (2)	—	—		1.8	—
Other tax only discrete items	—	(0.2)		—	0.2
Total discrete items	4.0	0.9		4.4	0.9
Consolidated operations, before discrete items	$49.5	$10.6		$38.4	$11.9
Quarterly effect of changes in the EAETR (3)			21.4%			31.0%
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the acquisition of the Pine Chemical Business. The legal and professional fees of $3.8 million and the inventory step-up amortization of $0.8 million are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	Decrease in EAETR for the three months ended March 31, 2018, as compared to March 31, 2017, is primarily due to the effect of U.S. Tax Reform, which was enacted in December 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, we determined that the $24.5 million of the provisional deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and current tax expense recorded in connection with any other provisions of U.S. Tax Reform were reasonable estimates at December 31, 2017. In the three months ended March 31, 2018, no additional adjustments were recorded in relation to the re-measurement of certain deferred tax assets and liabilities and minimal current tax expense was recorded in connection with other provisions of U.S. Tax Reform. Additional work may be necessary as the U.S. Treasury Department, the IRS, or other standard setting bodies interpret or issue new guidance on how the provisions of U.S. Tax Reform should be applied that may be different from our interpretation as of the date of this filing. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.
Note 15: Commitments and contingencies

Legal Proceedings
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

Note 16: Segment information

	Three Months Ended March 31,
In millions	2018	2017
Net sales
Performance Materials	$95.5	$83.4
Performance Chemicals	139.7	135.1
Total net sales (1)	235.2	218.5

Segment operating profit (2)
Performance Materials	36.9	29.5
Performance Chemicals	18.7	10.4
Total segment operating profit (1)	55.6	39.9

Separation costs	—	(0.3)
Restructuring and other income (charges), net (3)	0.6	(2.3)
Acquisition and other related costs (4)	(4.6)	—
Interest expense, net	(6.1)	(3.3)
(Provision) benefit for income taxes	(9.7)	(11.0)
Net (income) loss attributable to noncontrolling interest	(5.0)	(4.0)
Net income (loss) attributable to Ingevity stockholders	$30.8	$19.0
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses and other (income) expense, net). We have excluded the following items from segment operating profit: interest expense associated with corporate debt facilities, income taxes, gains (or losses) on divestitures of businesses, restructuring and other (income) charges, separation costs, acquisition and other related costs and net income (loss) attributable to noncontrolling interest.

(3)
For the three months ended March 31, 2018, the income related to Performance Chemicals was $0.6 million. For the three months ended March 31, 2017, the charges related to Performance Chemicals were $2.3 million.

(4)    Charges associated with the Acquisition and integration of the Pine Chemical Business. See below for more detail on the charges incurred and Note 4 within these Condensed Consolidated Financial Statements for more information.

	Three Months Ended March 31,
In millions	2018	2017
Legal and professional service fees (1)	$3.8	$—
Inventory fair value step-up amortization (2)	0.8	—
Acquisition and other related costs	$4.6	$—
_______________
(1) Included within "Acquisition and other related costs" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.
Note 17: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017, was based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

	Three Months Ended March 31,
In millions (except share and per share data)	2018	2017
Net income (loss) attributable to Ingevity stockholders	$30.8	$19.0

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share attributable to Ingevity stockholders	$0.73	$0.45
Diluted earnings (loss) per share attributable to Ingevity stockholders	0.72	0.45

Shares (in thousands)
Weighted average number of common stock outstanding - Basic	42,091	42,127
Weighted average additional shares assuming conversion of potential common stock	510	249
Shares - diluted basis	42,601	42,376

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2018	2017
Average number of potential common shares - antidilutive	40	59

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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report") as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•
we are exposed to risks that the expected benefits from the acquisition of Georgia Pacific's pine chemical business will not be realized or will not be realized within the expected time period, the risk that the businesses will not be integrated successfully, and the risk of significant transaction costs and unknown or understated liabilities;

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

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the global automotive market or adoption of alternative or competitive technologies may adversely affect demand for our automotive carbon products;

•	we face competition from producers of alternative products and new technologies;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by a decrease in government infrastructure spending;

•	our printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

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
Our Performance Materials segment consists of our automotive technologies and process purifications product families. Automotive technologies produces automotive carbon products used in gasoline vapor emission control systems in cars, trucks, motorcycles and boats. Process purifications produces a number of activated carbon products for food, water, beverage and chemical purification applications. Our Performance Chemicals segment primarily addresses applications in three product families: pavement technologies, oilfield technologies and industrial specialties. Ingevity’s Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including asphalt paving, oil exploration and production, printing inks, adhesives, agrochemicals, and lubricants.
Recent Developments
2018 Senior Notes
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture dated as of January 24, 2018 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold to qualified institutional buyers pursuant to Rule 144A and in transactions to certain non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting deferred financing fees and expenses of $5.7 million, were approximately $294.3 million. We used the net proceeds from the sale of the Notes to finance, in part, our purchase of substantially all the assets primarily used in the pine chemicals business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC.
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
On March 8, 2018 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary purchase price of $315.0 million, which includes an adjustment for working capital. This is subject to further adjustments based on a final assessment of working capital and other items as of the closing date. The Acquisition was primarily funded with the sale of the Notes. The Acquisition is being integrated into our Performance Chemicals segment and has been included within our results of operations since the Acquisition Date. In addition, at the closing of the Acquisition, the Company and GP entered into a 20-year, market-based CTO supply contract with certain of Georgia-Pacific’s paper mill operations.
We believe the Acquisition will provide a stronger platform from which we will accelerate the profitable growth of our Performance Chemicals segment. With the addition of broader technologies and product platforms, we will add scale and competitiveness to this segment, and create value for our shareholders.

Results of Operations

	Three Months Ended March 31,
In millions	2018	2017
Net sales	$235.2	$218.5
Cost of sales	150.1	147.8
Gross profit	85.1	70.7
Selling, general and administrative expenses	26.5	26.0
Research and technical expenses	5.0	5.1
Separation costs	—	0.3
Restructuring and other (income) charges, net	(0.6)	2.3
Acquisition-related costs	3.8	—
Other (income) expense, net	(1.2)	(0.3)
Interest expense, net	6.1	3.3
Income (loss) before income taxes	45.5	34.0
Provision (benefit) for income taxes	9.7	11.0
Net income (loss)	35.8	23.0
Less: Net income (loss) attributable to noncontrolling interest	5.0	4.0
Net income (loss) attributable to Ingevity stockholders	$30.8	$19.0

Net sales and Gross profit
The table below shows the 2018 net sales and percentage variances from 2017:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2018	$235.2	8%	2%	1%	5%
Three Months Ended March 31, 2018 vs. 2017
Net sales increase of $16.7 million in 2018 was primarily driven by favorable volume gains of $11.4 million (five percent of sales) and favorable pricing and product mix of $1.6 million (one percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. Additionally, favorable foreign currency exchange impacted Net sales by $3.7 million (two percent of sales).
Gross profit improvement of $14.4 million was driven primarily by favorable sales volume contributing $7.8 million of additional gross profit, pricing and product mix of $7.2 million, and favorable foreign exchanges of $1.7 million. Lower year over year raw material pricing, specifically crude tall oil ("CTO") also contributed to the increased gross profit however these gains were offset by other increased manufacturing costs for a combined unfavorable impact of $1.5 million and inventory step-up amortization related to the Acquisition of $0.8 million. See Note 4 within the Condensed Consolidated Financial Statements for more information on the Acquisition.
Selling, general and administrative expenses
Three Months Ended March 31, 2018 vs. 2017
Selling, general and administrative ("SG&A") expenses remained relatively flat, increasing by only $0.5 million in 2018 compared to 2017. SG&A expenses as a percentage of Net sales decreased to 11.3 percent for the three months ended March 31, 2018 from 11.9 percent in 2017.
Research and technical expenses
Three Months Ended March 31, 2018 vs. 2017
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 2.1 percent from 2.3 percent for the three months ended March 31, 2018 and 2017, respectively.
Separation costs
Three Months Ended March 31, 2018 vs. 2017
Separation costs represent legal, information technology, and other advisory fees to transition from a division of WestRock to a stand-alone public company. Separation costs for the three months ended March 31, 2018 and 2017 were zero and $0.3 million, respectively.

Restructuring and other (income) charges, net
Three Months Ended March 31, 2018 vs. 2017

	Three Months Ended March 31,
In millions	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$(0.6)	$—
Severance and other employee-related costs (1)	—	1.3
Other (income) charges, net (2)	—	1.0
Total restructuring and other (income) charges, net	$(0.6)	$2.3
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.6 million as a gain on sale of assets in the three months ended March 31, 2018.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded $1.3 million, in severance and other employee-related costs in the three months ended March 31, 2017.
During the three months ended March 31, 2017, we also recorded $1.0 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Acquisition-related costs
Three Months Ended March 31, 2018 vs. 2017
Acquisition-related costs of $3.8 million and zero for the three months ended March 31, 2018 and 2017, respectively, were incurred in connection with the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.

Other (income) expense, net
Three Months Ended March 31, 2018 vs. 2017

	Three Months Ended March 31,
In millions	2018	2017
Foreign currency exchange (income) loss	$(0.8)	$(0.1)
Royalty and sundry (income) loss	(0.2)	(0.4)
Other (income) expense, net	(0.2)	0.2
Total Other (income) expense, net	$(1.2)	$(0.3)

Interest expense, net
Three Months Ended March 31, 2018 vs. 2017

	Three Months Ended March 31,
In millions	2018	2017
Interest expense on capital lease obligations	$1.5	$1.5
Interest expense on revolving credit and term loan facility (1)	3.1	2.7
Interest expense on senior notes (1)	2.6	—
Interest income associated with our Restricted investment	(0.5)	(0.5)
Capitalized interest	(0.2)	(0.4)
Other interest expense, net	(0.4)	—
Total Interest expense, net	$6.1	$3.3
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended March 31, 2018 vs. 2017
Our effective tax rate was 21.3 percent and 32.4 percent for the three months ended March 31, 2018 and 2017, respectively. Excluding discrete items, the effective rate was 21.4 percent compared to 31.0 percent for the three months ended March 31, 2018 and 2017, respectively. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.

Net income (loss) attributable to noncontrolling interest
Three Months Ended March 31, 2018 vs. 2017
Net income (loss) attributable to noncontrolling interest was $5.0 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the "Segment Operating Results" section for further discussion of the segment’s performance.

Net income (loss) attributable to Ingevity stockholders
Three Months Ended March 31, 2018 vs. 2017
Net income (loss) attributable to Ingevity stockholders increased $11.8 million from 2017 to 2018 primarily driven by higher gross profit recognized in both of our segments and the $2.9 million reduction of Restructuring and other (income) charges, offset by acquisition-related costs of $3.8 million and increased interest expense of $2.6 million due to the Notes. Refer to the "Segment Operating Results" section below for a discussion of changes in segment performance.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2017 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2018	2017
Automotive Technologies product line	$85.9	$74.6
Process Purifications product line	9.6	8.8
Total Performance Materials - Net sales	$95.5	$83.4
Segment operating profit	$36.9	$29.5
Comparison of Three Months Ended March 31, 2018 vs. 2017

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2018	$95.5	15%	1%	(1)%	15%
Three Months Ended March 31, 2018 vs. 2017
Segment net sales for the Performance Materials segment were $95.5 million and $83.4 million for the three months ended March 31, 2018 and 2017, respectively. The sales increase in 2018 was primarily driven by $12.1 million (fifteen percent of sales) in volume improvements in automotive evaporative emission canister products related to increased vehicle content due to regulatory adoption and the shift toward higher content vehicles in the North American automotive market and $1.1 million (one percent of sales) of favorable foreign currency exchange. These gains were partially offset by unfavorable pricing and product mix of $1.1 million (one percent of sales).
Segment operating profit for the Performance Materials segment was $36.9 million and $29.5 million for the three months ended March 31, 2018 and 2017, respectively. Segment operating profit increased $7.4 million primarily due to favorable volume in the automotive carbon application, which contributed $7.3 million, favorable pricing and product mix, which contributed $1.8 million, and reduced SG&A and research and technical costs of $1.2 million. This increase was partially offset by higher operating costs associated with increased production and unfavorable foreign currency exchange impacts unfavorably impacting operating profit by $2.5 million and $0.4 million, respectively.

Performance Chemicals

	Three Months Ended March 31,
In millions	2018	2017
Oilfield Technologies product line	$22.4	$18.3
Industrial Specialties product line	98.8	99.8
Pavement Technologies product line	18.5	17.0
Total Performance Chemicals - Net sales	$139.7	$135.1

Segment operating profit	$18.7	$10.4
Comparison of Three Months Ended March 31, 2018 vs. 2017

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2018	$139.7	3%	2%	2%	(1)%
Three Months Ended March 31, 2018 vs. 2017
Segment net sales for the Performance Chemicals segment were $139.7 million and $135.1 million for the three months ended March 31, 2018 and 2017, respectively. The sales increase was driven by favorable pricing and product mix of $2.7 million (two percent of sales) driven by oilfield technologies ($2.6 million) and industrial specialties ($0.2 million), partially offset by unfavorable pricing and product mix in pavement technologies ($0.1 million). Also driving the sales increase was $2.6 million of favorable foreign currency exchange (two percent of sales). These gains were partially offset by $0.7 million (one percent of sales) in unfavorable volume. Decreased volumes were driven by industrial specialties ($6.8 million), partially offset by favorable volume in pavement technologies products ($1.2 million), oilfield technologies ($0.1 million) and the contributions from the Acquisition ($4.8 million).
Segment operating profit for the Performance Chemicals segment was $18.7 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively. Segment operating profit increased by $8.3 million primarily due to $5.4 million of favorable pricing and product mix, $1.5 million of favorable manufacturing productivity primarily driven by lower raw material pricing, specifically crude tall oil ("CTO"), $2.3 million due to favorable foreign currency exchange, and $1.0 million from our Acquisition. These favorable operating results were partially offset by $1.9 million of unfavorable volume.
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

Adjusted EBITDA is defined as net income (loss) plus provision (benefit) for income taxes, interest expense, net, depreciation and amortization, separation costs, acquisition and other related costs and restructuring and other (income) charges, net. Segment EBITDA is defined as segment operating profit plus depreciation and amortization.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2018	2017
Net income (loss) (GAAP)	$35.8	$23.0
Provision (benefit) for income taxes	9.7	11.0
Interest expense, net	6.1	3.3
Depreciation and amortization	11.5	10.3
Separation costs	—	0.3
Restructuring and other (income) charges, net	(0.6)	2.3
Acquisition and other related costs (1)	4.6	—
Adjusted EBITDA (Non-GAAP)	$67.1	$50.2
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the acquisition of the Pine Chemical Business. The legal and professional fees of $3.8 million and the inventory step-up amortization of $0.8 million are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

Adjusted EBITDA
Three Months Ended March 31, 2018 vs. 2017
Adjusted EBITDA was $67.1 million and $50.2 million for three months ended March 31, 2018 and 2017, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within the MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended March 31,
In millions	2018	2017
Segment operating profit (GAAP)	$36.9	$29.5
Depreciation and amortization	5.3	5.0
Segment EBITDA (Non-GAAP)	$42.2	$34.5

Performance Chemicals	Three Months Ended March 31,
In millions	2018	2017
Segment operating profit (GAAP)	$18.7	$10.4
Depreciation and amortization	6.2	5.3
Segment EBITDA (Non-GAAP)	$24.9	$15.7
Performance Materials
Three Months Ended March 31, 2018 vs. 2017
Segment EBITDA for the Performance Materials segment was $42.2 million and $34.5 million for the three months ended March 31, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended March 31, 2018 vs. 2017
Segment EBITDA for the Performance Chemicals segment was $24.9 million and $15.7 million for the three months ended March 31, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the section entitled "Segment Operating Results" within the MD&A, excluding the depreciation and amortization expense.
Total Company Outlook and Fiscal Year 2018 Guidance
For revenue, the Acquisition coupled with organic volume growth in Performance Materials and Performance Chemicals oilfield and pavement technologies are expected to be partially offset by negative volume in Performance Chemicals industrial specialties applications as we continue to derivatize higher quantities of tall oil fatty acid (TOFA) into oilfield and pavement products. We expect to deliver fiscal year 2018 Net sales of $1.10 billion to $1.13 billion.

               2018 Adjusted EBITDA is expected to grow by 21% to 26%. This is driven by the Acquisition as well as mix improvement due to volume growth in our higher margin Performance Materials and Performance Chemicals pavement technologies and oilfield technologies applications and favorable year over year CTO costs, partially offset by reduced volume in industrial specialties and higher production related costs including freight. Some risks to the 2018 outlook include reductions in U.S. vehicle sales and production in automotive applications, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 and 2017 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2017, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and our ability to fully integrate the Acquisition's tall oil refinery into our network and capture planned synergies in 2018. We expect to deliver fiscal year 2018 Adjusted EBITDA of $293 million to $307 million. A reconciliation of Net income (loss) to Adjusted EBITDA as projected for 2018 is not provided because we do not forecast Net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net income. These components, net of tax, include separation costs associated with the separation from WestRock, additional acquisition and other related costs associated with the Acquisition; further restructuring and other income (charges), net; and revisions due to future guidance and assessment of U.S. Tax Reform. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future other items with similar characteristics to those currently included in Adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact Net income (loss) attributable to Ingevity stockholders and Adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments and additional acquisition-related costs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2018, our available capacity under our revolving credit facility was $548.2 million.
Cash and cash equivalents totaled $55.0 million at March 31, 2018. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at March 31, 2018 included $16.3 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We have calculated our best estimate of the impact of U.S. Tax Reform in our current quarter's income tax provision in accordance with our understanding of the changes to the Internal Revenue Code and guidance available as of the date of this filing. No additional expense was recorded in relation to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.
Other Potential Liquidity Needs
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. At March 31, 2018, $90.3 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2018 capital expenditures are expected to be $80 million to $90 million.

Cash flow comparison of Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
In millions	2018	2017
Net cash provided (used) by operating activities	$9.7	$6.5
Net cash provided (used) by investing activities	(327.4)	(16.3)
Net cash provided (used) by financing activities	$284.9	$10.0
Cash flows provided (used) by operating activities
During the first three months of 2018, cash flow provided by operations increased primarily due to higher net income partially offset by working capital increases compared to 2017. Working capital increases in the first three months of 2018 when compared to the first three months of 2017 are primarily driven by increases in accounts receivable and inventories. Below provides a description of the changes to working capital during the first three months of 2018 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	March 31, 2018	December 31, 2017
Cash and cash equivalents	$55.0	$87.9
Accounts receivable, net	130.4	100.0
Inventories, net	192.1	160.0
Prepaid and other current assets	23.2	20.8
Total current assets	$400.7	$368.7
Current assets as of March 31, 2018 increased $32.0 million compared to December 31, 2017 primarily due to increases in accounts receivable and inventories. Accounts receivable, net as of March 31, 2018 increased $30.4 million consistent with the higher sales in the quarter ended March 31, 2018 compared to the quarter ended December 31, 2017. Net sales during the quarter ended March 31, 2018 are typically weighted heavily towards the end of the quarter. While Cash and cash equivalents decreased $32.9 million, both Inventories, net and Prepaid and other current assets increased by $32.1 million and $2.4 million, respectively. The build in inventories is due to three items: first, the build-up of inventory in advance of the paving season in our Performance Chemicals segment; second, the inclusion of the Acquisition’s product inventory; and finally, the intentional build of activated carbon inventory in preparation for the adoption in China of that country’s new gasoline vapor emission standards applicable to our Performance Materials segment.

In millions	March 31, 2018	December 31, 2017
Accounts payable	$91.8	$83.1
Accrued expenses	19.7	20.0
Accrued payroll and employee benefits	15.9	39.2
Current maturities of long-term debt	14.1	9.4
Income taxes payable	8.6	1.5
Total current liabilities	$150.1	$153.2
Current liabilities as of March 31, 2018 decreased by $3.1 million compared to December 31, 2017 primarily driven by a decrease in Accrued payroll and employee benefits, mostly offset by increases in Accounts payable, Income taxes payable, and Current maturities of long-term debt.

Cash flows provided (used) by investing activities
Cash used by investing activities in the three months ended March 31, 2018 was $327.4 million and was primarily driven by the $315.0 million purchase of the Pine Chemicals Business (see Note 4 in the Condensed Consolidated Financial Statements for more information). The remaining cash used in investing activities was driven by capital expenditures. In the three months ended March 31, 2018 and 2017, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of an activated carbon manufacturing facility in China, as well as expansion at our Performance Chemicals Deridder, Louisiana facility and our Performance Materials Waynesboro, Georgia and Covington, Virginia facilities.

Capital expenditure categories	Three Months Ended March 31,
In millions	2018	2017
Maintenance	$5.5	$5.9
Safety, health and environment	0.8	1.6
Growth and cost improvement	7.0	3.2
Total capital expenditures	$13.3	$10.7
Cash flows provided (used) by financing activities
Cash provided by financing activities in the three months ended March 31, 2018 was $284.9 million and was driven by net proceeds from the issuance of the Notes of $294.3 million (refer to Note 10 in the Condensed Consolidated Financial Statements for more information), noncontrolling interest distributions of $5.3 million, and repurchase of common stock of $3.1 million. Cash provided by financing activities in the three months ended March 31, 2017 was $10.0 million and was driven by net borrowings under our credit facility of $13.1 million offset by noncontrolling interest distributions of $2.6 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Annual Report. During the three months ended March 31, 2018, the Company completed the purchase of the Pine Chemical Business for $315.0 million, subject to certain adjustments, in March 2018 (refer to Note 4 of the Condensed Consolidated Financial Statements for more information), and we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (refer to Note 10 of the Condensed Financial Statements for more information). There have been no other material changes to our contractual commitments during the three months ended March 31, 2018.
New Accounting Guidance
Refer to the Note 3 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 3 to our Annual Consolidated Financial Statements included in our 2017 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Ingevity" section in our 2017 Annual Report for a detailed description of these policies and their potential effects on our results of operations and financial condition.
•Revenue recognition
•Accounts receivable and allowance for doubtful accounts
•Concentration of credit risk
•Impairment of long-lived assets
•Income taxes

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 13 percent of our net sales in the first three months of 2018. Ingevity's significant operations outside the United States have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the three months ended March 31, 2018, would have changed our net sales and income before income taxes by approximately $3 million or one percent and $2 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $14 million and $16 million as of March 31, 2018 and December 31, 2017, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 16 percent of our cost of sales and 37 percent of our raw materials purchases for the first three months of 2018. Pricing for CTO is subject to particular pricing pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the three months ended March 31, 2018, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $1.8 million or one percent, which we may or may not have been able to pass on to our customers.

Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the three months ended March 31, 2018. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the three months ended March 31, 2018, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.4 million. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of March 31, 2018, we had 1.8 million and 1.1 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2018, open commodity contracts hedge forecasted transactions until February 26, 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2018 was less than $0.1 million.

Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of March 31, 2018 would increase our annual interest expense by approximately $3.8 million or 12 percent.
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

As of March 31, 2018, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. As further discussed in Note 4 to the Condensed Consolidated Financial Statements included within this Form 10-Q, we completed the Acquisition on March 8, 2018. We have begun the process of analyzing the Pine Chemical Business’ systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of the Pine Chemical Business.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. The Company is currently evaluating the Pine Chemical Business’ processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity or results of operations nor are we aware of any material pending or contemplated proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes in Ingevity's risk factors discussed in Item 1A of the 2017 Annual Report.

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

	ISSUER PURCHASER OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1 - 31, 2018	13,300	$74.18	13,300	$986,639	$92,451,686
February 1 - 28, 2018	13,300	73.55	13,300	978,175	91,473,511
March 1 - 31, 2018	14,700	77.08	14,700	1,133,127	90,340,384
Total Q1 2018	41,300	$75.01	41,300	$3,097,941	$90,340,384
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

2.2*
First Amendment to Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.2 to Form 8-K (File No. 001-37586) filed March 8, 2018).

3.1*	Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed May 16, 2016).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed May 16, 2016).

4.1*
Indenture, dated as of January 24, 2018, among Ingevity Corporation, the guarantors party thereto and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-37586) filed January 24, 2018).

10.1*
Crude Tall Oil Supply Agreement between Ingevity Corporation and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K (File no. 001-37586) filed March 8, 2018).

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
Date: May 3, 2018