Form 10-Q
period 2018-06-30
Ingevity Corp
filed 2018-08-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

843-740-2300
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files).  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 42,046,646 shares of common stock, $0.01 par value, outstanding at August 1, 2018.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2018	2017	2018	2017
Net sales	$308.6	$260.3	$543.8	$478.8
Cost of sales	193.1	170.5	343.2	318.3
Gross profit	115.5	89.8	200.6	160.5
Selling, general and administrative expenses	35.9	26.3	62.0	52.3
Research and technical expenses	5.3	4.7	10.7	9.8
Separation costs	—	0.2	—	0.5
Restructuring and other (income) charges, net	—	1.1	(0.6)	3.4
Acquisition-related costs	0.5	—	4.3	—
Other (income) expense, net	1.4	1.7	0.2	1.4
Interest expense, net	7.8	2.8	13.9	6.1
Income (loss) before income taxes	64.6	53.0	110.1	87.0
Provision (benefit) for income taxes	12.4	17.2	22.1	28.2
Net income (loss)	52.2	35.8	88.0	58.8
Less: Net income (loss) attributable to noncontrolling interest	5.5	3.7	10.5	7.7
Net income (loss) attributable to Ingevity stockholders	$46.7	$32.1	$77.5	$51.1

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.11	$0.76	$1.84	$1.21
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.10	0.76	1.82	1.21

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net income (loss)	$52.2	$35.8	$88.0	$58.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6.8)	1.9	(2.9)	3.8
Derivative instruments:
Unrealized gain (loss), net of tax of $0.2, zero, $0.2, zero	0.6	—	0.7	—
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax of zero for all periods	(0.2)	—	(0.2)	—
Total derivative instruments, net of tax of $0.2, zero, $0.2, zero	0.4	—	0.5	—
Pension & Other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	0.1	—	0.1	—
Total pension and other postretirement benefits, net of tax of zero for all periods	0.1	—	0.1	—

Other comprehensive income (loss), net of tax of $0.2, zero, $0.2, zero	(6.3)	1.9	(2.3)	3.8
Comprehensive income (loss)	45.9	37.7	85.7	62.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	5.5	3.7	10.5	7.7
Comprehensive income (loss) attributable to Ingevity stockholders	$40.4	$34.0	$75.2	$54.9

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$83.0	$87.9
Accounts receivable, net of allowance of $0.4 million at June 30, 2018 and $0.4 million at December 31, 2017	148.1	100.0
Inventories, net	195.1	160.0
Prepaid and other current assets	31.4	20.8
Current assets	457.6	368.7
Property, plant and equipment, net	484.1	438.5
Goodwill	130.2	12.4
Other intangibles, net	132.8	4.9
Deferred income taxes	4.1	3.4
Restricted investment	71.8	71.3
Other assets	34.0	30.4
Total Assets	$1,314.6	$929.6
Liabilities
Accounts payable	$105.8	$83.1
Accrued expenses	28.3	20.0
Accrued payroll and employee benefits	24.4	39.2
Current maturities of long-term debt	18.8	9.4
Income taxes payable	—	1.5
Current liabilities	177.3	153.2
Long-term debt including capital lease obligations	729.5	444.0
Deferred income taxes	43.8	41.3
Other liabilities	14.7	13.2
Total Liabilities	965.3	651.7
Commitments and contingencies (Note 15)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,308,767 and 42,208,973 issued; 42,072,157 and 42,089,103 outstanding at June 30, 2018 and December 31, 2017)	0.4	0.4
Additional paid-in capital	146.9	140.1
Retained earnings	221.9	142.8
Accumulated other comprehensive income (loss)	(14.0)	(11.7)
Treasury stock, common stock, at cost (236,610 shares at June 30, 2018; 119,870 shares at December 31, 2017)	(17.2)	(7.7)
Total Ingevity stockholders' equity	338.0	263.9
Noncontrolling interest	11.3	14.0
Total Equity	349.3	277.9
Total Liabilities and Equity	$1,314.6	$929.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2018	2017
Cash provided by (used in) operating activities:
Net income (loss)	$88.0	$58.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27.4	20.4
Deferred income taxes	1.1	(0.6)
Disposal/impairment of assets	—	0.4
Restructuring and other (income) charges, net	(0.6)	3.4
Share-based compensation	6.5	4.9
Pension and other postretirement expense	0.9	0.6
Other non-cash items	3.2	3.8
Changes in operating assets and liabilities:
Accounts receivable, net	(31.8)	(22.9)
Inventories, net	(29.0)	(2.4)
Prepaid and other currents assets	(7.4)	2.3
Accounts payable	21.0	(2.2)
Accrued expenses	6.7	0.2
Accrued payroll and employee benefit costs	(14.7)	(2.1)
Income taxes	(1.0)	(4.8)
Restructuring and other spending	(0.1)	(5.0)
Changes in other operating assets and liabilities, net	0.9	(2.1)
Net cash provided by operating activities	71.1	52.7
Cash provided by (used in) investing activities:
Capital expenditures	(30.4)	(21.8)
Payments for acquired businesses, net of cash acquired	(315.0)	—
Purchase of equity securities	—	(2.4)
Sale of equity securities	1.1	0.4
Other investing activities, net	(3.8)	(3.7)
Net cash provided by (used in) investing activities	(348.1)	(27.5)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	—	(9.1)
Proceeds from long-term borrowings	300.0	—
Debt issuance costs	(5.7)	—
Tax payments related to withholdings on vested restricted stock units	(1.5)	(0.5)
Proceeds and withholdings from share-based compensation plans, net	1.4	—
Repurchases of common stock under publicly announced plan	(9.1)	(0.7)
Noncontrolling interest distributions	(13.2)	(4.8)
Net cash provided by (used in) financing activities	271.9	(15.1)
Increase (decrease) in cash, cash equivalents and restricted cash	(5.1)	10.1
Effect of exchange rate changes on cash	0.2	0.5
Change in cash, cash equivalents and restricted cash	(4.9)	10.6
Cash, cash equivalents and restricted cash at beginning of period	87.9	30.5
Cash, cash equivalents and restricted cash at end of period (1)	$83.0	$41.1
(1) Includes restricted cash of zero and $0.5 million and cash and cash equivalents of $83.0 million and $40.6 million as of June 30, 2018 and 2017, respectively. The restricted cash balance in 2017 is associated with foreign government grants to be used for specific capital projects as governed by the grant provisions. Restricted cash is included within "Prepaid and Other Current Assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$9.2	$7.9
Cash paid for taxes, net of refunds	$21.2	$33.8
Purchases of property, plant and equipment in accounts payable	$6.2	$2.3
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
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
Note 2: Basis of Consolidation and Presentation
In all periods presented within these Condensed Consolidated Financial Statements, all intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interest. In all periods presented, the noncontrolling interest reported within the Condensed Consolidated Financial Statements represents the 30 percent ownership interest held by a third party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment. See Note 18 - Subsequent Event for information on our recent announcement about our agreement to acquire the remaining 30 percent interest in Purification Cellutions, LLC.
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
Note 3: New accounting guidance
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07 "Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting." This ASU provides for a single accounting model for all share-based payments, with the employee based guidance now applying to nonemployee share-based transactions. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI." This ASU provides for the reclassification of the effect of remeasuring

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

deferred tax balances related to items within accumulated other comprehensive income to retained earnings resulting from the provisions of the December 22, 2017 U.S. Tax Cuts and Jobs Act (the "U.S. Tax Reform"). We early adopted this new ASU in the fourth quarter of 2017, and as a result, we reclassified $0.3 million from AOCI to retained earnings.
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
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the "set") is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs, as defined by the ASU. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and should be applied prospectively. We adopted this standard on January 1, 2018. We have utilized this new guidance in our accounting for the Georgia Pacific's Pine Chemical Business acquisition; refer to Note 4 for more information. The adoption of this new guidance had no impact on our Condensed Consolidated Financial Statements.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of the new standard (ASC 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to the original ASU 2014-09. We adopted this new standard on January 1, 2018, utilizing the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. See below for the effect of this adoption on our Condensed Consolidated Financial Statements.
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
In accordance with ASC 606, the impact of adoption on our condensed consolidated statement of operations and balance sheet were as follows:

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

	Three Months Ended June 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales	$308.6	$307.8	$0.8
Cost of sales	193.1	192.5	0.6
Provision (benefit) for income taxes	12.4	12.4	—
Net income (loss)	$52.2	52.0	$0.2

	Six Months Ended June 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales	$543.8	$543.1	$0.7
Cost of sales	343.2	343.1	0.1
Provision (benefit) for income taxes	22.1	22.0	0.1
Net income (loss)	$88.0	87.5	$0.5

	June 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net of allowance	$148.1	$147.6	$0.5
Inventories, net	195.1	197.6	(2.5)
Prepaid and other current assets	31.4	25.6	5.8
Liabilities
Accrued expenses	28.3	27.1	1.2
Deferred income taxes	43.8	43.7	0.1
Equity
Retained earnings	$221.9	$219.4	$2.5
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
On March 8, 2018 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition for an aggregate preliminary purchase price of $315.0 million, which includes an adjustment for

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

working capital. This is subject to further adjustments based on a final assessment of working capital and other items as of the closing date. The Acquisition was primarily funded with the net proceeds from the $300.0 million senior notes issued on January 24, 2018. The Acquisition is being integrated into our Performance Chemicals segment and has been included within our results of operations since the Acquisition Date. In addition, on the Acquisition Date, the Company and GP entered into a 20-year, market-based crude tall oil ("CTO") supply contract with certain of Georgia-Pacific’s paper mill operations.
For the period from March 8, 2018 through June 30, 2018 the Acquisition impacted Net sales by $25.9 million and Income (loss) before income taxes by $(1.0) million including the interest incurred on the debt required to complete the Acquisition of $4.4 million and the amortization of inventory step up of $1.4 million.

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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the Acquisition Date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, and intangible assets. During the measurement period, if new information is obtained about facts and circumstances that existed as of the Acquisition Date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the Acquisition Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The following table summarizes the consideration paid for the Acquisition and the amounts of the assets acquired and liabilities assumed as of the Acquisition Date, which have been allocated on a preliminary basis.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Preliminary Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Accounts receivable		$16.2
Inventories (1)		9.4
Property, plant and equipment		39.3
Intangible assets (2)
Patents	12 years	1.9
Non-compete agreement	3 years	2.2
Customer relationships	11 years	129.0
Goodwill (3)		118.2
Other assets		0.1
Total fair value of assets acquired		316.3
Accounts payable		0.8
Accrued expenses		0.5
Total fair value of liabilities assumed		$1.3
Total cash paid		$315.0
_______________
(1)    Fair value of finished good inventories acquired included a step-up in the value of approximately $1.4 million, of which $0.6 million and $1.4 million was expensed in the three and six months ended June 30, 2018, respectively. The expense is included in "Cost of sales" on the condensed consolidated statement of operations.

(2)    The aggregate amortization expense was approximately $3.5 million and $4.2 million for the three and six months ended June 30, 2018, respectively. Estimated amortization expense is as follows: 2018 - $10.6 million, 2019 - $12.7 million, 2020 - $12.7 million, 2021 - $12.0 million, and 2022 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of acquisition and other related costs of $1.1 million and $5.7 million for the three and six months ended June 30, 2018, respectively. No acquisition and other related costs were incurred in the three and six months ended 2017.

	Three months ended June 30,		Six months ended June 30,
In millions	2018	2017	2018	2017
Net sales	$308.6	$283.6	$564.0	$526.4
Income (loss) before income taxes	65.7	50.5	116.6	82.6
Diluted earnings (loss) per share attributable to Ingevity stockholders	$1.12	$0.72	$1.94	$1.14

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Acquisition-related costs
Costs incurred to complete and integrate the Acquisition into our Performance Chemicals segment are expensed as incurred and recorded to Acquisition-related costs on our condensed consolidated statement of operations. During the three and six months ended June 30, 2018, $0.5 million and $4.3 million, respectively of Acquisition-related costs were recognized. No Acquisition-related costs were incurred in the three and six months ended June 30, 2017. These costs represent transaction costs, legal fees and professional third-party service fees.
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
Net sales in both of our reportable segments are based on the sale of manufactured products. Net sales are recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. Since net sales are derived from product sales only, we have disaggregated our net sales by our product lines within each reportable segment. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Sales returns and allowances are not a normal practice in the industry and are not significant. Shipping and handling fees billed to customers continue to be included with Net sales. Certain customers may receive cash-based incentives, including discounts and volume rebates, which are accounted for as variable consideration and included in Net sales. Incidental items immaterial in the context of the contract are recognized as expense. If we pay for the freight and shipping, we recognize the cost when control of the product has transferred to the customer as an expense in Cost of sales on the condensed consolidated statement of operations. Although very rare, from time to time we incur expenses to obtain a sales contract. In these cases, if these costs are for orders that are fulfilled in one year or less, we expense these costs as they are incurred. Because the period between when we transfer a promised good to a customer and when the customer pays for that good will be one year or less, we elect not to adjust the promised amount of consideration for the effects of any significant financing component.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Automotive Technologies product line	$86.1	$172.0
Process Purification product line	10.0	19.6
Performance Materials segment	$96.1	$191.6
Oilfield Technologies product line	29.1	51.5
Industrial Specialties product line	117.8	216.6
Pavement Technologies product line	65.6	84.1
Performance Chemicals segment	$212.5	$352.2
Consolidated Net sales	$308.6	$543.8
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
North America	$212.0	$366.7
Asia Pacific	42.9	76.9
Europe, Middle East and Africa	47.9	88.3
South America	5.8	11.9
Consolidated Net sales	$308.6	$543.8

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

In millions	Contract Asset
Balance at January 1, 2018	$4.4
Reclassification to accounts receivable, billed to customers	(7.2)
Contract asset additions	7.9
Balance at June 30, 2018 (1)	$5.1
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
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
Our risk management program also addresses counterparty credit risk by selecting only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions’ credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are reported on a net basis by counterparty, to the extent governed by master netting agreements, in the condensed consolidated balance sheets. Due to our proactive mitigation of these potential credit risk we anticipate performance by our counterparties to these contracts and therefore no material loss is expected.

Foreign Currency Exchange Risk Management

We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize foreign currency exchange forward contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. We began our foreign currency exchange risk hedging program in July 2017. As of June 30, 2018, open foreign currency derivative contracts hedge forecasted transactions until January 2019. These open derivative contracts hedge the notional U.S. dollar equivalent value of approximately $13.1 million. The fair value of the foreign currency hedge was a $0.7 million asset and zero at June 30, 2018 and December 31, 2017, respectively.

Commodity Price Risk Management
Certain energy sources used by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of June 30, 2018, we had 1.6 million and 2.0 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of June 30, 2018, open commodity contracts hedge forecasted transactions until November 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2018 and December 31, 2017 was $0.1 million asset and less than $0.1 million asset, respectively.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of June 30, 2018 or December 31, 2017.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2018
Assets:
Equity securities (4)	$0.6	$—	$—	$0.6
Foreign currency hedging (4)	—	0.7	—	0.7
Commodity hedging (4)	—	0.1	—	0.1
Deferred compensation plan investments (5)	1.8	—	—	1.8
Total assets	$2.4	$0.8	$—	$3.2
Liabilities:
Deferred compensation arrangement (5)	$4.0	$—	$—	$4.0
Separation-related reimbursement awards (6)	0.3	—	—	0.3
Total liabilities	$4.3	$—	$—	$4.3
December 31, 2017
Assets:
Equity securities (4)	$1.8	$—	$—	$1.8
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$2.0	$—	$—	$2.0
Separation-related reimbursement awards (6)	0.9	—	—	0.9
Total liabilities	$2.9	$—	$—	$2.9
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

(5)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively.

(6)
Included within "Accrued expenses" on the condensed consolidated balance sheet. The expense recognized during the three and six months ended June 30, 2018, was zero and $0.1 million, and during the three and six months ended June 30, 2017, was $0.1 million and $0.3 million, respectively.

At June 30, 2018, the book value of capital lease obligations was $80.0 million and the fair value was $89.8 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt is $356.2 million as of June 30, 2018. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At June 30, 2018, the book value of our fixed rate debt, the Senior Notes, was $300.0 million, and the fair value was $283.6 million, based on Level 2 inputs. At June 30, 2018, the book value of our Restricted investment was $71.8 million, and the fair value was $67.3 million, based on Level 1 inputs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

The carrying value of our financial instruments: cash and cash equivalents, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 7: Inventories, net

In millions	June 30, 2018	December 31, 2017
Raw materials	$40.8	$40.1
Production materials, stores and supplies	16.4	13.4
Finished and in-process goods	145.8	114.3
Subtotal	203.0	167.8
Less: excess of cost over LIFO cost	(7.9)	(7.8)
Inventories, net	$195.1	$160.0
Note 8: Property, plant and equipment, net

In millions	June 30, 2018	December 31, 2017
Machinery and equipment	$830.4	$792.5
Buildings and leasehold equipment	116.5	115.0
Land and land improvements	19.6	18.0
Construction in progress	48.2	35.8
Total cost	1,014.7	961.3
Less: accumulated depreciation	(530.6)	(522.8)
Property, plant and equipment, net	$484.1	$438.5

Note 9: Goodwill and other intangible assets, net

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2017	$8.1	$4.3	$12.4
Acquisitions(1)	118.2	—	118.2
Foreign currency translation	(0.4)	—	(0.4)
June 30, 2018	$125.9	$4.3	$130.2
_______________
(1)    See Note 4 for more information.

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	June 30, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$12.1	$1.8	$13.9	$11.8	$2.1
Patents (2)	1.9	0.1	1.8	—	—	—
Customer contracts and relationships (2)	157.2	30.0	127.2	28.2	25.4	2.8
Non-compete agreements (2)	2.2	0.2	2.0	—	—	—
Other intangibles, net	$175.2	$42.4	$132.8	$42.1	$37.2	$4.9
_______________
(1)    Represents trademarks, trade names and know-how.
(2)    See Note 4 for more information.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Cost of sales	$0.1	$0.4	$0.4	$0.7
Selling, general and administrative expenses	3.8	0.3	4.8	0.6
Total amortization expense	$3.9	$0.7	$5.2	$1.3

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2018 - $12.3 million, 2019 - $14.3 million, 2020 - $13.2 million, 2021 - $12.3 million and 2022 - $12.2 million.
Note 10: Debt including capital lease obligations
Current and long-term debt including capital lease obligations consisted of the following:

	June 30, 2018
In millions, except percentages	Interest rate	Maturity date	June 30, 2018	December 31, 2017
Revolving credit facility (1)	3.59%	2022	$—	$—
Term loan facility	3.59%	2022	375.0	375.0
Senior notes	4.50%	2026	300.0	—
Capital lease obligations	7.67%	2027	80.0	80.0
Total debt including capital lease obligations			755.0	455.0
Less: debt issuance costs			6.7	1.6
Total debt including capital lease obligations, net of debt issuance costs			748.3	453.4
Less: debt maturing within one year (2)			18.8	9.4
Long-term debt including capital lease obligations			$729.5	$444.0
______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.8 million and available funds under the facility were $548.2 million at June 30, 2018.

(2)	Debt maturing within one year is included in "Current maturities of long-term debt" on the condensed consolidated balance sheets.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
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
The net proceeds from the sale of the Notes, after deducting deferred issuance costs of $5.7 million, were approximately $294.3 million.
 Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.

Financial Covenants
The Indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Indenture could result in the acceleration of the Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and its subsidiaries.
The revolving credit facility and term loan facility include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.00 to 1.00 (which may be increased to 4.50 to 1.00 under certain circumstances) and a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all covenants at June 30, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 11: Equity

	Ingevity Stockholders'
	Common Stock
In millions, except per share data	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total
Balance at December 31, 2017	42,209	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9
Net income (loss)	—	—	—	77.5	—	—	10.5	88.0
Other comprehensive income (loss)	—	—	—	—	(2.3)	—	—	(2.3)
Common stock issued	94	—	—	—	—	—	—	—
Exercise of stock options, net	6	—	0.2	—	—	—	—	0.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.5)	—	(1.5)
Share repurchase program	—	—	—	—	—	(9.1)	—	(9.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(13.2)	(13.2)
Share-based compensation plans	—	—	6.6	—	—	1.1	—	7.7
Adoption of ASC 606	—	—	—	1.6	—	—	—	1.6
Balance at June 30, 2018	42,309	$0.4	$146.9	$221.9	$(14.0)	$(17.2)	$11.3	$349.3

Noncontrolling interest

In millions	2018	2017
Balance at beginning of period	$14.0	$7.6
Net income (loss) attributable to noncontrolling interest	10.5	7.7
Noncontrolling interest distributions	(13.2)	(4.8)
Balance at end of period	$11.3	$10.5
On August 1, 2018, we completed the acquisition of the remaining 30 percent Noncontrolling interest in Purification Cellutions LLC. See Footnote 18 for more information.

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
During the three months ended June 30, 2018, we repurchased 75,800 shares of our common stock at a weighted average cost per share of $79.28. At June 30, 2018, $84.3 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 12: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended June 30,
	Pensions		Other Benefits
(in millions)	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.3	$—	$—
Interest cost (2)	0.2	0.2	—	—
Expected return on plan assets (2)	(0.2)	(0.2)	—	—
Recognized net actuarial and other (gain) loss (2)	0.1	—	—	—
Net periodic benefit cost (income)	$0.5	$0.3	$—	$—

	Six Months Ended June 30,
	Pensions		Other Benefits
	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service cost (1)	$0.8	$0.6	$—	$—
Interest cost (2)	0.4	0.4	—	—
Expected return on plan assets (2)	(0.4)	(0.4)	—	—
Recognized net actuarial and other (gain) loss (2)	0.1	—	—	—
Net periodic benefit cost (income)	$0.9	$0.6	$—	$—

_______________

(1)	Included in "Cost of sales" on the condensed consolidated statements of operations.

(2)	Included in "Other (income) expense, net" on the condensed consolidated statements of operations.

We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three or six months ended June 30, 2018. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2018, and we currently have no plans to make any voluntary cash contributions in 2018.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$—	$(0.6)	$—
Severance and other employee-related costs (1)	—	—	—	1.3
Other (income) charges, net (2)	—	1.1	—	2.1
Total restructuring and other (income) charges, net	$—	$1.1	$(0.6)	$3.4
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded zero and $0.6 million as a gain on sale of assets in the three and six months ended June 30, 2018, respectively.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded zero and $1.3 million, respectively, in severance and other employee-related costs in the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2017, we also recorded $1.1 million and $2.1 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2017(1)	Reserve(2)	Payments	Other(3)	6/30/2018(1)
Restructuring Reserves	$0.2	—	(0.1)	—	$0.1
_______________

(1)	Included in "Accrued Expenses" on the condensed consolidated balance sheets.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 14: Income Taxes
For the three and six months ended June 30, 2018 and 2017, the effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rate	19.2%	32.5%	20.1%	32.4%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2018			2017
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$64.6	$12.4	19.2%	$53.0	$17.2	32.5%
Discrete items:
Separation costs	—	—		0.2	0.1
Restructuring and other (income) charges, net	—	—		1.1	—
Acquisition and other related costs (1)	1.1	0.3		—	—
Results of legal entities with full valuation allowances (2)	—	—		(0.3)	—
Other tax only discrete items	—	0.3		—	(0.6)
Total discrete items	1.1	0.6		1.0	(0.5)
Consolidated operations, before discrete items	$65.7	$13.0		$54.0	$16.7
Quarterly effect of changes in the EAETR (3)			19.8%			30.9%

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

	Six Months Ended June 30,
	2018			2017
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$110.1	$22.1	20.1%	$87.0	$28.2	32.4%
Discrete items:
Separation costs	—	—		0.5	0.2
Restructuring and other (income) charges, net	(0.6)	—		3.4	0.6
Acquisition and other related costs (1)	5.7	1.3		—	—
Results of legal entities with full valuation allowances (2)	—	—		1.5	—
Other tax only discrete items	—	0.1		—	(0.4)
Total discrete items	5.1	1.4		5.4	0.4
Consolidated operations, before discrete items	$115.2	$23.5		$92.4	$28.6
EAETR (3)			20.4%			31.0%
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the acquisition of the Pine Chemical Business. The legal and professional fees of $4.3 million and the inventory step-up amortization of $1.4 million are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	Decrease in EAETR for the three and six months ended June 30, 2018, as compared to June 30, 2017, is primarily due to the effect of U.S. Tax Reform, which was enacted in December 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, we determined that the $24.5 million of the provisional deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and current tax expense recorded in connection with any other provisions of U.S. Tax Reform were reasonable estimates at December 31, 2017. In the six months ended June 30, 2018, no additional adjustments were recorded in relation to the re-measurement of certain deferred tax assets and liabilities and minimal current tax expense was recorded in connection with other provisions of U.S. Tax Reform. Additional work may be necessary as the U.S. Treasury Department, the IRS, or other standard setting bodies interpret or issue new guidance on how the provisions of U.S. Tax Reform should be applied that may be different from our interpretation as of the date of this filing. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 16: Segment information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net sales
Performance Materials	$96.1	$89.5	$191.6	$172.9
Automotive Technologies product line	86.1	79.9	172.0	154.5
Process Purifications product line	10.0	9.6	19.6	18.4
Performance Chemicals	$212.5	$170.8	$352.2	$305.9
Oilfield Technologies product line	29.1	19.5	51.5	37.8
Industrial Specialties product line	117.8	95.6	216.6	195.4
Pavement Technologies product line	65.6	55.7	84.1	72.7
Total net sales (1)	$308.6	$260.3	$543.8	$478.8

Segment operating profit (2)
Performance Materials	$36.6	$30.7	$73.5	$60.2
Performance Chemicals	36.9	26.4	55.6	36.8
Total segment operating profit (1)	$73.5	$57.1	$129.1	$97.0

Separation costs (3)	—	(0.2)	—	(0.5)
Restructuring and other income (charges), net (4)	—	(1.1)	0.6	(3.4)
Acquisition and other related costs (5)	(1.1)	—	(5.7)	—
Interest expense, net	(7.8)	(2.8)	(13.9)	(6.1)
(Provision) benefit for income taxes	(12.4)	(17.2)	(22.1)	(28.2)
Net (income) loss attributable to noncontrolling interest	(5.5)	(3.7)	(10.5)	(7.7)
Net income (loss) attributable to Ingevity stockholders	$46.7	$32.1	$77.5	$51.1
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

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

(3)
Represents transaction costs associated with separation of Ingevity from Westrock. These costs are primarily related to professional fees associated with separation activities within the finance, tax, and legal functions.

(4)	Income (charges) for all periods presented related to our Performance Chemicals segment.
(5)    Charges associated with the acquisition and integration of the Pine Chemical Business. See below for more detail on the charges incurred and Note 4 within these Condensed Consolidated Financial Statements for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Legal and professional service fees (1)	$0.5	$—	$4.3	$—
Inventory fair value step-up amortization (2)	0.6	—	1.4	—
Acquisition and other related costs	$1.1	$—	$5.7	$—
_______________
(1) Included within "Acquisition and other related costs" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 17: Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2018	2017	2018	2017
Net income (loss) attributable to Ingevity stockholders	$46.7	$32.1	$77.5	$51.1

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.11	$0.76	$1.84	$1.21
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.10	0.76	1.82	1.21

Shares (in thousands)
Weighted average number of common stock outstanding - Basic	42,084	42,145	42,088	42,136
Weighted average additional shares assuming conversion of potential common stock	528	282	515	258
Shares - diluted basis	42,612	42,427	42,603	42,394

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Average number of potential common shares - antidilutive	98	94	67	132

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 18: Subsequent event
On July 24, 2018, we signed an agreement to acquire the remaining 30 percent interest in Purification Cellutions LLC, held by Applied Technology Limited Partnership, Doraville, Georgia. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. On August 1, 2018, pursuant to the terms and conditions set forth in the membership interest purchase agreement, we completed the acquisition of the remaining 30 percent interest in Purification Cellutions LLC for an aggregate purchase price of approximately $80 million.

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

•	if we are unable to protect our intellectual property and other proprietary information we may lose significant competitive advantage;

•	information technology security risks;

•	government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies, tariffs, and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.
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
The net proceeds from the sale of the Notes, after deducting deferred financing fees and expenses of $5.7 million, were approximately $294.3 million. We used the net proceeds from the sale of the Notes to finance, in part, our purchase of substantially all the assets primarily used in the pine chemical business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net sales	$308.6	$260.3	$543.8	$478.8
Cost of sales	193.1	170.5	343.2	318.3
Gross profit	115.5	89.8	200.6	160.5
Selling, general and administrative expenses	35.9	26.3	62.0	52.3
Research and technical expenses	5.3	4.7	10.7	9.8
Separation costs	—	0.2	—	0.5
Restructuring and other (income) charges, net	—	1.1	(0.6)	3.4
Acquisition-related costs	0.5	—	4.3	—
Other (income) expense, net	1.4	1.7	0.2	1.4
Interest expense, net	7.8	2.8	13.9	6.1
Income (loss) before income taxes	64.6	53.0	110.1	87.0
Provision (benefit) for income taxes	12.4	17.2	22.1	28.2
Net income (loss)	52.2	35.8	88.0	58.8
Less: Net income (loss) attributable to noncontrolling interest	5.5	3.7	10.5	7.7
Net income (loss) attributable to Ingevity stockholders	$46.7	$32.1	$77.5	$51.1

Net sales and Gross profit
The table below shows the 2018 net sales and percentage variances from 2017:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume	Acquisition
Three months ended June 30, 2018	$308.6	19%	1%	2%	7%	8%
Six months ended June 30, 2018	$543.8	14%	1%	1%	6%	6%
Three Months Ended June 30, 2018 vs. 2017
Net sales increase of $48.3 million in 2018 was primarily driven by favorable volume gains of $19.2 million (seven percent of sales) and favorable pricing and product mix of $4.7 million (two percent of sales). The acquisition of the Pine Chemical Business (completed in Q1 2018) contributed $21.1 million (eight percent of sales) to the volume gains realized during the quarter. Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. Additionally, favorable foreign currency exchange impacted Net sales by $3.3 million (one percent of sales).
Gross profit improvement of $25.7 million was driven by favorable sales volume contributing $10.4 million of additional gross profit, pricing and product mix of $4.7 million, reduced manufacturing costs of $2.3 million, and favorable foreign currency exchange impact of $1.7 million. The acquisition of the Pine Chemical Business (completed in Q1 2018) contributed $6.6 million to the increased gross profit period over period. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.
Six Months Ended June 30, 2018 vs. 2017
Net sales increase of $65.0 million in 2018 was primarily driven by favorable volume gains of $25.9 million (six percent of sales) and favorable pricing and product mix of $6.3 million (one percent of sales). The acquisition of the Pine Chemical Business (completed in Q1 2018) contributed $25.9 million (six percent of sales) to the volume gains realized during the quarter. Both of our operating segments contributed to the volume and pricing and product mix impacts during the period. Additionally, favorable foreign currency exchange impacted Net sales by $6.9 million (one percent of sales).
Gross profit improvement of $40.1 million was driven primarily by favorable sales volume contributing $15.4 million of additional gross profit, pricing and product mix of $11.9 million, reduced manufacturing costs of $0.8 million, and favorable foreign currency exchange impact of $3.4 million. The acquisition of the Pine Chemical Business (completed in Q1 2018) contributed $8.6 million to the improvement period over period. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.
Selling, general and administrative expenses
Three Months Ended June 30, 2018 vs. 2017
Selling, general and administrative ("SG&A") increased $9.6 million in 2018 compared to 2017. SG&A expenses as a percentage of Net sales increased to 11.6 percent for the three months ended June 30, 2018 from 10.1 percent in 2017.  The increase in SG&A is primarily due to higher incentive compensation costs driven by the improvements in gross profit as compared to the prior period, higher legal fees, and amortization associated with the acquisition of the Pine Chemicals Business. Increased gross profit translates into higher Adjusted EBITDA which is our primary metric for incentive-based compensation. Adjusted EBITDA is defined under the Use of Non-GAAP Financial Measures section included within this MD&A.

Six Months Ended June 30, 2018 vs. 2017
SG&A increased $9.7 million in 2018 compared to 2017. SG&A expenses as a percentage of Net sales increased to 11.4 percent for the six months ended June 30, 2018 from 10.9 percent in 2017. The increase in SG&A for the six month period is due to the reasons explained in the three month period above.
Research and technical expenses
Three Months Ended June 30, 2018 vs. 2017
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.7 percent from 1.8 percent for the three months ended June 30, 2018 and 2017, respectively.
Six Months Ended June 30, 2018 vs. 2017
Research and technical expenses as a percentage of Net sales remained consistent period over period at 2.0 percent for the six months ended June 30, 2018 and 2017, respectively.
Separation costs
Three Months Ended June 30, 2018 vs. 2017
Separation costs represent legal, information technology, and other advisory fees to transition from a division of WestRock to a stand-alone public company. Separation costs for the three months ended June 30, 2018 and 2017 were zero and $0.2 million, respectively.
Six Months Ended June 30, 2018 vs. 2017
Separation costs represent legal, information technology, and other advisory fees to transition from a division of WestRock to a stand-alone public company. Separation costs for the six months ended June 30, 2018 and 2017 were zero and $0.5 million, respectively.
Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2018 vs. 2017

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Gain on sale of assets and businesses	$—	$—	$(0.6)	$—
Severance and other employee-related costs (1)	—	—	$—	$1.3
Other (income) charges, net (2)	—	1.1	—	2.1
Total restructuring and other (income) charges, net	$—	$1.1	$(0.6)	$3.4
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded zero and $0.6 million as a gain on sale of assets in the three and six months ended June 30, 2018, respectively.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded zero and $1.3 million, respectively, in severance and other employee-related costs in the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2017, we also recorded $1.1 million and $2.1 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Acquisition-related costs
Three Months Ended June 30, 2018 vs. 2017
Acquisition-related costs of $0.5 million and zero for the three months ended June 30, 2018 and 2017, respectively, were incurred in connection with the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Six Months Ended June 30, 2018 vs. 2017
Acquisition-related costs of $4.3 million and zero for the six months ended June 30, 2018 and 2017, respectively, were incurred in connection with the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Six Months Ended June 30, 2018 vs. 2017

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Foreign currency exchange (income) loss	$1.8	$1.7	$1.0	$1.6
Royalty and sundry (income) loss	(0.3)	—	(0.5)	(0.4)
Other (income) expense, net	(0.1)	—	(0.3)	0.2
Total Other (income) expense, net	$1.4	$1.7	$0.2	$1.4

Interest expense, net
Three and Six Months Ended June 30, 2018 vs. 2017

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Interest expense on capital lease obligations	$1.6	$1.6	3.1	3.1
Interest expense on revolving credit and term loan facilities (1)	3.6	2.9	6.7	5.6
Interest expense on senior notes (1)	3.6	—	6.2	—
Interest income associated with our Restricted investment	(0.5)	(0.6)	(1.0)	(1.1)
Capitalized interest	(0.2)	(1.4)	(0.4)	(1.8)
Other interest expense, net	(0.3)	0.3	(0.7)	0.3
Total Interest expense, net	$7.8	$2.8	$13.9	$6.1
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended June 30, 2018 vs. 2017
Our effective tax rate was 19.2 percent and 32.5 percent for the three months ended June 30, 2018 and 2017, respectively. Excluding discrete items, the effective rate was 19.8 percent compared to 30.9 percent for the three months ended June 30, 2018 and 2017, respectively. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.
Six Months Ended June 30, 2018 vs. 2017
Our effective tax rate was 20.1 percent and 32.4 percent for the six months ended June 30, 2018 and 2017, respectively. Excluding discrete items, the effective rate was 20.4 percent compared to 31.0 percent for the three months ended June 30, 2018 and 2017, respectively. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.

Net income (loss) attributable to noncontrolling interest
Three and Six Months Ended June 30, 2018 vs. 2017
Net income (loss) attributable to noncontrolling interest was $5.5 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively; for the six months ended June 30, 2018 and 2017, Net income (loss) attributable to noncontrolling interest was $10.5 million and $7.7 million, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance. On August 1, 2018 we purchased the remaining 30 percent interest in Purification Cellutions LLC, see Note 18 to the Condensed Consolidated Financial Statements for more information.

Net income (loss) attributable to Ingevity stockholders
Three Months Ended June 30, 2018 vs. 2017
Net income (loss) attributable to Ingevity stockholders increased $14.6 million in the three months ended June 30, 2018 vs. 2017, primarily driven by higher gross profit recognized in both of our segments and the $1.1 million reduction of Restructuring and other (income) charges, net, offset by Acquisition-related costs of $0.5 million and increased interest expense of $5.0 million due to the Notes. Refer to the Segment Operating Results section included within this MD&A for a discussion of changes in segment performance.
Six Months Ended June 30, 2018 vs. 2017
Net income (loss) attributable to Ingevity stockholders increased $26.4 million in the six months ended June 30, 2018 vs. 2017, primarily driven by higher gross profit recognized in both of our segments and the $4.0 million reduction of Restructuring and other (income) charges, net, offset by Acquisition-related costs of $4.3 million and increased interest expense of $7.8 million due to the Notes. Refer to the Segment Operating Results section included within this MD&A for a discussion of changes in segment performance.
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
Performance Materials

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Automotive Technologies product line	$86.1	$79.9	$172.0	$154.5
Process Purifications product line	10.0	9.6	19.6	18.4
Total Performance Materials - Net sales	$96.1	$89.5	$191.6	$172.9
Segment operating profit	$36.6	$30.7	$73.5	$60.2
Comparison of Three and Six Months Ended June 30, 2018 vs. 2017

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2018	$96.1	7%	—%	2%	5%
Six months ended June 30, 2018	$191.6	11%	1%	—%	10%

Three Months Ended June 30, 2018 vs. 2017
Segment net sales for the Performance Materials segment were $96.1 million and $89.5 million for the three months ended June 30, 2018 and 2017, respectively. The sales increase in 2018 was primarily driven by $4.4 million (five percent of sales) in volume improvements in automotive evaporative emission canister products related to increased vehicle content due to regulatory adoption and the shift towards higher content vehicles in the North American automotive market and $0.7 million (zero percent of sales) of favorable foreign currency exchange. These gains were further bolstered by favorable product mix of $1.5 million (two percent of sales).
Segment operating profit for the Performance Materials segment was $36.6 million and $30.7 million for the three months ended June 30, 2018 and 2017, respectively. Segment operating profit increased $5.9 million primarily due to favorable volume in the automotive carbon application, which contributed $3.5 million, favorable product mix, which contributed $1.8 million, and improvements in manufacturing costs which favorably impacted operating profit by $1.6 million. SG&A and research and technical costs increased by $2.0 million primarily due to higher incentive compensation costs driven by the improvements in gross profit as compared to the prior period. Favorable foreign currency exchange impacts also impacted operating profit $1.0 million.
Six Months Ended June 30, 2018 vs. 2017
Segment net sales for the Performance Materials segment were $191.6 million and $172.9 million for the six months ended June 30, 2018 and 2017, respectively. The sales increase in 2018 was primarily driven by $16.5 million (ten percent of sales) in volume improvements in automotive evaporative emission canister products related to increased vehicle content due to regulatory adoption and the shift towards higher content vehicles in the North American automotive market and $1.8 million (one percent of sales) of favorable foreign currency exchange. These gains were further bolstered by favorable product mix of $0.4 million (zero percent of sales).
Segment operating profit for the Performance Materials segment was $73.5 million and $60.2 million for the six months ended June 30, 2018 and 2017, respectively. Segment operating profit increased $13.3 million primarily due to favorable volume in the automotive carbon application, which contributed $10.8 million, favorable product mix, which contributed $3.6 million, and favorable foreign currency exchange which contributed $0.6 million. This increase was partially offset by higher manufacturing costs associated with increased production and increased SG&A and research and technical costs due primarily to increased legal costs impacting profit by $0.9 million and $0.8 million, respectively.

Performance Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Oilfield Technologies product line	$29.1	$19.5	$51.5	$37.8
Industrial Specialties product line	117.8	95.6	216.6	195.4
Pavement Technologies product line	65.6	55.7	84.1	72.7
Total Performance Chemicals - Net sales	$212.5	$170.8	$352.2	$305.9

Segment operating profit	$36.9	$26.4	$55.6	$36.8
Comparison of Three and Six Months Ended June 30, 2018 vs. 2017

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume	Acquisition
Three months ended June 30, 2018	$212.5	24%	2%	1%	9%	12%
Six months ended June 30, 2018	$352.2	15%	2%	2%	3%	8%
Three Months Ended June 30, 2018 vs. 2017
Segment net sales for the Performance Chemicals segment were $212.5 million and $170.8 million for the three months ended June 30, 2018 and 2017, respectively. The sales increase was driven by favorable volume of $14.8 million (nine percent of sales), which consisted of favorable industrial specialties volume ($4.9 million), pavement technologies products ($7.4 million), and oilfield technologies ($2.5 million). Also driving the sales increase was pricing and product mix of $3.2 million (one percent of sales) driven by oilfield technologies ($1.3 million) and pavement technologies ($1.5 million), and pricing and product mix in industrial specialties ($0.4 million). In addition, $2.6 million of favorable foreign currency exchange (two percent of sales) helped drive the sales increase. Also contributing to the sales increase was our Acquisition, which increased sales by $21.1 million (twelve percent of sales), which consists of industrial specialties ($15.5 million), pavement technologies products ($0.1 million), and oilfield technologies ($5.5 million). See Note 4 within the Condensed Consolidated Financial Statements for more information regarding the Acquisition.
Segment operating profit for the Performance Chemicals segment was $36.9 million and $26.4 million for the three months ended June 30, 2018 and 2017, respectively. Segment operating profit increased by $10.5 million primarily due to increased volumes of $6.8 million, $2.9 million of favorable pricing and product mix, $0.7 million of favorable manufacturing productivity primarily driven by lower raw material pricing, specifically crude tall oil ("CTO"), $0.8 million due to favorable foreign currency exchange. The Acquisition (completed in Q1 2018) contributed $3.8 million to the improvement period over period. These favorable operating results were partially offset by $4.5 million of unfavorable SG&A costs, driven by higher incentive compensation costs and growth-related spending. Higher incentive compensation costs were driven by the improvements in gross profit as compared to the prior period. See Note 4 within the Condensed Consolidated Financial Statements for more information regarding the Acquisition.
Six Months Ended June 30, 2018 vs. 2017
Segment net sales for the Performance Chemicals segment were $352.2 million and $305.9 million for the six months ended June 30, 2018 and 2017, respectively. The sales increase was driven by favorable volume of $9.4 million (three percent of sales), which consisted of favorable pavement technologies products volume ($8.6 million) and oilfield technologies ($2.6 million), offset by unfavorable volume in industrial specialties ($1.8 million). Also driving the sales increase was pricing and product mix of $5.9 million (two percent of sales) driven by industrial specialties ($0.6 million), pavement technologies ($1.4 million), and oilfield technologies ($3.9 million). In addition, $5.1 million of favorable foreign currency exchange (two percent of sales) helped drive the sales increase. Also contributing to the sales increase was our Acquisition, which increased sales by $25.9 million (eight percent of sales), which consists of industrial specialties ($19.1 million), pavement technologies products ($0.1 million), and oilfield technologies ($6.7 million). See Note 4 within the Condensed Consolidated Financial Statements for more information regarding the Acquisition.
Segment operating profit for the Performance Chemicals segment was $55.6 million and $36.8 million for the six months ended June 30, 2018 and 2017, respectively. Segment operating profit increased by $18.8 million primarily due to increased volumes of $4.9 million, $8.3 million of favorable pricing and product mix, $2.2 million of favorable manufacturing productivity primarily driven by lower raw material pricing, specifically crude tall oil ("CTO"), $3.1 million due to favorable foreign currency exchange. The Acquisition (completed in Q1 2018) contributed $4.8 million to the gains realized during the period. These favorable operating results were partially offset by $4.5 million of unfavorable SG&A costs, driven by higher incentive compensation costs and growth-related spending. Higher incentive compensation costs were driven by the improvements in gross profit as compared to the prior period and higher amortization costs were primarily due to the amortization of certain intangible assets acquired in the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information regarding the Acquisition.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net income (loss) (GAAP)	$52.2	$35.8	$88.0	$58.8
Provision (benefit) for income taxes	12.4	17.2	22.1	28.2
Interest expense, net	7.8	2.8	13.9	6.1
Depreciation and amortization	15.9	10.1	27.4	20.4
Separation costs	—	0.2	—	0.5
Restructuring and other (income) charges, net	—	1.1	(0.6)	3.4
Acquisition and other related costs (1)	1.1	—	5.7	—
Adjusted EBITDA (Non-GAAP)	$89.4	$67.2	$156.5	$117.4
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the Acquisition. For the three and six months ended June 30, 2018, the legal and professional fees of $0.5 million and $4.3 million, respectively, and the inventory step-up amortization of $0.6 million and $1.4 million, respectively, are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

Adjusted EBITDA
Three Months Ended June 30, 2018 vs. 2017
Adjusted EBITDA was $89.4 million and $67.2 million for three months ended June 30, 2018 and 2017, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Six Months Ended June 30, 2018 vs. 2017
Adjusted EBITDA was $156.5 million and $117.4 million for six months ended June 30, 2018 and 2017, respectively. The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Segment operating profit (GAAP)	$36.6	$30.7	$73.5	$60.2
Depreciation and amortization	6.1	5.0	11.4	10.0
Segment EBITDA (Non-GAAP)	$42.7	$35.7	$84.9	$70.2

Performance Chemicals	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Segment operating profit (GAAP)	$36.9	$26.4	$55.6	$36.8
Depreciation and amortization	9.8	5.1	16.0	10.4
Segment EBITDA (Non-GAAP)	$46.7	$31.5	$71.6	$47.2

Performance Materials
Three Months Ended June 30, 2018 vs. 2017
Segment EBITDA for the Performance Materials segment was $42.7 million and $35.7 million for the three months ended June 30, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.
Six Months Ended June 30, 2018 vs. 2017
Segment EBITDA for the Performance Materials segment was $84.9 million and $70.2 million for the six months ended June 30, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.
Performance Chemicals
Three Months Ended June 30, 2018 vs. 2017
Segment EBITDA for the Performance Chemicals segment was $46.7 million and $31.5 million for the three months ended June 30, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.
Six Months Ended June 30, 2018 vs. 2017
Segment EBITDA for the Performance Chemicals segment was $71.6 million and $47.2 million for the six months ended June 30, 2018 and 2017, respectively. The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.
Total Company Outlook and Fiscal Year 2018 Guidance
For revenue, the Acquisition coupled with organic volume growth in Performance Materials and Performance Chemicals oilfield and pavement technologies applications are expected to be partially offset by negative volume in Performance Chemicals industrial specialties applications as we continue to derivatize higher quantities of tall oil fatty acid ("TOFA") into oilfield and pavement products. We expect to deliver fiscal year 2018 Net sales of $1.10 billion to $1.13 billion.

               2018 Adjusted EBITDA is expected to grow by 24% to 29%. This is driven by the Acquisition as well as mix improvement due to volume growth in our higher margin Performance Materials and Performance Chemicals pavement technologies and oilfield technologies applications and favorable year over year CTO costs, partially offset by reduced volume in industrial specialties and higher production related costs including freight. Some risks to the 2018 outlook include reductions in U.S. vehicle sales and production in automotive applications, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 and 2017 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2017, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and our ability to fully integrate the Acquisition's tall oil refinery into our network and capture planned synergies in 2018. We expect to deliver fiscal year 2018 Adjusted EBITDA of $302 million to $314 million.

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

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments and additional acquisition-related costs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2018, our available capacity under our revolving credit facility was $548.2 million.
Cash and cash equivalents totaled $83.0 million at June 30, 2018. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at June 30, 2018 included $17.6 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We have calculated our best estimate of the impact of U.S. Tax Reform in our current quarter's income tax provision in accordance with our understanding of the changes to the Internal Revenue Code and guidance available as of the date of this filing. No additional expense was recorded in relation to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
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
Other Potential Liquidity Needs
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. At June 30, 2018, $84.3 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2018 capital expenditures are expected to be $80 million to $90 million.

Cash flow comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
In millions	2018	2017
Net cash provided (used) by operating activities	$71.1	$52.7
Net cash provided (used) by investing activities	(348.1)	(27.5)
Net cash provided (used) by financing activities	271.9	(15.1)
Cash flows provided (used) by operating activities
During the first six months of 2018, cash flow provided by operations increased primarily due to higher net income partially offset by working capital increases compared to 2017. Working capital increases in the first six months of 2018 when compared to the first six months of 2017 are primarily driven by increases in accounts receivable and inventories. Below provides a description of the changes to working capital during the first six months of 2018 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	June 30, 2018	December 31, 2017
Cash and cash equivalents	$83.0	$87.9
Accounts receivable, net	148.1	100.0
Inventories, net	195.1	160.0
Prepaid and other current assets	31.4	20.8
Total current assets	$457.6	$368.7
Current assets as of June 30, 2018 increased $88.9 million compared to December 31, 2017 primarily due to increases in accounts receivable and inventories. Accounts receivable, net as of June 30, 2018 increased $48.1 million consistent with the higher sales in the quarter ended June 30, 2018 compared to the quarter ended December 31, 2017. While Cash and cash equivalents decreased $4.9 million, both Inventories, net and Prepaid and other current assets increased by $35.1 million and $10.6 million, respectively. The build in inventories is due to three items: first, the build-up of inventory in advance of the latter part of the paving season in our Performance Chemicals segment; second, the inclusion of the Acquisition’s product inventory; and finally, the intentional build of activated carbon inventory in preparation for the adoption in China of that country’s new gasoline vapor emission standards applicable to our Performance Materials segment.

In millions	June 30, 2018	December 31, 2017
Accounts payable	$105.8	$83.1
Accrued expenses	28.3	20.0
Accrued payroll and employee benefits	24.4	39.2
Current maturities of long-term debt	18.8	9.4
Income taxes payable	—	1.5
Total current liabilities	$177.3	$153.2
Current liabilities as of June 30, 2018 increased by $24.1 million compared to December 31, 2017 primarily driven by an increase in Accounts payable, Accrued expenses, and Current maturities of long-term debt, offset by decreases in Accrued payroll and employee benefits.

Cash flows provided (used) by investing activities
Cash used by investing activities in the six months ended June 30, 2018 was $348.1 million and was primarily driven by the $315.0 million purchase of the Pine Chemical Business (see Note 4 in the Condensed Consolidated Financial Statements for more information). The remaining cash used by investing activities was primarily driven by capital expenditures. In the six months ended June 30, 2018 and 2017, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of an activated carbon manufacturing facility in China, as well as expansion at our Performance Chemicals Deridder, Louisiana facility and our Performance Materials Waynesboro, Georgia and Covington, Virginia facilities.

Capital expenditure categories	Six Months Ended June 30,
In millions	2018	2017
Maintenance	$15.4	$12.2
Safety, health and environment	2.1	3.2
Growth and cost improvement	12.9	6.4
Total capital expenditures	$30.4	$21.8
Cash flows provided (used) by financing activities
Cash provided by financing activities in the six months ended June 30, 2018 was $271.9 million and was driven by net proceeds from the issuance of the Notes of $294.3 million (refer to Note 10 in the Condensed Consolidated Financial Statements for more information), offset by noncontrolling interest distributions of $13.2 million, and repurchase of common stock of $9.1 million. Cash used by financing activities in the six months ended June 30, 2017 was $15.1 million and was primarily driven by net borrowings under our credit facility of $9.1 million and noncontrolling interest distributions of $4.8 million.
Contractual Obligations
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Annual Report. During the six months ended June 30, 2018, the Company completed the purchase of the Pine Chemical Business for $315.0 million, subject to certain adjustments, in March 2018 (refer to Note 4 of the Condensed Consolidated Financial Statements for more information), and we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (refer to Note 10 of the Condensed Financial Statements for more information). On July 24, 2018, we signed an agreement to acquire the remaining 30 percent interest in Purification Cellutions LLC, held by Applied Technology Limited Partnership, Doraville, Georgia. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. On August 1, 2018, pursuant to the terms and conditions set forth in the membership interest purchase agreement, we completed the acquisition of the remaining 30 percent interest in Purification Cellutions LLC for an aggregate purchase price of approximately $80 million. There have been no other material changes to our contractual commitments during the six months ended June 30, 2018.
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
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Ingevity" section in our 2017 Annual Report for a detailed description of these policies and their potential effects on our results of operations and financial condition:
•Revenue recognition
•Accounts receivable and allowance for doubtful accounts
•Concentration of credit risk
•Impairment of long-lived assets
•Income taxes
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of the new standard (ASC 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to the original ASU 2014-09. We adopted this new standard on January 1, 2018, utilizing the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. See Note 3 to the Condensed Consolidated Financial Statements for more information on the adoption of ASC 606 and its impact on our Condensed Consolidated Financial Statements.
The majority of our sales revenue remains unchanged by ASC 606 and continues to be recognized when products are shipped from our manufacturing and warehousing facilities, which represents the point at which control is transferred to the customer. For certain limited contracts, where we are producing goods with no alternative use and for which we have an enforceable right to payment for performance completed to date, we are recognizing revenue as goods are manufactured, rather than when they are shipped as previously done under ASC 605. See Note 4 to our Condensed Consolidated Financial Statements for more information on the adoption of ASC 606.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 10 percent of our net sales in the first six months of 2018. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the six months ended June 30, 2018, would have changed our net sales and income before income taxes by approximately $5.8 million or one percent and $4.2 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $13 million and $16 million as of June 30, 2018 and December 31, 2017, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 16 percent of our cost of sales and 39 percent of our raw materials purchases for the first six months of 2018. Pricing for CTO is subject to particular pricing pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the six months ended June 30, 2018, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $3.6 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases, constituting approximately two percent of our cost of goods sold for the six months ended June 30, 2018. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the six months ended June 30, 2018, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.8 million. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of June 30, 2018, we had 1.6 million and 2.0 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of June 30, 2018, open commodity contracts hedge forecasted transactions until February 26, 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2018 was $0.1 million.

Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of June 30, 2018 would increase our annual interest expense by approximately 3.8 million or 11 percent.
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

As of June 30, 2018, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. As further discussed in Note 4 to the Condensed Consolidated Financial Statements included within this Form 10-Q, we completed the Acquisition on March 8, 2018. We have begun the process of analyzing the Pine Chemical Business’ systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of the Pine Chemical Business.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. The Company is currently evaluating the Pine Chemical Business’ processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

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

	ISSUER PURCHASER OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2018	24,200	$77.16	24,200	$1,867,154	$88,473,230
May 1-31, 2018	26,400	79.81	26,400	2,106,928	86,366,302
June 1-30, 2018	25,200	80.78	25,200	2,035,594	84,330,708
Total	75,800	$79.28	75,800	$6,009,676	$84,330,708
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
Date: August 2, 2018