Form 10-Q
period 2018-09-30
Ingevity Corp
filed 2018-11-01
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The Registrant had 41,968,680 shares of common stock, $0.01 par value, outstanding at October 31, 2018.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2018	2017	2018	2017
Net sales	$311.2	$264.1	$855.0	$742.9
Cost of sales	192.6	170.9	535.8	489.2
Gross profit	118.6	93.2	319.2	253.7
Selling, general and administrative expenses	34.5	26.2	96.5	78.5
Research and technical expenses	5.6	4.8	16.3	14.6
Separation costs	—	0.2	—	0.7
Restructuring and other (income) charges, net	—	0.1	(0.6)	3.5
Acquisition-related costs	—	4.1	4.3	4.1
Other (income) expense, net	2.5	(0.5)	2.7	0.9
Interest expense, net	7.9	3.2	21.8	9.3
Income (loss) before income taxes	68.1	55.1	178.2	142.1
Provision (benefit) for income taxes	16.4	16.7	38.5	44.9
Net income (loss)	51.7	38.4	139.7	97.2
Less: Net income (loss) attributable to noncontrolling interest	2.2	4.6	12.7	12.3
Net income (loss) attributable to Ingevity stockholders	$49.5	$33.8	$127.0	$84.9

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.18	$0.80	$3.02	$2.01
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.16	0.79	2.98	2.00

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net income (loss)	$51.7	$38.4	$139.7	$97.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3.6)	2.4	(6.5)	6.2
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.1, zero, $0.3, zero	0.1	(0.2)	0.8	(0.2)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of ($0.2), zero, ($0.2), zero	(0.3)	0.1	(0.5)	0.1
Total derivative instruments, net of tax provision (benefit) of ($0.1), zero, $0.1, zero	(0.2)	(0.1)	0.3	(0.1)
Pension & Other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	—	0.1	—
Total pension and other postretirement benefits, net of tax of zero for all periods	—	—	0.1	—

Other comprehensive income (loss), net of tax provision (benefit) of ($0.1), zero, $0.1, zero	(3.8)	2.3	(6.1)	6.1
Comprehensive income (loss)	47.9	40.7	133.6	103.3
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.2	4.6	12.7	12.3
Comprehensive income (loss) attributable to Ingevity stockholders	$45.7	$36.1	$120.9	$91.0

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$57.5	$87.9
Accounts receivable, net of allowance of $0.3 million at September 30, 2018 and $0.4 million at December 31, 2017	140.4	100.0
Inventories, net	194.3	160.0
Prepaid and other current assets	28.6	20.8
Current assets	420.8	368.7
Property, plant and equipment, net	498.9	438.5
Goodwill	130.6	12.4
Other intangibles, net	129.2	4.9
Deferred income taxes	2.9	3.4
Restricted investment	70.7	71.3
Other assets	38.8	30.4
Total Assets	$1,291.9	$929.6
Liabilities
Accounts payable	$108.7	$83.1
Accrued expenses	26.2	20.0
Accrued payroll and employee benefits	32.5	39.2
Notes payable and current maturities of long-term debt	4.9	9.4
Income taxes payable	7.5	1.5
Current liabilities	179.8	153.2
Long-term debt including capital lease obligations	744.0	444.0
Deferred income taxes	31.2	41.3
Other liabilities	14.2	13.2
Total Liabilities	969.2	651.7
Commitments and contingencies (Note 15)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,322,153 and 42,208,973 issued; 41,992,323 and 42,089,103 outstanding at September 30, 2018 and December 31, 2017)	0.4	0.4
Additional paid-in capital	95.1	140.1
Retained earnings	271.4	142.8
Accumulated other comprehensive income (loss)	(17.8)	(11.7)
Treasury stock, common stock, at cost (329,830 shares at September 30, 2018; 119,870 shares at December 31, 2017)	(26.4)	(7.7)
Total Ingevity stockholders' equity	322.7	263.9
Noncontrolling interest	—	14.0
Total Equity	322.7	277.9
Total Liabilities and Equity	$1,291.9	$929.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2018	2017
Cash provided by (used in) operating activities:
Net income (loss)	139.7	$97.2
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	42.1	30.4
Deferred income taxes	3.2	(6.0)
Disposal/impairment of assets	—	1.1
Restructuring and other (income) charges, net	(0.6)	3.5
Share-based compensation	10.1	7.4
Pension and other postretirement expense	1.4	0.8
Other non-cash items	8.5	9.1
Changes in operating assets and liabilities:
Accounts receivable, net	(24.6)	(19.1)
Inventories, net	(30.3)	(1.4)
Prepaid and other currents assets	(4.7)	4.1
Planned major maintenance outage	(5.1)	(4.5)
Accounts payable	21.6	2.7
Accrued expenses	6.6	1.8
Accrued payroll and employee benefit costs	(6.5)	7.0
Income taxes	7.5	3.9
Pension contribution	(1.5)	—
Restructuring and other spending	(0.1)	(5.2)
Changes in other operating assets and liabilities, net	(0.9)	0.8
Net cash provided by (used in) operating activities	166.4	133.6
Cash provided by (used in) investing activities:
Capital expenditures	(56.6)	(36.2)
Payments for acquired businesses, net of cash acquired	(315.5)	—
Purchase of equity securities	—	(2.4)
Sale of equity securities	1.1	0.7
Other investing activities, net	(5.3)	(4.1)
Net cash provided by (used in) investing activities	(376.3)	(42.0)
Cash provided by (used in) financing activities:
Net borrowings under our revolving credit facility	—	(111.9)
Proceeds from long-term borrowings	300.0	75.0
Debt issuance costs	(7.1)	(1.3)
Tax payments related to withholdings on vested restricted stock units	(2.1)	(0.9)
Proceeds and withholdings from share-based compensation plans, net	1.8	—
Repurchases of common stock under publicly announced plan	(18.1)	(2.6)
Acquisition of noncontrolling interest	(80.0)	—
Noncontrolling interest distributions	(15.3)	(8.2)
Other financing activities, net	0.7	—
Net cash provided by (used in) financing activities	179.9	(49.9)
Increase (decrease) in cash, cash equivalents and restricted cash	(30.0)	41.7
Effect of exchange rate changes on cash	(0.1)	(1.7)
Change in cash, cash equivalents and restricted cash	(30.1)	40.0
Cash, cash equivalents and restricted cash at beginning of period	87.9	30.5
Cash, cash equivalents and restricted cash at end of period (1)	$57.8	$70.5
(1) Includes restricted cash of $0.3 million and $0.3 million and cash and cash equivalents of $57.5 million and $70.2 million as of September 30, 2018 and 2017, respectively. Restricted cash is included within "Prepaid and Other Current Assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$22.6	$13.9
Cash paid for taxes, net of refunds	$27.6	$47.5
Purchases of property, plant and equipment in accounts payable	$8.7	$4.9
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
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
Note 2: Basis of Consolidation and Presentation
In all periods presented within these Condensed Consolidated Financial Statements, all intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interest. In all periods presented, the noncontrolling interest reported within the Condensed Consolidated Financial Statements represents the 30 percent ownership interest held by a third party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC is the legal entity that owns the technology associated with, and manufactures, our structured honeycomb products within our Performance Materials segment. See Note 11 for information regarding our recent acquisition of the remaining 30 percent interest in Purification Cellutions, LLC on August 1, 2018.
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
Note 3: New accounting guidance
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." This ASU requires companies to defer specific implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are often expensed as incurred under current GAAP, and recognize the expense over the noncancellable term of the CCA. The new standard is effective for fiscal years beginning

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

after December 15, 2019, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07 "Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting." This ASU provides for a single accounting model for all share-based payments, with the employee based guidance now applying to nonemployee share-based transactions. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.
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
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" that amends the hedge accounting recognition and presentation requirements under hedge accounting. The new standard will make more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and simplifies how companies assess effectiveness. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. We early adopted this new ASU during the fourth quarter of 2017. The impact of adoption did not have a material effect on our Condensed Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04 "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which amends and simplifies the accounting standard for goodwill impairment. The new standard removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company early adopted this standard on January 1, 2018. The impact of adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
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
In August 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The new guidance clarifies the classification on the statement of cash flows of certain cash receipts and disbursements such as distributions received from equity method investees, proceeds from settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies. The new standard is effective for fiscal years beginning after December 15, 2017,

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

including interim periods within those years. The Company adopted this standard on January 1, 2018. The impact of adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)."  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  We expect to adopt these provisions on January 1, 2019, including interim periods subsequent to the adoption date, which can be applied using a full retrospective or modified retrospective approach. Since the issuance of ASU 2016-02, the FASB has issued several amendments which clarify certain points in Topic 842, including ASU 2018-01 ("Land Easement Practical Expedient"), ASU 2018-10 ("Codification Improvements"), and ASU 2018-11 ("Targeted Improvements"). We anticipate adopting all of these standards at the same time effective January 1, 2019.  Based upon the results of our initial assessment thus far, we plan to adopt this new standard under the modified retrospective approach, utilizing the practical expedients upon transition that will retain lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We are in the process of cataloging our existing lease contracts and implementing changes to our systems. As a lessee, the majority of our leases under existing guidance are classified as operating leases, and therefore, not recorded on the balance sheet but are recorded in the statement of earnings as expense as incurred. Upon adoption of the new guidance, we will be required to record the vast majority of these operating leases on the balance sheet as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the statement of earnings could change based on the classification of leases as either operating or financing; however, we have not completed our evaluation to determine to what extent.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes both the revenue recognition requirement to Accounting Standards Codification ("ASC") 605 “Revenue Recognition” and most industry-specific guidance. The core principle of the new standard (ASC 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to the original ASU 2014-09. We adopted this new standard on January 1, 2018, utilizing the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. See below for the effect of this adoption on our Condensed Consolidated Financial Statements.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

In accordance with ASC 606, the impact of adoption on our condensed consolidated statement of operations and balance sheet were as follows:

	Three Months Ended September 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales	$311.2	$311.4	$(0.2)
Cost of sales	192.6	192.8	(0.2)
Provision (benefit) for income taxes	16.4	16.4	—
Net income (loss)	$51.7	$51.7	$—

	Nine Months Ended September 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales	$855.0	$854.7	$0.3
Cost of sales	535.8	536.1	(0.3)
Provision (benefit) for income taxes	38.5	38.4	0.1
Net income (loss)	$139.7	$139.2	$0.5

	September 30, 2018
In millions	As reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net of allowance	$140.4	$140.0	$0.4
Inventories, net	194.3	196.5	(2.2)
Prepaid and other current assets	28.6	23.1	5.5
Liabilities
Accrued expenses	26.2	25.1	1.1
Deferred income taxes	31.2	31.1	0.1
Equity
Retained earnings	$271.4	$268.9	$2.5
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
On March 8, 2018 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition. During the three months ended September 30, 2018, we finalized the purchase price which included

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

a final adjustment for working capital resulting in an aggregate purchase price of $315.5 million. The Acquisition was primarily funded with the net proceeds from the $300.0 million senior notes issued on January 24, 2018. See Note 10 for more information on the senior notes. In addition, on the Acquisition Date, the Company and GP entered into a 20-year, market-based crude tall oil ("CTO") supply contract with certain of Georgia-Pacific’s paper mill operations.
The Acquisition is being integrated into our Performance Chemicals segment and has been included within our results of operations since the Acquisition Date. Although not yet complete, a substantial portion of the Pine Chemical Business has been integrated into our existing Performance Chemicals operations. As a result, our ability to separate net sales and operating performance of the Acquisition from our existing Performance Chemicals' operating results is no longer practicable.

Purchase Price Allocation
The Acquisition has been accounted for under the business combinations accounting guidance, and as such we have applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition Date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets.
The following table summarizes the consideration paid for the Acquisition and the amounts of the assets acquired and liabilities assumed as of the Acquisition Date.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Accounts receivable		$16.2
Inventories (1)		9.4
Property, plant and equipment		39.3
Intangible assets (2)
Patents	12 years	1.9
Non-compete agreement	3 years	2.2
Customer relationships	11 years	129.0
Goodwill (3)		118.7
Other assets		0.1
Total fair value of assets acquired		316.8
Accounts payable		0.8
Accrued expenses		0.5
Total fair value of liabilities assumed		$1.3
Total cash paid		$315.5
_______________
(1)    Fair value of finished good inventories acquired included a step-up in the value of approximately $1.4 million, of which zero and $1.4 million was expensed in the three and nine months ended September 30, 2018, respectively. The expense is included in "Cost of sales" on the condensed consolidated statement of operations.

(2)    The aggregate amortization expense was $3.2 million and $7.4 million for the three and nine months ended September 30, 2018, respectively. Estimated amortization expense is as follows: 2018 - $10.6 million, 2019 - $12.7 million, 2020 - $12.7 million, 2021 - $12.0 million, and 2022 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the Acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results presented below are adjusted for the removal of Acquisition and other related costs of zero and $5.7 million for the three and nine months ended September 30, 2018, respectively, and of $4.1 million for both the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales	$311.2	$288.1	$875.2	$814.5
Income (loss) before income taxes	68.1	58.8	184.7	141.3
Diluted earnings (loss) per share attributable to Ingevity stockholders	$1.16	$0.85	$3.10	$1.99

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Acquisition-related costs
Costs incurred to complete and integrate the Acquisition into our Performance Chemicals segment are expensed as incurred and recorded to Acquisition-related costs on our condensed consolidated statement of operations. During the three and nine months ended September 30, 2018, zero and $4.3 million, respectively of Acquisition-related costs were recognized. Acquisition-related costs incurred in both the three and nine months ended September 30, 2017 were $4.1 million. These costs represent transaction costs, legal fees and professional third-party service fees.
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
Net sales in both of our reportable segments are based on the sale of manufactured products. Net sales are recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. Since net sales are derived from product sales only, we have disaggregated our net sales by our product lines within each reportable segment. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Sales returns and allowances are not a normal practice in the industry and are not significant. Shipping and handling fees billed to customers continue to be included with Net sales. Certain customers may receive cash-based incentives, including discounts and volume rebates, which are accounted for as variable consideration and included in Net sales. Incidental items immaterial in the context of the contract are recognized as expense. If we pay for the freight and shipping, we recognize the cost when control of the product has transferred to the customer as an expense in Cost of sales on the condensed consolidated statement of operations. Although very rare, from time to time we incur expenses to obtain a sales contract. In these cases, if these costs are for orders that are fulfilled in one year or less, we expense these costs as they are incurred. Because the period between when we transfer a contracted good to a customer and when the customer pays for that good will be one year or less, we elect not to adjust the contracted amount of consideration for the effects of any significant financing component.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Automotive Technologies product line	$86.6	$258.6
Process Purification product line	9.7	29.3
Performance Materials segment	$96.3	$287.9
Oilfield Technologies product line	32.5	84.0
Pavement Technologies product line	68.1	152.2
Industrial Specialties product line	114.3	330.9
Performance Chemicals segment	$214.9	$567.1
Consolidated Net sales	$311.2	$855.0
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
North America	$220.6	$587.3
Asia Pacific	45.0	121.9
Europe, Middle East and Africa	40.5	128.8
South America	5.1	17.0
Consolidated Net sales	$311.2	$855.0

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

In millions	Contract Asset
Balance at January 1, 2018	$4.4
Contract asset additions	12.3
Reclassification to accounts receivable, billed to customers	(11.9)
Balance at September 30, 2018 (1)	$4.8
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 6: Financial Instruments, Risk Management, and Fair Value Measurements
Financial Instruments and Risk Management

Ingevity’s operations are exposed to market risks, such as changes in foreign currency exchange rates and commodity prices due to transactions denominated in a variety of foreign currencies and purchases of certain commoditized raw materials and inputs. Changes in these rates and prices may have an impact on Ingevity’s future cash flow and earnings. To mitigate these market risks and their effects, we enter into derivative financial instruments from time to time, which are governed by policies, procedures and internal processes set forth by our Board of Directors.
Our risk management program also addresses counterparty credit risk by entering into derivative financial instruments with only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions’ credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are reported on a net basis by counterparty, to the extent governed by master netting agreements, in the condensed consolidated balance sheets. Due to our proactive mitigation of these potential credit risks, we anticipate performance by our counterparties to these contracts and therefore no material loss is expected.

Foreign Currency Exchange Risk Management

We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize foreign currency exchange forward contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. We began our foreign currency exchange risk hedging program in July 2017. As of September 30, 2018, open foreign currency derivative contracts hedge forecasted transactions until December 2018. These open derivative contracts hedge the notional U.S. dollar equivalent value of approximately $7.5 million. The fair value of the foreign currency hedge was a $0.5 million asset and zero at September 30, 2018 and December 31, 2017, respectively.

Commodity Price Risk Management
Certain energy sources used by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of September 30, 2018, we had 1.3 million and 1.6 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of September 30, 2018, open commodity contracts hedge forecasted transactions until December 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2018 and December 31, 2017 was $0.1 million asset and less than $0.1 million asset, respectively.

Equity Securities

Our investments in equity securities with a readily determinable fair value totaled $0.5 million at September 30, 2018 and $1.8 million at December 31, 2017. The net realized gain/(loss) and unrealized gain/(loss) recognized during the three months ended September 30, 2018 was zero and zero, respectively. The net realized gain/(loss) and unrealized gain/(loss) recognized during the nine months ended September 30, 2018, was of zero and $(0.1) million, respectively. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled $1.5 million as of September 30, 2018 and $3.0 million as of December 31, 2017. During the three months ended September 30, 2018, we recorded an impairment charge of

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

$1.5 million to an equity security where fair value is not readily determinable held within our Performance Materials segment. The charge was based on recently updated expected future cash flow projections for the investment.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of September 30, 2018 or December 31, 2017.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2018
Assets:
Equity securities (4)	$0.5	$—	$—	$0.5
Foreign currency hedging (4)	—	0.5	—	0.5
Commodity hedging (4)	—	0.1	—	0.1
Deferred compensation plan investments (5)	2.3	—	—	2.3
Total assets	$2.8	$0.6	$—	$3.4
Liabilities:
Deferred compensation arrangement (5)	$4.5	$—	$—	$4.5
Separation-related reimbursement awards (6)	0.3	—	—	0.3
Total liabilities	$4.8	$—	$—	$4.8
December 31, 2017
Assets:
Equity securities (4)	$1.8	$—	$—	$1.8
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$2.0	$—	$—	$2.0
Separation-related reimbursement awards (6)	0.9	—	—	0.9
Total liabilities	$2.9	$—	$—	$2.9
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Represents securities with readily determinable fair value. Securities are included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

(5)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively.

(6)
Included within "Accrued expenses" on the condensed consolidated balance sheet. The expense recognized during the three and nine months ended September 30, 2018, was $0.1 million and zero, and during the three and nine months ended September 30, 2017, was zero and $0.3 million, respectively.

At September 30, 2018, the book value of capital lease obligations was $80.0 million and the fair value was $88.4 million. The fair value of our capital lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt is $370.3 million as of September 30, 2018. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

At September 30, 2018, the book value of our fixed rate debt, the senior notes issued January 24, 2018, was $300.0 million, and the fair value was $286.3 million, based on Level 2 inputs. At September 30, 2018, the book value of our Restricted investment was $70.7 million, and the fair value was $66.4 million, based on Level 1 inputs.
The carrying value of our financial instruments: cash and cash equivalents, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 7: Inventories, net

In millions	September 30, 2018	December 31, 2017
Raw materials	$40.8	$40.1
Production materials, stores and supplies	16.8	13.4
Finished and in-process goods	145.2	114.3
Subtotal	202.8	167.8
Less: excess of cost over LIFO cost	(8.5)	(7.8)
Inventories, net	$194.3	$160.0
Note 8: Property, plant and equipment, net

In millions	September 30, 2018	December 31, 2017
Machinery and equipment	$835.2	$792.5
Buildings and leasehold equipment	112.2	115.0
Land and land improvements	19.6	18.0
Construction in progress	70.1	35.8
Total cost	1,037.1	961.3
Less: accumulated depreciation	(538.2)	(522.8)
Property, plant and equipment, net	$498.9	$438.5

Note 9: Goodwill and other intangible assets, net

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2017	$8.1	$4.3	$12.4
Acquisitions(1)	118.7	—	118.7
Foreign currency translation	(0.5)	—	(0.5)
September 30, 2018	$126.3	$4.3	$130.6
_______________
(1)    See Note 4 for more information.

There were no events or circumstances indicating that goodwill might be impaired during the nine months ended September 30, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

All of our other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes intangible assets:

	September 30, 2018			December 31, 2017
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Brands (1)	$13.9	$12.2	$1.7	$13.9	$11.8	$2.1
Patents (2)	1.9	0.2	1.7	—	—	—
Customer contracts and relationships (2)	157.2	33.2	124.0	28.2	25.4	2.8
Non-compete agreements (2)	2.2	0.4	1.8	—	—	—
Other intangibles, net	$175.2	$46.0	$129.2	$42.1	$37.2	$4.9
_______________
(1)    Represents trademarks, trade names and know-how.
(2)    See Note 4 for more information.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Cost of sales	$0.2	$0.3	$0.6	$1.0
Selling, general and administrative expenses	3.4	0.3	8.2	0.9
Total amortization expense	$3.6	$0.6	$8.8	$1.9

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2018 - $12.3 million, 2019 - $14.3 million, 2020 - $13.2 million, 2021 - $12.3 million and 2022 - $12.2 million.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 10: Debt including capital lease obligations
Current and long-term debt including capital lease obligations consisted of the following:

	September 30, 2018
In millions, except percentages	Interest rate	Maturity date	September 30, 2018	December 31, 2017
Revolving credit facility (1)	3.51%	2023	$—	$—
Term loan facility	3.49%	2023	375.0	375.0
Senior notes	4.50%	2026	300.0	—
Capital lease obligations	7.67%	2027	80.0	80.0
Other	5.09%	2018-2021	0.7	—
Total debt including capital lease obligations			755.7	455.0
Less: debt issuance costs			6.8	1.6
Total debt including capital lease obligations, net of debt issuance costs			748.9	453.4
Less: debt maturing within one year (2)			4.9	9.4
Long-term debt including capital lease obligations			$744.0	$444.0
______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.8 million and available funds under the facility were $748.2 million at September 30, 2018.

(2)	Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.

Revolving Credit and Term Loan Facility Amendment
On August 7, 2018, we entered into an Incremental Facility Agreement and Amendment No. 2 (the “Amendment”) to the Credit Agreement, dated as of March 7, 2016 (the “Existing Credit Agreement”, and as amended, supplemented or otherwise modified from time to time, including pursuant to the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017, and the Amendment, the “Amended Credit Agreement”). Among other things, the Amendment (i) increased the revolving commitments under the Existing Credit Agreement by $200.0 million (the “Incremental Revolving Commitments”) and (ii) reduced the Applicable Rate (as defined in the Amended Credit Agreement). The Amendment also extended the maturity date for the loans and commitments under the Existing Credit Agreement to August 7, 2023.
The Incremental Revolving Commitments have terms identical to those of the Revolving Commitments under the Existing Credit Agreement and will be treated as a single class with such existing commitments under the Amended Credit Agreement.
Loans under the Amended Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between 0.00 percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The Applicable Margin is based on a total leverage based pricing grid. Fees to revolving lenders under the Amended Credit Agreement, including fees in respect of the Incremental Revolving Commitments, include (i) commitment fees, based on a percentage of the daily unused portions of the facility, ranging from 0.15 percent to 0.30 percent and (ii) customary letter of credit fees.
As consideration for the Amendment, the Company paid to each lender under the Existing Credit Agreement a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans held by such lender immediately prior to the Closing Date. Fees of $1.4 million were incurred to secure the Amended Credit Agreement. These fees have been deferred and will be amortized over the term of the arrangement.
The credit facilities under the Amended Credit Agreement will mature on August 7, 2023. The Initial Term Loans and the Incremental Term A Loans (each, as defined in the Amended Credit Agreement) will amortize at a rate equal to 1.25 percent per quarter starting in September 2019, with the balance due at maturity.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
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
The revolving credit facility and term loan facility include financial covenants requiring Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.00 to 1.00 (which may be increased to 4.50 to 1.00 under certain circumstances) and a minimum interest coverage ratio of 3.00 to 1.00. We were in compliance with all covenants at September 30, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 11: Equity

Ingevity Stockholders' Equity
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
In millions, except per share data	Shares	Amount
Balance at December 31, 2017	42,209	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$263.9
Net income (loss)	—	—	—	127.0	—	—	127.0
Other comprehensive income (loss)	—	—	—	—	(6.1)	—	(6.1)
Common stock issued	107	—	—	—	—	—	—
Exercise of stock options, net	6	—	0.2	—	—	—	0.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.1)	(2.1)
Share repurchase program	—	—	—	—	—	(18.1)	(18.1)
Share-based compensation plans	—	—	10.0	—	—	1.5	11.5
Adoption of ASC 606	—	—	—	1.6	—	—	1.6
Acquisition of noncontrolling interest	—	—	(55.2)	—	—	—	(55.2)
Balance at September 30, 2018	42,322	$0.4	$95.1	$271.4	$(17.8)	$(26.4)	$322.7

Noncontrolling Interest

In millions	2018	2017
Balance at December 31,	$14.0	$7.6
Net income (loss) attributable to noncontrolling interests	12.7	12.3
Noncontrolling interest distributions	(15.3)	(8.2)
Acquisition of noncontrolling interest	$(11.4)	$—
Balance at September 30,	$—	$11.7

Ingevity Stockholders' Equity
	Common Stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
In millions, except per share data	Shares	Amount
Balance at June 30, 2018	42,309	$0.4	$146.9	$221.9	$(14.0)	$(17.2)	$338.0
Net income (loss)	—	—	—	49.5	—	—	49.5
Other comprehensive income (loss)	—	—	—	—	(3.8)	—	(3.8)
Common stock issued	13	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.6)	(0.6)
Share repurchase program	—	—	—	—	—	(9.0)	(9.0)
Share-based compensation plans	—	—	3.4	—	—	0.4	3.8
Adoption of ASC 606	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	$—	$(55.2)	$—	$—	$—	$(55.2)
Balance at September 30, 2018	42,322	$0.4	$95.1	$271.4	$(17.8)	$(26.4)	$322.7

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Noncontrolling Interest

In millions	2018	2017
Balance at June 30,	$11.3	$10.5
Net income (loss) attributable to noncontrolling interests	2.2	4.6
Noncontrolling interest distributions	(2.1)	(3.4)
Acquisition of noncontrolling interest	$(11.4)	$—
Balance at September 30,	$—	$11.7

Noncontrolling interest acquisition
On August 1, 2018, we completed the acquisition of the remaining 30 percent noncontrolling interest in Purification Cellutions LLC, which was treated as a partnership for tax purposes, for a purchase price of $80.0 million. The acquisition resulted in the elimination of Noncontrolling interest ($11.4 million) and the recognition of a Deferred tax asset ($13.4 million), with the remainder being recorded against Additional paid in capital ($55.2 million) in our Condensed Consolidated Financial Statements.
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Share repurchases may be made from time to time in either open market or private transactions. The repurchase program does not require us to acquire any specific number of shares, and the program may be suspended or discontinued at any time. The timing, volume and nature of share repurchases will be at the discretion of management, depending on market conditions, alternative options for the use of cash, applicable securities laws and other factors.
During the three months ended September 30, 2018, we repurchased 93,900 shares of our common stock at a weighted average cost per share of $96.01. During the nine months ended September 30, 2018, we repurchased 211,000 shares of our common stock at a weighed average cost per share of $85.89. At September 30, 2018, $75.3 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from additional paid in capital.
On November 1, 2018, our Board of Directors authorized the repurchase of up to $350 million of our common stock, in addition to the remaining authorization from February 20, 2017. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Share repurchases may be made from time to time in either open market or private transactions. The repurchase program does not require us to acquire any specific number of shares, and the program may be suspended or discontinued at any time. The timing, volume and nature of share repurchases will be at the discretion of management, depending on market conditions, alternative options for the use of cash, applicable securities laws and other factors.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 12: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended September 30,
	Pensions		Other Benefits
In millions	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service cost (1)	$0.5	$0.3	$—	$—
Interest cost (2)	0.2	0.2	—	—
Expected return on plan assets (2)	(0.2)	(0.2)	—	—
Recognized net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.5	$0.3	$—	$—
_______________

(1)	Included in "Cost of sales" on the condensed consolidated statements of operations.

(2)	Included in "Other (income) expense, net" on the condensed consolidated statements of operations.

	Nine Months Ended September 30,
	Pensions		Other Benefits
In millions	2018	2017	2018	2017
Components of net periodic benefit cost (income):
Service cost (1)	$1.3	$0.8	$—	$—
Interest cost (2)	0.6	0.6	—	—
Expected return on plan assets (2)	(0.6)	(0.6)	—	—
Recognized net actuarial and other (gain) loss (2)	0.1	—	—	—
Net periodic benefit cost (income)	$1.4	$0.8	$—	$—
_______________

(1)	Included in "Cost of sales" on the condensed consolidated statements of operations.

(2)	Included in "Other (income) expense, net" on the condensed consolidated statements of operations.

We made a voluntary cash contribution of $1.5 million to our Union Hourly defined benefit pension plan in the three and nine months ended September 30, 2018. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2018, and we currently have no plans to make any additional voluntary cash contributions for the remainder of the year.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$—	$(0.6)	$—
Severance and other employee-related costs (1)	—	—	—	1.3
Other (income) charges, net (2)	—	0.1	—	2.2
Total restructuring and other (income) charges, net	$—	$0.1	$(0.6)	$3.5
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded zero and $0.6 million as a gain on sale of assets in the three and nine months ended September 30, 2018, respectively.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded zero and $1.3 million, respectively, in severance and other employee-related costs in the three and nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017, we also recorded $0.1 million and $2.2 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2017(1)	Reserve(2)	Payments	Other(3)	9/30/2018(1)
Restructuring Reserves	$0.2	—	(0.1)	—	$0.1
_______________

(1)	Included in "Accrued expenses" on the condensed consolidated balance sheets.

(2)
Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.

(3)	Primarily foreign currency translation adjustments.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 14: Income Taxes
For the three and nine months ended September 30, 2018 and 2017, the effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rate	24.1%	30.3%	21.6%	31.6%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2018			2017
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$68.1	$16.4	24.1%	$55.1	$16.7	30.3%
Discrete items:
Separation costs	—	—		0.2	0.1
Restructuring and other (income) charges, net	—	—		0.1	0.1
Acquisition and other related costs (1)	—	—		4.1	1.5
Results of legal entities with full valuation allowances (2)	—	—		0.5	—
Other tax only discrete items	—	0.2		—	0.1
Total discrete items	—	0.2		4.9	1.8
Consolidated operations, before discrete items	$68.1	$16.6		$60.0	$18.5
Quarterly effect of changes in the EAETR (3)			24.4%			30.8%

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

	Nine Months Ended September 30,
	2018			2017
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$178.2	$38.5	21.6%	$142.1	$44.9	31.6%
Discrete items:
Separation costs	—	—		0.7	0.3
Restructuring and other (income) charges, net	(0.6)	—		3.5	0.7
Acquisition and other related costs (1)	5.7	1.3		4.1	1.5
Results of legal entities with full valuation allowances (2)	—	—		2.0	—
Other tax only discrete items	—	0.3		—	(0.3)
Total discrete items	5.1	1.6		10.3	2.2
Consolidated operations, before discrete items	$183.3	$40.1		$152.4	$47.1
EAETR (3)			21.9%			30.9%
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the Acquisition. The legal and professional fees of $4.3 million and the inventory step-up amortization of $1.4 million are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

(2)	Legal entities within the consolidated results of Ingevity with full valuation allowances are treated discretely for income tax purposes.

(3)	Decrease in EAETR for the three and nine months ended September 30, 2018, as compared to September 30, 2017, is primarily due to the effect of U.S. Tax Reform, which was enacted in December 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, we determined that the $24.5 million of the provisional deferred tax expense recorded in connection with the re-measurement of certain deferred tax assets and liabilities and current tax expense recorded in connection with any other provisions of U.S. Tax Reform were reasonable estimates at December 31, 2017. In the nine months ended September 30, 2018, no additional adjustments were recorded in relation to the re-measurement of certain deferred tax assets and liabilities and minimal current tax expense was recorded in connection with other provisions of U.S. Tax Reform. Additional work may be necessary as the U.S. Treasury Department, the IRS, or other standard setting bodies interpret or issue new guidance on how the provisions of U.S. Tax Reform should be applied that may be different from our interpretation as of the date of this filing. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period when the analysis is complete.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
(Unaudited)

Note 16: Segment information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales
Performance Materials	$96.3	$85.4	$287.9	$258.3
Automotive Technologies product line	86.6	75.6	258.6	230.1
Process Purifications product line	9.7	9.8	29.3	28.2
Performance Chemicals	$214.9	$178.7	$567.1	$484.6
Oilfield Technologies product line	32.5	20.3	84.0	58.1
Pavement Technologies product line	68.1	64.5	152.2	137.2
Industrial Specialties product line	114.3	93.9	330.9	289.3
Total net sales (1)	$311.2	$264.1	$855.0	$742.9

Segment operating profit (2)
Performance Materials	$36.3	$29.3	$109.8	$89.5
Performance Chemicals	39.7	33.4	95.3	70.2
Total segment operating profit (1)	$76.0	$62.7	$205.1	$159.7

Separation costs (3)	—	(0.2)	—	(0.7)
Restructuring and other income (charges), net (4)	—	(0.1)	0.6	(3.5)
Acquisition and other related costs (5)	—	(4.1)	(5.7)	(4.1)
Interest expense, net	(7.9)	(3.2)	(21.8)	(9.3)
(Provision) benefit for income taxes	(16.4)	(16.7)	(38.5)	(44.9)
Net (income) loss attributable to noncontrolling interest	(2.2)	(4.6)	(12.7)	(12.3)
Net income (loss) attributable to Ingevity stockholders	$49.5	$33.8	$127.0	$84.9
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Legal and professional service fees (1)	$—	$4.1	$4.3	$4.1
Inventory fair value step-up amortization (2)	—	—	1.4	—
Acquisition and other related costs	$—	$4.1	$5.7	$4.1
_______________
(1) Included within "Acquisition and other related costs" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2018
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share data	2018	2017	2018	2017
Net income (loss) attributable to Ingevity stockholders	$49.5	$33.8	$127.0	$84.9

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.18	$0.80	$3.02	$2.01
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.16	0.79	2.98	2.00

Shares (in thousands)
Weighted average number of common stock outstanding - Basic	42,037	42,139	42,070	42,137
Weighted average additional shares assuming conversion of potential common stock	620	410	554	383
Shares - diluted basis	42,657	42,549	42,624	42,520

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2018	2017	2018	2017
Average number of potential common shares - antidilutive	17	93	77	94

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

•	we are dependent upon attracting and retaining key personnel;

•	adverse conditions in the global automotive market or adoption of alternative or competitive technologies may adversely affect demand for our automotive carbon products;

•	we face competition from producers of alternative products and new technologies, and new or emerging competitors;

•	if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;

•	we may be adversely affected by a decrease in government infrastructure spending;

•	our printing inks business serves customers in a market that is facing declining volumes;

•	our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;

•	lack of access to sufficient CTO would impact our ability to produce CTO-based products;

•	a prolonged period of low energy prices may materially impact our results of operations;

•	we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;

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
Recent Developments
Revolving Credit and Term Loan Facility Amendment
On August 7, 2018, we entered into an Incremental Facility Agreement and Amendment No. 2 (the “Amendment”) to the Credit Agreement, dated as of March 7, 2016 (the “Existing Credit Agreement”, and as amended, supplemented or otherwise modified from time to time, including pursuant to the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017, and the Amendment, the “Amended Credit Agreement”). Among other things, the Amendment (i) increased the revolving commitments under the Existing Credit Agreement by $200,000,000 (the “Incremental Revolving Commitments”) and (ii) reduced the Applicable Rate (as defined in the Amended Credit Agreement). The Amendment also extended the maturity date for the loans and commitments under the Existing Credit Agreement to August 7, 2023.
The Incremental Revolving Commitments have terms identical to those of the Revolving Commitments under the Existing Credit Agreement and will be treated as a single class with such existing commitments under the Amended Credit Agreement.
Loans under the Amended Credit Agreement bear interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between 0.00 percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The Applicable Margin is based on a total leverage based pricing grid. Fees to revolving lenders under the Amended Credit Agreement, including fees in respect of the Incremental Revolving Commitments, include (i) commitment fees, based on a percentage of the daily unused portions of the facility, ranging from 0.15 percent to 0.30 percent and (ii) customary letter of credit fees.

As consideration for the Amendment, the Company paid to each lender under the Existing Credit Agreement a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans held by such lender immediately prior to the Closing Date.
The credit facilities under the Amended Credit Agreement will mature on August 7, 2023. The Initial Term Loans and the Incremental Term A Loans (each, as defined in the Amended Credit Agreement) will amortize at a rate equal to 1.25 percent per quarter starting in September 2019, with the balance due at maturity.
Acquisition of Noncontrolling Interest
On August 1, 2018, we acquired the remaining 30 percent interest in Purification Cellutions LLC, held by Applied Technology Limited Partnership, Doraville, Georgia for an aggregate purchase price of $80.0 million. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment.
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
On March 8, 2018 (the "Acquisition Date"), pursuant to the terms and conditions set forth in the Purchase Agreement, we completed the Acquisition. During the three months ended September 30, 2018, we finalized the purchase price which included a final adjustment for working capital resulting in an aggregate purchase price of $315.5 million. The Acquisition was primarily funded with the net proceeds from the Notes. In addition, on the Acquisition Date, the Company and GP entered into a 20-year, market-based crude tall oil ("CTO") supply contract with certain of Georgia-Pacific’s paper mill operations.
We believe the Acquisition will provide a stronger platform from which we will accelerate the profitable growth of our Performance Chemicals segment. With the addition of broader technologies and product platforms, we will add scale and competitiveness to this segment, and create value for our shareholders.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales	$311.2	$264.1	$855.0	$742.9
Cost of sales	192.6	170.9	535.8	489.2
Gross profit	118.6	93.2	319.2	253.7
Selling, general and administrative expenses	34.5	26.2	96.5	78.5
Research and technical expenses	5.6	4.8	16.3	14.6
Separation costs	—	0.2	—	0.7
Restructuring and other (income) charges, net	—	0.1	(0.6)	3.5
Acquisition-related costs	—	4.1	4.3	4.1
Other (income) expense, net	2.5	(0.5)	2.7	0.9
Interest expense, net	7.9	3.2	21.8	9.3
Income (loss) before income taxes	68.1	55.1	178.2	142.1
Provision (benefit) for income taxes	16.4	16.7	38.5	44.9
Net income (loss)	51.7	38.4	139.7	97.2
Less: Net income (loss) attributable to noncontrolling interest	2.2	4.6	12.7	12.3
Net income (loss) attributable to Ingevity stockholders	$49.5	$33.8	$127.0	$84.9
Net sales and Gross profit
The table below shows the 2018 net sales and percentage variances from 2017:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2018	$311.2	18%	—%	2%	16%
Nine months ended September 30, 2018	$855.0	15%	1%	1%	13%
Three Months Ended September 30, 2018 vs. 2017
Net sales increase of $47.1 million in 2018 was primarily driven by favorable volume gains of $42.9 million (sixteen percent of sales) and favorable pricing and product mix of $5.4 million (two percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. Additionally, unfavorable foreign currency exchange impacted Net sales by $1.2 million (zero percent of sales).
Gross profit improvement of $25.4 million was driven by favorable sales volume contributing $19.1 million of additional gross profit, pricing and product mix of $5.4 million, and reduced manufacturing costs of $1.3 million. Unfavorable foreign currency exchange negatively impacted gross profit by $0.4 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.

Nine Months Ended September 30, 2018 vs. 2017
Net sales increase of $112.1 million in 2018 was primarily driven by favorable volume gains of $96.5 million (thirteen percent of sales) and favorable pricing and product mix of $9.5 million (one percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the period. Additionally, favorable foreign currency exchange impacted Net sales by $6.1 million (one percent of sales).
Gross profit improvement of $65.5 million was driven primarily by favorable sales volume contributing $45.0 million of additional gross profit, pricing and product mix of $11.5 million, reduced manufacturing costs of $7.5 million, and favorable foreign currency exchange impact of $2.9 million, partially offset by inventory step up amortization related to the Acquisition of $1.4 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.
Selling, general and administrative expenses
Three Months Ended September 30, 2018 vs. 2017
Selling, general and administrative ("SG&A") increased $8.3 million in 2018 compared to 2017. SG&A expenses as a percentage of Net sales increased to 11.1 percent for the three months ended September 30, 2018 from 9.9 percent in 2017.  The increase in SG&A is primarily due to $3.2 million of amortization associated with intangible assets acquired as a result of the Acquisition in 2018. The remaining increase is related to increased spending associated with growth and legal costs.
Nine Months Ended September 30, 2018 vs. 2017
SG&A increased $18.0 million in 2018 compared to 2017. SG&A expenses as a percentage of Net sales increased to 11.3 percent for the nine months ended September 30, 2018 from 10.6 percent in 2017. The increase in SG&A is primarily due to $7.4 million of amortization associated with intangible assets acquired as a result of the Acquisition in 2018. The remaining increase is related to increased spending associated with growth and legal costs.
Research and technical expenses
Three Months Ended September 30, 2018 vs. 2017
Research and technical expenses as a percentage of Net sales remained flat period over period at 1.8 percent for the three months ended September 30, 2018 and 2017, respectively.
Nine Months Ended September 30, 2018 vs. 2017
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period at 1.9 percent for the nine months ended September 30, 2018 compared to 2.0 percent for the nine months ended September 30, 2017.
Separation costs
Three and Nine Months Ended September 30, 2018 vs. 2017
Separation costs in 2017 represent legal, information technology, and other advisory fees to transition from a division of WestRock to a stand-alone public company. We incurred no separation costs in 2018.

Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2018 vs. 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Gain on sale of assets and businesses	$—	$—	$(0.6)	$—
Severance and other employee-related costs (1)	—	—	—	1.3
Other (income) charges, net (2)	—	0.1	—	2.2
Total restructuring and other (income) charges, net	$—	$0.1	$(0.6)	$3.5
_______________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded zero and $0.6 million as a gain on sale of assets in the three and nine months ended September 30, 2018, respectively.

2017 activities
In January 2017, we initiated a reorganization to streamline our leadership team, flatten the organization and reduce costs. As a result of this reorganization, we recorded zero and $1.3 million, respectively, in severance and other employee-related costs in the three and nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017, we also recorded $0.1 million and $2.2 million, respectively, of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil which began in the fourth quarter of 2016.

Acquisition-related costs
Three Months Ended September 30, 2018 vs. 2017
Acquisition-related costs of zero and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, were incurred in connection with the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Nine Months Ended September 30, 2018 vs. 2017
Acquisition-related costs of $4.3 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively, were incurred in connection with the Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.

Other (income) expense, net
Three and Nine Months Ended September 30, 2018 vs. 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Foreign currency exchange (income) loss	$1.2	$(0.2)	$2.2	$1.4
Royalty and sundry (income) loss	(0.2)	(0.2)	(0.7)	(0.6)
Impairment of equity investment (1)	1.5	—	1.5	—
Other (income) expense, net	—	(0.1)	(0.3)	0.1
Total Other (income) expense, net	$2.5	$(0.5)	$2.7	$0.9
_______________
(1) Represents an impairment charge recorded during the three months ended September 30, 2018 related to an equity investment within our Performance Materials segment.
Interest expense, net
Three and Nine Months Ended September 30, 2018 vs. 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Interest expense on capital lease obligations	$1.5	$1.5	4.6	4.6
Interest expense on revolving credit and term loan facilities (1)	3.8	2.7	10.5	8.3
Interest expense on senior notes (1)	3.6	—	9.8	—
Interest income associated with our Restricted investment	(0.5)	(0.4)	(1.5)	(1.5)
Capitalized interest	(0.3)	(1.0)	(0.7)	(2.8)
Other interest expense, net	(0.2)	0.4	(0.9)	0.7
Total Interest expense, net	$7.9	$3.2	$21.8	$9.3
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended September 30, 2018 vs. 2017
Our effective tax rate was 24.1 percent and 30.3 percent for the three months ended September 30, 2018 and 2017, respectively. Excluding discrete items, the effective rate was 24.4 percent compared to 30.8 percent for the three months ended September 30, 2018 and 2017, respectively. The change year over year is primarily due to the effect of U.S. Tax Reform, which was enacted in December 2017. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.
Nine Months Ended September 30, 2018 vs. 2017
Our effective tax rate was 21.6 percent and 31.6 percent for the nine months ended September 30, 2018 and 2017, respectively. Excluding discrete items, the effective rate was 21.9 percent compared to 30.9 percent for the nine months ended September 30, 2018 and 2017, respectively. The change year over year is primarily due to the effect of U.S. Tax Reform, which was enacted in December 2017. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.

Net income (loss) attributable to noncontrolling interest
Three and Nine Months Ended September 30, 2018 vs. 2017
Net income (loss) attributable to noncontrolling interest was $2.2 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, Net income (loss) attributable to noncontrolling interest was $12.7 million and $12.3 million, respectively. Our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance. On August 1, 2018 we purchased the remaining 30 percent interest in Purification Cellutions LLC, see Note 11 to the Condensed Consolidated Financial Statements for more information.
Net income (loss) attributable to Ingevity stockholders
Three Months Ended September 30, 2018 vs. 2017
Net income (loss) attributable to Ingevity stockholders increased $15.7 million in the three months ended September 30, 2018 vs. 2017, primarily driven by higher gross profit recognized in both of our segments and reduction of $4.1 million of Acquisition-related costs, offset by increased interest expense of $4.7 million due to the Notes. Refer to the Segment Operating Results section included within this MD&A for a discussion of changes in segment performance.
Nine Months Ended September 30, 2018 vs. 2017
Net income (loss) attributable to Ingevity stockholders increased $42.1 million in the nine months ended September 30, 2018 vs. 2017, primarily driven by higher gross profit recognized in both of our segments and the $4.1 million reduction of Restructuring and other (income) charges, net, offset by increased interest expense of $12.5 million due to the Notes. Refer to the Segment Operating Results section included within this MD&A for a discussion of changes in segment performance.
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
Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Automotive Technologies product line	$86.6	$75.6	$258.6	$230.1
Process Purifications product line	9.7	9.8	29.3	28.2
Total Performance Materials - Net sales	$96.3	$85.4	$287.9	$258.3
Segment operating profit	$36.3	$29.3	$109.8	$89.5

Comparison of Three and Nine Months Ended September 30, 2018 vs. 2017

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2018	$96.3	13%	(1)%	1%	13%
Nine months ended September 30, 2018	$287.9	11%	1%	—%	10%
Three Months Ended September 30, 2018 vs. 2017
Segment net sales for the Performance Materials segment were $96.3 million and $85.4 million for the three months ended September 30, 2018 and 2017, respectively. The sales increase in 2018 was primarily driven by $10.6 million (thirteen percent of sales) in volume improvements in automotive evaporative emission canister products related to stricter environmental regulation in the North American automotive market. These gains were further bolstered by favorable product mix of $0.7 million (one percent of sales), partially offset by unfavorable foreign currency exchange $0.4 million (one percent of sales).
Segment operating profit for the Performance Materials segment was $36.3 million and $29.3 million for the three months ended September 30, 2018 and 2017, respectively. Segment operating profit increased $7.0 million primarily due to favorable volume in the automotive carbon application, which contributed $6.9 million, favorable product mix, which contributed $0.7 million, and improvements in manufacturing costs which favorably impacted operating profit by $5.5 million. SG&A and research and technical costs increased by $3.4 million primarily due to legal and increased spending associated with growth. Unfavorable foreign currency exchange impacts also impacted operating profit $1.2 million. Additionally, operating profit was negatively impacted by an impairment of an equity investment of $1.5 million.
Nine Months Ended September 30, 2018 vs. 2017
Segment net sales for the Performance Materials segment were $287.9 million and $258.3 million for the nine months ended September 30, 2018 and 2017, respectively. The sales increase in 2018 was primarily driven by $27.0 million (ten percent of sales) in volume improvements in automotive evaporative emission canister products related to increased vehicle content due to regulatory adoption and the shift towards higher content vehicles in the North American automotive market and $1.7 million (one percent of sales) of favorable foreign currency exchange. These gains were further bolstered by favorable price and product mix of $0.9 million (zero percent of sales).
Segment operating profit for the Performance Materials segment was $109.8 million and $89.5 million for the nine months ended September 30, 2018 and 2017, respectively. Segment operating profit increased $20.3 million primarily due to favorable volume in the automotive carbon application, which contributed $17.0 million, favorable product mix, which contributed $3.2 million, and improvements in manufacturing costs which favorably impacted operating profit by $6.2 million. This increase was partially offset by increased SG&A and research and technical costs due primarily to increased legal costs and increased spending associated with growth impacting profit by $4.1 million and unfavorable foreign currency exchange of $0.5 million. Additionally, operating profit was negatively impacted by an impairment of an equity investment of $1.5 million.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Oilfield Technologies product line	$32.5	$20.3	$84.0	$58.1
Pavement Technologies product line	68.1	64.5	152.2	137.2
Industrial Specialties product line	114.3	93.9	330.9	289.3
Total Performance Chemicals - Net sales	$214.9	$178.7	$567.1	$484.6
Segment operating profit	$39.7	$33.4	$95.3	$70.2
Comparison of Three and Nine Months Ended September 30, 2018 vs. 2017

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2018	$214.9	20%	—%	2%	18%
Nine months ended September 30, 2018	$567.1	17%	1%	2%	14%
Pine Chemical Business Acquisition
The Pine Chemical Business is being integrated into our Performance Chemicals segment and has been included within our results of operations since the Acquisition Date. Although not yet complete, a substantial portion of the Pine Chemicals Business has been integrated into our existing Performance Chemicals operations. As a result, our ability to separate net sales and operating performance of the Acquisition from our existing Performance Chemicals operating results is no longer practical. The information presented below for the three and nine months ended September 30, 2018 includes the results of this acquisition as compared to the historical results of the three and nine months ended September 30, 2017. For a pro forma comparative analysis of 2018 versus 2017 results, refer to the section below titled "Performance Chemical Pro Forma Financial Results with the Pine Chemical Business."
Three Months Ended September 30, 2018 vs. 2017
Segment net sales for the Performance Chemicals segment were $214.9 million and $178.7 million for the three months ended September 30, 2018 and 2017, respectively. The sales increase was driven by favorable volume of $32.3 million (eighteen percent of sales), which consisted of favorable industrial specialties volume ($18.4 million), pavement technologies products ($2.4 million), and oilfield technologies ($11.5 million). Also driving the sales increase was pricing and product mix of $4.7 million (two percent of sales) driven by oilfield technologies ($0.8 million) pavement technologies ($1.2 million), and industrial specialties ($2.7 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $0.8 million (zero percent of sales).
Segment operating profit for the Performance Chemicals segment was $39.7 million and $33.4 million for the three months ended September 30, 2018 and 2017, respectively. Segment operating profit increased by $6.3 million primarily due to increased volumes of $12.2 million and $4.7 million of favorable pricing and product mix. These favorable operating results were partially offset by $4.2 million of unfavorable manufacturing productivity, primarily driven by higher freight costs and $6.0 million of unfavorable SG&A costs, driven by the Acquisition, primarily the amortization expense related to the acquired intangibles. Additionally, unfavorable foreign currency exchange impacted Segment operating profit by $0.4 million.
Nine Months Ended September 30, 2018 vs. 2017
Segment net sales for the Performance Chemicals segment were $567.1 million and $484.6 million for the nine months ended September 30, 2018 and 2017, respectively. The sales increase was driven by favorable volume of $69.5 million (fourteen percent of sales), which consisted of favorable pavement technologies products volume ($11.8 million), oilfield technologies ($21.0 million), and industrial specialties ($36.7 million). Also driving the sales increase was pricing and product mix of $8.6 million (two percent of sales) driven by industrial specialties ($1.6 million), pavement technologies ($2.4 million), and oilfield technologies ($4.6 million). In addition, $4.4 million of favorable foreign currency exchange (one percent of sales) helped drive the sales increase.
Segment operating profit for the Performance Chemicals segment was $95.3 million and $70.2 million for the nine months ended September 30, 2018 and 2017, respectively. Segment operating profit increased by $25.1 million primarily due to increased volumes of $28.0 million, $8.3 million of favorable pricing and product mix, $1.3 million of favorable manufacturing productivity primarily driven by lower raw material pricing, specifically CTO, $2.9 million due to favorable foreign currency exchange. These favorable operating results were partially offset by $15.4 million of unfavorable SG&A costs, driven by the Acquisition, primarily the amortization expense related to the acquired intangibles.
Performance Chemical Pro Forma Financial Results with the Pine Chemical Business
We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance. Our pro forma segment information includes adjustments as if the Acquisition had occurred on January 1, 2017. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented are not necessarily indicative of what our results would have been had we operated the Pine Chemical Business since January 1, 2017, nor will the pro forma amounts necessarily be indicative of our future results.

Performance Chemical Pro Forma Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales
Performance Chemicals, as reported (1)	$214.9	$178.7	$567.1	$484.6
Pine Chemical Business, pro forma (2)	—	24.0	20.2	71.6
Pro Forma Combined Net Sales (3)	$214.9	$202.7	$587.3	$556.2

Segment Operating Profit
Performance Chemicals, as reported (1)	$39.7	$33.4	$95.3	$70.2
Pine Chemical Business, pro forma (2)	—	3.1	0.8	5.7
Pro Forma Combined Segment Operating Profit (3)	$39.7	$36.5	$96.1	$75.9
_______________
(1) As reported amounts are the results of operations of Performance Chemicals, including the results of the Pine Chemical Business, post Acquisition Date.
(2) Pro forma amounts include historical results of the Pine Chemical Business, prior to the Acquisition Date. These amounts also include adjustments as if the Acquisition had occurred on January 1, 2017, including the effects of purchase accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings, or synergies that have been or may have been realized had we acquired the Pine Chemical Business on January 1, 2017.

(3) The pro forma combined results are not necessarily indicative of what the results would have been had we acquired the Pine Chemical Business on January 1, 2017 nor indicative of future results.

Performance Chemical Pro Forma Combined Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Oilfield Technologies product line	$32.5	$26.4	$88.6	$75.0
Pavement Technologies product line	68.1	64.9	204.6	137.8
Industrial Specialties product line	114.3	111.4	294.1	343.4
Pro Forma Combined Net Sales - Performance Chemicals	$214.9	$202.7	$587.3	$556.2
Comparison of Three and Nine Months Ended September 30, 2018 vs. 2017

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Pro Forma Combined Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2018	$214.9	6%	—%	2%	4%
Nine months ended September 30, 2018	$587.3	6%	1%	1%	4%
Pro Forma Combined Results - Three Months Ended September 30, 2018 vs. 2017
Pro Forma Combined Net Sales for the Performance Chemicals segment were $214.9 million and $202.7 million for the three months ended September 30, 2018 and 2017, respectively. The Pro Forma Combined Net Sales increase was driven by favorable volume of $9.2 million (four percent of sales), which consisted of favorable volumes in oilfield technologies ($5.9 million), pavement technologies products ($2.3 million), and industrial specialties ($1.0 million). Also driving the sales increase was pricing and product mix of $3.7 million (two percent of sales) driven by favorable price and product mix in industrial specialties ($2.5 million), pavement technologies products ($1.0 million), and oilfield technologies ($0.2 million). Unfavorable foreign currency exchange of $0.7 million (zero percent of sales) slightly offset the sales increase from volume, price and product mix.
Pro Forma Combined Segment Operating Profit for the Performance Chemicals segment was $39.7 million and $36.5 million for the three months ended September 30, 2018 and 2017, respectively. Pro Forma Combined Segment Operating Profit increased by $3.2 million primarily due to increased volumes of $4.4 million and $4.7 million of favorable pricing and product mix. These favorable operating results were partially offset by $4.5 million of unfavorable manufacturing productivity primarily driven by increased freight and warehousing costs, $0.4 million due to unfavorable foreign currency exchange, and $1.0 million of unfavorable SG&A costs, mainly driven by growth-related spending.
Pro Forma Combined Results - Nine Months Ended September 30, 2018 vs. 2017
Pro Forma Combined Net Sales for the Performance Chemicals segment were $587.3 million and $556.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Pro Forma Combined Net Sales increase was driven by favorable volume of $20.6 million (four percent of sales), which consisted of favorable volumes in pavement technologies products ($12.3 million), oilfield technologies ($9.4 million), offset by unfavorable volumes in industrial specialties ($1.1 million). Also driving the sales increase was pricing and product mix of $6.1 million (one percent of sales) driven by favorable price and product mix in oilfield technologies ($3.9 million), pavement technologies products ($1.5 million), and industrial specialties ($0.7 million). In addition, $4.4 million of favorable foreign currency exchange (one percent of sales) helped drive the sales increase.
Pro Forma Combined Segment Operating Profit for the Performance Chemicals segment was $96.1 million and $75.9 million for the nine months ended September 30, 2018 and 2017, respectively. Pro Forma Combined Segment Operating Profit increased by $20.2 million primarily due to increased volumes of $10.0 million, $6.8 million of favorable pricing and product mix, $4.4 million of favorable manufacturing productivity primarily driven by lower raw material pricing, specifically CTO, and

$2.9 million due to favorable foreign currency exchange. These favorable operating results were partially offset by $3.9 million of unfavorable SG&A costs, driven by higher incentive compensation costs and growth-related spending.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net income (loss) (GAAP)	$51.7	$38.4	$139.7	$97.2
Provision (benefit) for income taxes	16.4	16.7	38.5	44.9
Interest expense, net	7.9	3.2	21.8	9.3
Depreciation and amortization	14.7	10.0	42.1	30.4
Separation costs	—	0.2	—	0.7
Restructuring and other (income) charges, net	—	0.1	(0.6)	3.5
Acquisition and other related costs (1)	—	4.1	5.7	4.1
Adjusted EBITDA (Non-GAAP)	$90.7	$72.7	$247.2	$190.1
_______________

(1)
Charges primarily relate to legal and professional fees and inventory step-up amortization incurred associated with the Acquisition. For the three and nine months ended September 30, 2018, the legal and professional fees of zero and $4.3 million, respectively, and the inventory step-up amortization of zero and $1.4 million, respectively, are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

Adjusted EBITDA
Three and Nine Months Ended September 30, 2018 vs. 2017
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Performance Materials

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Materials	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Segment operating profit (GAAP)	$36.3	$29.3	$109.8	$89.5
Depreciation and amortization	5.3	4.9	16.7	14.9
Segment EBITDA (Non-GAAP)	$41.6	$34.2	$126.5	$104.4
Three and Nine Months Ended September 30, 2018 vs. 2017
The factors that impacted segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.
Performance Chemicals

Reconciliation of Segment Operating Profit to Segment EBITDA

Performance Chemicals	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Segment operating profit (GAAP)	$39.7	$33.4	$95.3	$70.2
Depreciation and amortization	9.4	5.1	25.4	15.5
Segment EBITDA (Non-GAAP)	$49.1	$38.5	$120.7	$85.7
Three and Nine Months Ended September 30, 2018 vs. 2017
The factors that impacted Segment EBITDA period to period are the same factors that affected segment operating profit discussed in the Segment Operating Results section included within this MD&A, excluding the depreciation and amortization expense.

Reconciliation of Pro Forma Combined Segment Operating Profit to Pro forma Combined Segment EBITDA

Performance Chemicals	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Pro Forma Combined Segment Operating Profit	$39.7	$36.5	$96.1	$75.9
Pro Forma Combined Depreciation and amortization	9.4	9.5	28.5	28.9
Pro Forma Combined Segment EBITDA	$49.1	$46.0	$124.6	$104.8
Three and Nine Months Ended September 30, 2018 vs. 2017
The factors that impacted Pro Forma Combined Segment EBITDA period to period are the same factors that affected Pro Forma Combined Segment Operating Profit discussed in the Performance Chemical Pro Forma Financial Results with the Pine Chemical Business section included within this MD&A, excluding the depreciation and amortization expense.

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

               2018 Adjusted EBITDA is expected to grow by 26% to 29%. This is driven by the Acquisition as well as mix improvement due to volume growth in our higher margin Performance Materials and Performance Chemicals pavement technologies and oilfield technologies applications and favorable year over year CTO costs, partially offset by reduced volume in industrial specialties and higher production related costs including freight. Some risks to the 2018 outlook include reductions in U.S. vehicle sales and production in automotive applications, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 and 2017 shift towards light-trucks), lower automotive product sales in China driven by a reduction in tax incentives versus 2017, lower oil prices and a reduction in oil drilling and production in oilfield technologies, and our ability to fully integrate the Acquisition's tall oil refinery into our network and capture planned synergies in 2018. We expect to deliver fiscal year 2018 Adjusted EBITDA of $306 million to $314 million.

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

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments and additional acquisition-related costs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2018, our available capacity under our revolving credit facility was $748.2 million.
Cash and cash equivalents totaled $57.5 million at September 30, 2018. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the United States. The cash and cash equivalents balance at September 30, 2018 included $16.8 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We have calculated our best estimate of the impact of U.S. Tax Reform in our income tax provision in accordance with our understanding of the changes to the Internal Revenue Code and guidance available as of the date of this filing. No additional expense was recorded in relation to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.
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

Other Potential Liquidity Needs
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. At September 30, 2018, $75.3 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2018 capital expenditures are expected to be $90 million to $95 million.
Cash flow comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
In millions	2018	2017
Net cash provided (used) by operating activities	$166.4	$133.6
Net cash provided (used) by investing activities	(376.3)	(42.0)
Net cash provided (used) by financing activities	179.9	(49.9)
Cash flows provided (used) by operating activities
During the first nine months of 2018, cash flow provided by operations increased primarily due to higher net income, partially offset by working capital increases compared to 2017. Working capital increases in the first nine months of 2018, when compared to the first nine months of 2017, are primarily driven by increases in accounts receivable and inventories. Below provides a description of the changes to working capital during the first nine months of 2018 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	September 30, 2018	December 31, 2017
Cash and cash equivalents	$57.5	$87.9
Accounts receivable, net	140.4	100.0
Inventories, net	194.3	160.0
Prepaid and other current assets	28.6	20.8
Total current assets	$420.8	$368.7
Current assets as of September 30, 2018 increased $52.1 million compared to December 31, 2017 primarily due to increases in accounts receivable and inventories. Accounts receivable, net as of September 30, 2018 increased $40.4 million consistent with the higher sales in the quarter ended September 30, 2018 compared to the quarter ended December 31, 2017. While Cash and cash equivalents decreased $30.4 million, both Inventories, net and Prepaid and other current assets increased by $34.3 million and $7.8 million, respectively. The build in inventories is due to three items: first, the build-up of inventory in advance of the latter part of the paving season in our Performance Chemicals segment; second, the inclusion of the Acquisition’s product inventory; and finally, the intentional build of activated carbon inventory in preparation for the adoption in China of that country’s new gasoline vapor emission standards applicable to our Performance Materials segment.

In millions	September 30, 2018	December 31, 2017
Accounts payable	$108.7	$83.1
Accrued expenses	26.2	20.0
Accrued payroll and employee benefits	32.5	39.2
Current maturities of long-term debt	4.9	9.4
Income taxes payable	7.5	1.5
Total current liabilities	$179.8	$153.2
Current liabilities as of September 30, 2018 increased by $26.6 million compared to December 31, 2017 primarily driven by an increase in Accounts payable, Accrued expenses, and Income taxes payable, offset by decreases in Accrued payroll and employee benefits and Current maturities of long-term debt.
Cash flows provided (used) by investing activities
Cash used by investing activities in the nine months ended September 30, 2018 was $376.3 million and was primarily driven by the $315.5 million purchase of the Pine Chemical Business (see Note 4 in the Condensed Consolidated Financial Statements for more information). The remaining cash used by investing activities was primarily driven by capital expenditures. In the nine months ended September 30, 2018 and 2017, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of a Performance Materials activated carbon manufacturing facility in China, as well as expansion at our Performance Chemicals Deridder, Louisiana facility and our Performance Materials Waynesboro, Georgia and Covington, Virginia facilities.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2018	2017
Maintenance	$31.9	$23.0
Safety, health and environment	4.6	3.9
Growth and cost improvement	19.4	9.3
Total capital expenditures	$55.9	$36.2
Cash flows provided (used) by financing activities
Cash provided by financing activities in the nine months ended September 30, 2018 was $179.9 million and was driven by net proceeds from the issuance of the Notes of $294.3 million (refer to Note 10 in the Condensed Consolidated Financial Statements for more information), offset by the acquisition of Noncontrolling interest of $80.0 million, Noncontrolling interest distributions of $15.3 million, and the repurchase of common stock of $18.1 million. Cash used by financing activities in the nine months ended September 30, 2017 was $49.9 million and was primarily driven by net borrowings under our credit facility of $111.9 million and noncontrolling interest distributions of $8.2 million.

Contractual Obligations
Information related to our contractual commitments at December 31, 2017 can be found in a table included within Part II, Item 7 of our 2017 Annual Report. During the nine months ended September 30, 2018, the Company completed the purchase of the Pine Chemical Business for $315.5 million, subject to certain adjustments, in March 2018 (refer to Note 4 of the Condensed Consolidated Financial Statements for more information), and we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (refer to Note 10 of the Condensed Financial Statements for more information). On August 7, 2018, the Company entered into the “Amendment to the Credit Agreement, which increased the revolving commitments by $200.0 million, reduced the the Applicable Rate, and extended the maturity date for the loans and commitments under the Existing Credit Agreement to August 7, 2023 (refer to Note 10 of the Condensed Financial Statements for more information). There have been no other material changes to our contractual commitments during the nine months ended September 30, 2018.
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
The majority of our sales revenue remains unchanged by ASC 606 and continues to be recognized when products are shipped from our manufacturing and warehousing facilities, which represents the point at which control is transferred to the customer. For certain limited contracts, where we are producing goods with no alternative use and for which we have an enforceable right to payment for performance completed to date, we are recognizing revenue as goods are manufactured, rather than when they are shipped as previously done under ASC 605. See Note 5 to our Condensed Consolidated Financial Statements for more information on the adoption of ASC 606.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 9 percent of our net sales in the first nine months of 2018. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the nine months ended September 30, 2018, would have changed our net sales and income before income taxes by approximately $4.0 million or 0.5 percent and $1.6 million or 0.9 percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $11 million and $16 million as of September 30, 2018 and December 31, 2017, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 12 percent of our cost of sales and 38 percent of our raw materials purchases for the first nine months of 2018. Pricing for CTO is subject to particular pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the nine months ended September 30, 2018, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $6.3 million or one percent, which we may or may not have been able to pass on to our customers.

Natural gas price risk
Natural gas is our largest form of energy purchases, constituting approximately two percent of our cost of goods sold for the nine months ended September 30, 2018. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the nine months ended September 30, 2018, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $1.2 million. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017 and therefore prior to this date we had no derivative financial instruments designated to hedge commodity price risk. As of September 30, 2018, we had 1.3 million and 1.6 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of September 30, 2018, open commodity contracts hedge forecasted transactions until December 31, 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2018 was $0.1 million.

Interest Rate Risk
Our Revolving Credit Facility and Term Loan Facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2018 would increase our annual interest expense by approximately $3.8 million or 11 percent.
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

As of September 30, 2018, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. As further discussed in Note 4 to the Condensed Consolidated Financial Statements included within this Form 10-Q, we completed the Acquisition on March 8, 2018. We have begun the process of analyzing the Pine Chemical Business’ systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of the Pine Chemical Business.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. The Company is currently evaluating the Pine Chemical Business’ processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On February 20, 2017, the Board of Directors authorized the repurchase of up to $100 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Share repurchases may be made from time to time in either open market or private transactions. The repurchase program does not require us to acquire any specific number of shares, and the program may be suspended or discontinued at any time. The timing, volume and nature of share repurchases will be at the discretion of management, depending on market conditions, alternative options for the use of cash, applicable securities laws and other factors.
Below is a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASES OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2018	30,900	$87.14	30,900	$2,692,554	$81,638,154
August 1-31, 2018	34,500	99.53	34,500	3,433,613	78,204,541
September 1-30, 2018	28,500	101.36	28,500	2,888,798	75,315,743
Total	93,900	$96.01	93,900	$9,014,965	$75,315,743
On November 1, 2018, our Board of Directors authorized the repurchase of up to $350 million of our common stock, in addition to the remaining authorization from February 20, 2017. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Share repurchases may be made from time to time in either open market or private transactions. The repurchase program does not require us to acquire any specific number of shares, and the program may be suspended or discontinued at any time. The timing, volume and nature of share repurchases will be at the discretion of management, depending on market conditions, alternative options for the use of cash, applicable securities laws and other factors.

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

10.1*
Incremental Facility Agreement and Amendment No. 2, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 9, 2018.

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
Date: November 1, 2018