Form 10-Q
period 2019-03-31
Ingevity Corp
filed 2019-05-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37586
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

843-740-2300
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	NGVT	New York Stock Exchange
The Registrant had 41,845,429 shares of common stock, $0.01 par value, outstanding at April 30, 2019.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2019	2018
Net sales	$276.8	$235.2
Cost of sales	179.7	150.1
Gross profit	97.1	85.1
Selling, general and administrative expenses	39.1	26.5
Research and technical expenses	5.1	5.0
Restructuring and other (income) charges, net	—	(0.6)
Acquisition-related costs	22.8	3.8
Other (income) expense, net	(3.7)	(1.2)
Interest expense, net	11.1	6.1
Income (loss) before income taxes	22.7	45.5
Provision (benefit) for income taxes	—	9.7
Net income (loss)	22.7	35.8
Less: Net income (loss) attributable to noncontrolling interests	—	5.0
Net income (loss) attributable to Ingevity stockholders	$22.7	$30.8

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$0.54	$0.73
Diluted earnings (loss) per share attributable to Ingevity stockholders	$0.54	$0.72

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Net income (loss)	$22.7	$35.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9.4	3.9
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of zero and zero	0.1	0.1
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of ($0.1) and zero	(0.4)	—
Total derivative instruments, net of tax provision (benefit) of $0.1 and zero	(0.3)	0.1

Other comprehensive income (loss), net of tax provision (benefit) of $0.1 and zero	9.1	4.0
Comprehensive income (loss)	31.8	39.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	5.0
Comprehensive income (loss) attributable to Ingevity stockholders	$31.8	$34.8

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$38.4	$77.5
Accounts receivable, net of allowance of $0.4 million at March 31, 2019 and December 31, 2018, respectively	151.0	118.9
Inventories, net	229.3	191.4
Prepaid and other current assets	36.3	34.9
Current assets	455.0	422.7
Property, plant and equipment, net	628.5	523.8
Operating lease assets, net	59.7	—
Goodwill	431.6	130.7
Other intangibles, net	414.9	125.6
Deferred income taxes	3.4	2.9
Restricted investment	71.7	71.2
Other assets	42.4	38.3
Total Assets	$2,107.2	$1,315.2
Liabilities
Accounts payable	$119.8	$92.9
Accrued expenses	26.1	36.7
Accrued payroll and employee benefits	16.0	42.0
Current operating lease liabilities	17.9	—
Notes payable and current maturities of long-term debt	18.0	11.2
Income taxes payable	0.5	0.5
Current liabilities	198.3	183.3
Long-term debt including finance lease obligations	1,403.2	741.2
Noncurrent operating lease liabilities	42.0	—
Deferred income taxes	85.6	36.9
Other liabilities	19.4	15.1
Total Liabilities	1,748.5	976.5
Commitments and contingencies (Note 15)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at March 31, 2019 and December 31, 2018)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,659,316 and 42,331,913 issued; 41,823,723 and 41,693,261 outstanding at March 31, 2019 and December 31, 2018)	0.4	0.4
Additional paid-in capital	103.8	98.3
Retained earnings	336.2	313.5
Accumulated other comprehensive income (loss)	(8.6)	(17.7)
Treasury stock, common stock, at cost (835,593 shares at March 31, 2019; 638,652 shares at December 31, 2018)	(73.1)	(55.8)
Total Equity	358.7	338.7
Total Liabilities and Equity	$2,107.2	$1,315.2
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Cash provided by (used in) operating activities:
Net income (loss)	$22.7	$35.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	18.5	11.5
Deferred income taxes	(0.4)	0.6
Share-based compensation	4.1	3.1
Pension and other postretirement (benefit) costs	0.3	0.4
Other non-cash items	0.1	1.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(16.1)	(13.4)
Inventories, net	(15.0)	(23.1)
Prepaid and other currents assets	0.6	1.6
Planned major maintenance outage	(2.0)	(0.3)
Accounts payable	15.4	8.9
Accrued expenses	(12.4)	(1.6)
Accrued payroll and employee benefit costs	(26.6)	(23.4)
Income taxes	(0.2)	8.0
Changes in other operating assets and liabilities, net	3.0	0.1
Net cash provided by (used in) operating activities	$(8.0)	$9.7
Cash provided by (used in) investing activities:
Capital expenditures	$(28.1)	$(13.3)
Payments for acquired businesses, net of cash acquired	(537.9)	(315.0)
Other investing activities, net	(3.3)	0.9
Net cash provided by (used in) investing activities	$(569.3)	$(327.4)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$714.2	$—
Proceeds from long-term borrowings	375.0	300.0
Payments on revolving credit facility	(421.1)	—
Payments on long-term borrowings	(113.1)	—
Debt issuance costs	(1.8)	(5.7)
Borrowings (repayments) of notes payable and other short-term borrowings, net	2.1	—
Tax payments related to withholdings on vested equity awards	(14.3)	(1.5)
Proceeds and withholdings from share-based compensation plans, net	1.7	0.5
Repurchases of common stock under publicly announced plan	(3.3)	(3.1)
Noncontrolling interest distributions	—	(5.3)
Net cash provided by (used in) financing activities	$539.4	$284.9
Increase (decrease) in cash, cash equivalents and restricted cash	(37.9)	(32.8)
Effect of exchange rate changes on cash	(0.1)	(0.1)
Change in cash, cash equivalents, and restricted cash(1)	(38.0)	(32.9)
Cash, cash equivalents, and restricted cash at beginning of period	77.5	87.9
Cash, cash equivalents, and restricted cash at end of period (1)	$39.5	$55.0

(1) Includes restricted cash of $1.1 million and zero and cash and cash equivalents of $38.4 million and $55.0 million as of March 31, 2019 and 2018, respectively. Restricted cash is included within "Prepaid and Other Current Assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$14.4	$6.0
Cash paid for income taxes, net of refunds	0.5	0.3
Purchases of property, plant and equipment in accounts payable	6.6	3.8
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	—	—
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 1: Background
Ingevity Corporation ("Ingevity," "the Company," "we," "us," or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
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
Our Performance Chemicals segment consists of our pavement technologies, oilfield technologies, industrial specialties, and engineered polymers (acquired in 2019; see Note 4 for more information) product lines. Performance Chemicals manufactures products derived from crude tall oil ("CTO") and lignin extracted from the kraft paper making process as well as caprolactone monomers and derivatives derived from cyclohexanone and hydrogen peroxide. Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including pavement preservation, pavement adhesion promotion, and warm mix paving (pavement technologies product line), oil well service additives, oil production, and downstream application chemicals (oilfield technologies product line), printing inks, adhesives, agrochemicals, lubricants, and industrial intermediates (industrial specialties product line), coatings, resins, elastomers, adhesives, and bio-plastics (engineered polymers product line).
Note 2: Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016, collectively referred to as the “Annual Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain prior year amounts have been reclassified to conform with the current year's presentation.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 3: New Accounting Guidance
The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU's. ASU's not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU eliminates, amends, and adds disclosure requirements for fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We adopted this standard on January 1, 2019. The impact of adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07 "Compensation-Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting." This ASU provides for a single accounting model for all share-based payments, with the employee based guidance now applying to nonemployee share-based transactions. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We adopted this standard on January 1, 2019. The impact of adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." Under the new guidance, lessees are required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Since the issuance of ASU 2016-02, the FASB issued several amendments that clarify certain points in Topic 842, including ASU 2018-20 ("Lease (Topic 842): Narrow-Scope Improvements for Lessors"), ASU 2018-01 ("Land Easement Practical Expedient"), ASU 2018-10 ("Codification Improvements"), ASU 2018-11 ("Targeted Improvements") and ASU 2019-01 (“Codification Improvements”). ASU 2016-02 and all subsequent amendments will herein be referred to as ASC 842. We adopted ASC 842 utilizing the modified retrospective approach as of January 1, 2019. The modified retrospective approach we selected provides a method of transition allowing for the recognition of existing leases as of the beginning of the period of adoption (i.e. January 1, 2019), and which does not require the adjustment of comparative periods.
We have elected the practical expedient package upon transition that does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct costs for any leases that existed at the period of adoption of ASC 842. We also adopted the practical expedient to apply hindsight in determining lease term; we chose to account for lease and non-lease components together as a single component for all lease asset classes; and we elected the practical expedient related to land easements allowing us to carry-forward our current accounting treatment for land easements on existing agreements. We include the option to extend or terminate a lease when it is reasonably certain that we will exercise the option. In addition, we elected the accounting policy to not apply the balance sheet recognition criteria required in ASC 842 to leases with an initial lease term of twelve months or less by class of underlying asset for all lease asset classes. Payments for these leases are recognized on a straight-line basis over the lease term. As a lessee, most of our leases under prior guidance ASC 840 “Leases” were classified as operating leases, and therefore, were not recorded on the condensed consolidated balance sheet but were recorded as expense in the condensed consolidated statement of operations as incurred. We cataloged our existing lease contracts and implemented changes to our systems to perform the lease accounting and reporting under the new guidance going forward.
The adoption of ASC 842 resulted in the recognition of lease assets and liabilities. Our existing capital leases were accounted for as finance leases upon adoption of ASC 842. The impact of ASC 842 to our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the period ended March 31, 2019 was not material. Additionally, we do not expect a significant impact in the timing of expense recognition based on the classification of leases as either operating or financing.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

In accordance with ASC 842, the impact of adoption on our condensed consolidated balance sheet was as follows:

In millions	Balance at December 31, 2018	Adjustments		Balance at January 1, 2019
Assets
Prepaid and other current assets	$34.9	$(0.2)	(1)	$34.7
Operating lease assets, net	—	64.6	(2)	64.6
Liabilities
Current operating lease liabilities	—	18.4	(3)	18.4
Noncurrent operating lease liabilities	—	46.0	(4)	46.0
_______________
(1) Represents prepaid rent reclassified to operating lease assets.
(2) Represents capitalization of operating lease assets and straight-line rent accrual.
(3) Represents recognition of the current portion of operating lease liabilities.
(4) Represents recognition of the noncurrent operating lease liabilities.

Recently Issued Accounting Pronouncements
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
Note 4: Acquisitions
Perstorp Holding AB's Caprolactone Business
On December 10, 2018, we entered into an agreement for the sale and purchase of Perstorp UK Ltd. (the “Caprolactone Agreement”) with Perstorp Holding AB, a company registered in Sweden that develops, manufactures, and sells specialty chemicals (the “Seller”). Pursuant to the Caprolactone Agreement, we agreed to purchase the shares held by the Seller in Perstorp UK Ltd., including the Seller’s entire caprolactone business ("Caprolactone Business"), in exchange for €570.9 million, less assumed debt and other miscellaneous transaction costs, as further defined in the Caprolactone Agreement (the “Purchase Price”), plus interest accrued on the Purchase Price (herein referred to as the “Caprolactone Acquisition”).
On February 13, 2019, pursuant to the terms and conditions set forth in the Caprolactone Agreement, we completed the Caprolactone Acquisition for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition will be integrated into our Performance Chemicals segment and included within our Engineered Polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition.
The Caprolactone Acquisition contributed Net sales and Income (loss) before income taxes of $24.2 million and $(2.3) million, respectively, to the consolidated operating results of Ingevity for the period from February 13, 2019 through March 31, 2019.
Preliminary Purchase Price Allocation
Caprolactone Acquisition is considered a business under business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. See Note 6 for additional explanation of Level 2 and Level 3 inputs.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Preliminary Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Cash and cash equivalents		$0.7
Accounts receivable, net		15.7
Inventories (1)		21.7
Prepaid and other current assets		1.3
Property, plant and equipment		88.8
Intangible assets (2)
Customer relationships	17 years	159.0
Developed technology	12 years	64.8
Brands	Indefinite	67.0
Non-compete agreement	3 years	0.5
Goodwill (3)		295.4
Other assets		1.3
Total fair value of assets acquired		$716.2
Accounts payable		13.6
Accrued expenses		2.2
Long-term debt		113.1
Deferred income taxes		47.9
Total fair value of liabilities assumed		$176.8
Cash and restricted cash acquired(4)		1.5
Total cash paid, less cash and restricted cash acquired		$537.9
_______________
(1)    Fair value of finished good inventories acquired included a step-up in the value of approximately $8.4 million, all of which was expensed in the three months ended March 31, 2019. The expense is included in "Cost of sales" on the condensed consolidated statement of operations. Inventories are accounted for on a first-in, first-out basis of accounting.

(2)    The aggregate amortization expense was $1.9 million for the three months ended March 31, 2019. Estimated amortization expense is as follows: 2019 - $13.1 million, 2020 - $14.9 million, 2021 - $14.9 million, 2022 - $14.8 million and 2023 - $14.8 million.

(3)    Goodwill consists of estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. See Note 9 for further information regarding our allocation of goodwill among our reportable segments. None of the acquired goodwill will be deductible for income tax purposes.

(4)    Cash and cash equivalents and restricted cash were $0.7 million and $0.8 million, respectively, at closing. Restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet.

Georgia Pacific's Pine Chemical Business
On March 8, 2018, pursuant to the terms and conditions set forth in the asset purchase agreement with Georgia-Pacific Chemicals LLC, Georgia-Pacific LLC (together with Georgia-Pacific Chemicals LLC, "GP") and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, we completed the acquisition (the "Pine Chemical Acquisition") of substantially all the assets primarily used in GP's pine chemical business (the "Pine Chemical Business") for an aggregate purchase price of $315.5 million. The aggregate purchase price was finalized during the third quarter of 2018 with a final payment to GP in the amount of $0.5 million to finalize the net working capital acquired on March 8, 2018. The Pine Chemical Business included the assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products. In addition, on March 8, 2018, we entered into a 20-year, market-based CTO supply contract with certain of Georgia-Pacific’s paper mill operations.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The Pine Chemical Business was integrated into our Performance Chemicals segment and has been included within our results of operations since March 8, 2018. The Pine Chemical Business contributed Net sales and Income before income taxes of $4.8 million and $0.3 million, respectively, to the consolidated operating results of Ingevity for the period from March 8, 2018 through March 31, 2018.

Purchase Price Allocation
The following table summarizes the consideration paid for the Pine Chemical Business and the assets acquired and liabilities assumed:

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
_______________
(1)    Fair value of finished goods inventories acquired included a step-up in the value of approximately $1.4 million, of which $0.8 million was expensed in the three months ended March 31, 2018. The expense is included in "Cost of sales" on the consolidated statement of operations.

(2)    The aggregate amortization expense for the three months ended March 31, 2019 and 2018 was $3.2 million and $0.7 million, respectively. Estimated amortization expense is as follows: 2019 - $12.7 million, 2020 - $12.7 million, 2021 - $12.0 million, 2022 - $11.8 million, and 2023 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Caprolactone Acquisition as well as the acquisition of the Pine Chemical Business occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other related costs of $31.2 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

	Three Months Ended March 31,
In millions	2019	2018
Net sales	$294.5	$301.9
Income (loss) before income taxes	53.5	59.2
Diluted earnings (loss) per share attributable to Ingevity stockholders	$1.14	$0.98
Acquisition and other related costs
Costs incurred to complete and integrate the acquisitions noted above into our Performance Chemicals segment are expensed as incurred on our condensed consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended March 31,
In millions	2019	2018
Legal and professional service fees	$10.1	$3.8
Loss on hedging purchase price	12.7	—
Acquisition-related costs	$22.8	$3.8
Inventory fair value step-up amortization (1)	8.4	0.8
Acquisition and other-related costs	$31.2	$4.6
_______________
(1) Included within "Cost of sales" on the condensed consolidated statement of operations.
Note 5: Revenues
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

In millions	Three Months Ended March 31,
	2019	2018
Automotive Technologies product line	$99.7	$85.9
Process Purification product line	9.4	9.6
Performance Materials segment	$109.1	$95.5
Oilfield Technologies product line	29.2	22.4
Pavement Technologies product line	18.5	18.5
Industrial Specialties product line	95.8	98.8
Engineered Polymers product line(1)	24.2	—
Performance Chemicals segment	$167.7	$139.7

Net sales	$276.8	$235.2
_______________
(1) Engineered Polymers product line was acquired on February 13, 2019; see Note 4 for more information.

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

In millions	Three Months Ended March 31,
	2019	2018
North America	$171.7	$154.7
Asia Pacific	49.1	34.0
Europe, Middle East and Africa	51.2	40.4
South America	4.8	6.1
Net sales	$276.8	$235.2

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

In millions	Contract Asset(1)
	March 31, 2019	March 31, 2018
Beginning balance	$5.1	$4.4
Contract asset additions	4.7	2.2
Reclassification to accounts receivable, billed to customers	(4.5)	(2.3)
Ending balance	$5.3	$4.3
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
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
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. As of March 31, 2019, there were no open foreign currency derivative contracts. The fair value of the foreign currency hedge was zero and $0.2 million at March 31, 2019 and December 31, 2018, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of March 31, 2019, we had 1.6 million and 1.2 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2019, open commodity contracts hedge forecasted transactions until August 2020. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2019 and December 31, 2018 was $0.1 million and zero, respectively.
Equity Securities
Our investments in equity securities with a readily determinable fair value totaled $0.4 million at March 31, 2019 and $0.4 million at December 31, 2018. The net realized gain/(loss) recognized during the three months ended March 31, 2019 and 2018 was zero and $(0.3) million, respectively. The unrealized gain/(loss) was zero for both the three months ended March 31, 2019 and 2018. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled $1.5 million and $1.5 million as of March 31, 2019 and December 31, 2018, respectively. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the period ended March 31, 2019.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the period reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of March 31, 2019 or December 31, 2018.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Commodity hedging (4)	—	0.1	—	0.1
Deferred compensation plan investments (5)	1.9	—	—	1.9
Total assets	$2.3	$0.1	$—	$2.4
Liabilities:
Deferred compensation arrangement (5)	$5.4	$—	$—	$5.4
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$5.5	$—	$—	$5.5
December 31, 2018
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Foreign currency hedging (4)	—	0.2	—	0.2
Commodity hedging (4)	—	0.1	—	0.1
Deferred compensation plan investments (5)	1.3	—	—	1.3
Total assets	$1.7	$0.3	$—	$2.0
Liabilities:
Deferred compensation arrangement (5)	$4.6	$—	$—	$4.6
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Foreign currency hedging (7)	—	3.9	—	3.9
Commodity hedging (6)	—	0.1	—	0.1
Total liabilities	$4.7	$4.0	$—	$8.7
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

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

(7)
At December 31, 2018, this amount represented a non-designated foreign currency derivative associated with the purchase price of our acquisition of the Caprolactone Business, which was settled at the closing of the acquisition for a loss of $16.6 million. The expense recognized during the three months ended March 31, 2019 was $12.7 million. See Note 4 for more information.

At March 31, 2019, the book value of finance lease obligations was $80.0 million and the fair value was $91.7 million. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $1,049.2 million as of March 31, 2019. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2019, the book value of our fixed rate debt was $300.0 million, and the fair value was $294.9 million, based on Level 2 inputs. At March 31, 2019, the book value of our Restricted investment was $71.7 million, and the fair value was $70.3 million, based on Level 1 inputs.
The carrying value of our financial instruments: cash and cash equivalents, other receivables, other payables and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.
Note 7: Inventories, net

In millions	March 31, 2019	December 31, 2018
Raw materials	$41.3	$36.5
Production materials, stores and supplies	20.1	17.5
Finished and in-process goods	177.4	144.7
Subtotal	238.8	198.7
Less: excess of cost over LIFO cost	(9.5)	(7.3)
Inventories, net	$229.3	$191.4
Note 8: Property, Plant and Equipment, net

In millions	March 31, 2019	December 31, 2018
Machinery and equipment	$929.9	$857.2
Buildings and leasehold improvements	118.6	113.1
Land and land improvements	19.6	19.6
Construction in progress	107.8	71.2
Total cost	1,175.9	1,061.1
Less: accumulated depreciation	(547.4)	(537.3)
Property, plant and equipment, net (1)	$628.5	$523.8
_______________

(1)
This includes finance leases related to machinery and equipment at our Wickliffe, Kentucky facility of $69.2 million and $69.2 million, and net book value of $6.6 million and $6.7 million at March 31, 2019, and December 31, 2018, respectively. This also includes finance leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $9.3 million and $6.5 million and net book value of $8.5 million and $6.0 million, (b) construction in progress of $14.1 million and $13.7 million and (c) buildings and leasehold improvements of $0.1 million and $0.1 million at March 31, 2019, and December 31, 2018, respectively. Amortization expense associated with these capital leases is included within depreciation expense. The payments remaining under these capital leases obligations are included within Note 16.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 9: Goodwill and Other Intangible Assets, net

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2018	$126.4	$4.3	$130.7
Acquisitions(1)	295.4	—	295.4
Foreign currency translation	5.5	—	5.5
March 31, 2019	$427.3	$4.3	$431.6
____________
(1)    See Note 4 for more information regarding the Caprolactone Acquisition and related increase in goodwill.

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2019.
All of our other intangibles, net are related to the Performance Chemicals operating segment. The following table summarizes these assets:

	March 31, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets subject to amortization (finite-lived) (1)
Brands (2)	$11.4	$9.8	$1.6	$11.4	$9.8	$1.6
Customer contracts and relationships	312.3	35.1	277.2	151.0	30.3	120.7
Developed technology	65.5	0.7	64.8	—	—	—
Other	4.6	1.1	3.5	4.1	0.8	3.3
Total	$393.8	$46.7	$347.1	$166.5	$40.9	$125.6

Intangible assets not subject to amortization (indefinite life) (1)
Brands (2)	$67.8	$—	$67.8	$—	$—	$—
Total	$67.8	$—	$67.8	$—	$—	$—

Total Other intangibles, net	$461.6	$46.7	$414.9	$166.5	$40.9	$125.6
_______________
(1)    See Note 4 for more information regarding the Caprolactone Acquisition and related increase in intangible assets.
(2)    Represents trademarks, trade names and know-how.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2019	2018
Cost of sales	$0.2	$0.3
Selling, general and administrative expenses	5.3	1.0
Total amortization expense(1)	$5.5	$1.3
_______________
(1)    See Note 4 for more information about the Caprolactone Acquisition and Pine Chemicals Acquisition, and the related increase in Amortization expense.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2019 - $27.3 million, 2020 - $28.2 million, 2021 - $27.2 million, 2022 - $26.9 million and 2023 - $26.9 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 10: Debt including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	March 31, 2019
In millions, except percentages	Interest rate	Maturity date	March 31, 2019	December 31, 2018
Revolving Credit Facility (1)	3.75%	2023	$293.1	$—
Term Loan Facilities	3.49%	2022-2023	750.0	375.0
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations	7.67%	2027	80.0	80.0
Other	4.95%	2019-2021	6.2	3.9
Total debt including finance lease obligations			1,429.3	758.9
Less: debt issuance costs			8.1	6.5
Total debt including finance lease obligations, net of debt issuance costs			1,421.2	752.4
Less: debt maturing within one year (2)			18.0	11.2
Long-term debt including finance lease obligations			$1,403.2	$741.2
______________

(1)	Letters of credit outstanding under the revolving credit facility were $1.9 million and available funds under the facility were $455.0 million at March 31, 2019.

(2)	Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Revolving Credit and Term Loan Facility Amendment
On March 7, 2019 , we entered into an Amendment No. 3 (the “Amendment No. 3") and an Incremental Facility Agreement and Amendment No. 4 (the “Amendment No. 4”, together with Amendment No. 3, the “Amendments”) to the Credit Agreement, dated as of March 7, 2016 (as amended, supplemented or otherwise modified prior to the date hereof, including pursuant to the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017 and the Incremental Facility Agreement and Amendment No. 2, dated as of August 7, 2018, the “Existing Credit Agreement”, and as amended by the Amendments, the “Amended Credit Agreement”). Among other things, the Amendments established a new class of incremental term loan commitments in the aggregate principal amount of $375.0 million (the incremental term loans made pursuant thereto, the “Incremental Term A-1 Loans”).
The Incremental Term A-1 Loans, bear interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate, in each case, plus an applicable margin (the “Applicable Margin”), in the case of base rate loans, ranging between zero and 0.25 percent, and in the case of adjusted LIBOR rate loans, ranging between 0.75 percent and 1.25 percent. The Applicable Margin is based on a total leverage based pricing grid.
As consideration for Amendment No. 3, the Company paid to each lender party thereto a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans under the Existing Credit Agreement held by such lender immediately prior to the Closing Date. Fees of $1.8 million were incurred to secure the Amended Credit Agreement. These fees have been deferred and will be amortized over the term of the arrangement.
The Incremental Term A-1 Loans are not subject to amortization; the full principal balance is due and payable at maturity on August 7, 2022. The Amended Credit Agreement contains customary affirmative covenants, negative covenants and events of default.
The Company used the proceeds of the Incremental Term A-1 Loans to repay loans outstanding under its revolving credit facility.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Debt Covenants
Our 4.50 percent senior unsecured notes due in 2026 (the "Senior Notes") contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Senior Notes could result in the acceleration of the Senior Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and its subsidiaries.
The Revolving Credit Facility and Term Loan Facilities contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the Revolving Credit Facilities and Term Loan Facilities could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The Revolving Credit Facility and Term Loan Facilities' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended March 31, 2019 was 3.5, and our actual interest coverage for the four consecutive quarters ended March 31, 2019 was 11.3. We were in compliance with all covenants at March 31, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 11: Equity
Equity
The table provides a roll forward of equity, equity attributable to Ingevity stockholders, and equity attributable to noncontrolling interests.

	Ingevity Stockholders'
	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total Equity
Balance at December 31, 2018	42,332	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$—	$338.7
Net income (loss)	—	—	—	22.7	—	—	—	22.7
Other comprehensive income (loss)	—	—	—	—	9.1	—	—	9.1
Common stock issued	276	—	—	—	—	—	—	—
Exercise of stock options, net	51	—	1.4	—	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	—	(14.3)
Share repurchase program	—	—	—	—	—	(3.3)	—	(3.3)
Share-based compensation plans	—	—	4.1	—	—	0.3	—	4.4
Balance at March 31, 2019	42,659	$0.4	$103.8	$336.2	$(8.6)	$(73.1)	$—	$358.7

	Ingevity Stockholders'
	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total Equity
Balance at December 31, 2017	42,209	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9
Net income (loss)	—	—	—	30.8	—	—	5.0	35.8
Other comprehensive income (loss)	—	—	—	—	4.0	—	—	4.0
Common stock issued	56	—	—	—	—	—	—	—
Exercise of stock options, net	5	—	0.1	—	—	—	—	0.1
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.5)	—	(1.5)
Share repurchase program	—	—	—	—	—	(3.1)	—	(3.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation plans	—	—	3.1	—	—	0.4	—	3.5
Adoption of ASC 606	—	—	—	1.6	—	—	—	1.6
Balance at March 31, 2018	42,270	$0.4	$143.3	$175.2	$(7.7)	$(11.9)	$13.7	$313.0

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

In millions	Foreign currency adjustments	Derivative Instruments	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2018	$(16.4)	$0.4	$(1.7)	$(17.7)
2019 Activity
Other comprehensive income (loss) before reclassifications	9.4	0.1	—	9.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	—	(0.4)
Accumulated other comprehensive income (loss), net of tax at March 31, 2019	$(7.0)	$0.1	$(1.7)	$(8.6)

	Foreign currency adjustments	Derivative Instruments	Pension and other postretirement benefits	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2017	$(10.1)	$—	$(1.6)	$(11.7)
2018 Activity
Other comprehensive income (loss) before reclassifications	3.9	0.1	—	4.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Accumulated other comprehensive income (loss), net of tax at March 31, 2018	$(6.2)	$0.1	$(1.6)	$(7.7)

Reclassifications of accumulated other comprehensive income (loss)
Reclassifications, net of tax, for the three months ended March 31, 2019 and 2018 of $0.4 million and zero, respectively, relate to commodity derivative instruments and were recorded to "Cost of sales" in the condensed consolidated statement of operations.

Noncontrolling interest acquisition
On August 1, 2018, we completed the acquisition of the remaining 30 percent noncontrolling interest in Purification Cellutions LLC, which was treated as a partnership for tax purposes, for a purchase price of $80.0 million. The acquisition resulted in the elimination of Noncontrolling interest ($11.4 million) and the recognition of a Deferred tax asset ($14.3 million), with the remainder being recorded against Additional paid in capital ($54.3 million) in our Condensed Consolidated Financial Statements.

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
During the three months ended March 31, 2019, we repurchased 40,000 shares of our common stock at a weighted average cost per share of $82.76. At March 31, 2019, $392.7 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Note 12: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended March 31,
	Pensions		Other Benefits
In millions	2019	2018	2019	2018
Components of net periodic benefit cost (income):
Service cost (1)	$0.3	$0.4	$—	$—
Interest cost (2)	0.3	0.2	—	—
Expected return on plan assets (2)	(0.3)	(0.2)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.3	$0.4	$—	$—

(1)	Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.

(2)	Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.
Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2019. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2019, and we currently have no plans to make any voluntary cash contributions in 2019.
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
Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended March 31,
In millions	2019	2018
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$(0.6)
Total restructuring and other (income) charges, net	$—	$(0.6)
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 14: Income Taxes
For the three months ended March 31, 2019 and 2018, the effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2019	2018
Effective tax rate	—%	21.3%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2019			2018
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$22.7	$—	—%	$45.5	$9.7	21.3%
Discrete items:
Restructuring and other (income) charges, net	—	—		(0.6)	—
Acquisition and other-related costs (1)	31.2	5.3		4.6	1.1
Other tax only discrete items	—	6.7		—	(0.2)
Total discrete items	31.2	12.0		4.0	0.9
Consolidated operations, before discrete items	$53.9	$12.0		$49.5	$10.6
Quarterly effect of changes in the EAETR (2)			22.3%			21.4%
_______________

(1)	See Note 4 for more information on our acquisition and other-related costs.

(2)
Increase in EAETR for the three months ended March 31, 2019, as compared to March 31, 2018, is driven primarily by the 30 percent acquisition of our noncontrolling interest in Purifications Cellutions, LLC. ("PurCell") on August 1, 2018. PurCell, prior to the acquisition, was a limited liability company and was treated as a "pass-through" entity for tax purposes. Although we consolidated 100 percent of PurCell, only 70 percent of PurCell's earnings were included in the calculation of Ingevity's provision for income taxes as presented on the Condensed Consolidated Statement of Operations. Post-acquisition, 100 percent of the earnings of the entity are now included in the tax calculation which when combined with other factors including the impact of U.S. Tax Reform resulted in a slight increase to our effective tax rate.

Note 15: Commitments and Contingencies

Legal Proceedings
We are from time to time, involved in routine litigation and other legal matters incidental to our operations. None of the litigation or other legal matters in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity, or results of operations nor are we aware of any material pending or contemplated proceedings.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 16: Leases
Operating Leases
We lease a variety of assets for use in our operations that are classified as operating leases. At contract inception, we determine that a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as the right to direct the use of that asset. If a contract is considered to be a lease, we recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use asset. As a majority of our leases do not provide an implicit rate within the lease, an incremental borrowing rate is used which is based on information available at the commencement date. Upon adoption of ASC 842, we used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date. The determination of the incremental borrowing rate for each individual lease was impacted by the following assumptions: lease term, currency, and the economic environment for the physical location of the leased asset.
Our operating leases principally relate to the following leased asset classes:

Leased Asset Class	Expected Lease Term
Administrative offices	1 to 10 years
Manufacturing buildings	10 years
Manufacturing and office equipment	3 to 6 years
Warehousing and storage facilities	1 to 10 years
Vehicles	3 to 5 years
Rail cars	2 to 8 years
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term. Some of our leases include options to extend the lease term at our sole discretion. We account for lease and non-lease components together as a single component for all lease asset classes. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases provide for escalation of the lease payments, as well as maintenance costs and taxes increase.
Finance leases
Our finance lease obligations consist of $80.0 million at March 31, 2019 and 2018, respectively, owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, which is due at maturity in 2027. The interest rate on the $80.0 million finance lease obligation is 7.67%. Interest payments are payable semi-annually.
We have a finance lease obligation due in 2031 for certain assets located at our Performance Materials' Waynesboro, Georgia manufacturing facility. The lease is with the Development Authority of Burke County (“Authority”). The Authority established the sale-leaseback of these assets by issuing an industrial development revenue bond. The bond was purchased by Ingevity and the obligations under the finance lease remain with Ingevity. Accordingly, we offset the finance lease obligation and bond on our condensed consolidated balance sheets.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

In millions	Financial Statement Caption	March 31, 2019
Assets
Operating lease assets, net(1)	Operating lease assets, net	$59.7
Finance lease assets, net(2)	Property, plant, and equipment, net	29.3
Finance lease assets, net(2)	Other assets, net	1.2
Total lease assets		$90.2
Liabilities
Current
Operating lease liabilities(3)	Current operating lease liabilities	$17.9
Finance lease liabilities	Notes payable and current maturities of long-term debt	—
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	42.0
Finance lease liabilities	Long-term debt including finance lease obligations	80.0
Total lease liabilities		$139.9
_______________
(1)    Operating lease assets, net are recorded net of accumulated amortization of $5.1 million as of March 31, 2019.

(2)	Finance lease assets are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $63.4 million and $0.2 million, as of March 31, 2019, respectively.
(3)    Operating lease liabilities includes $0.3 million of accrued interest.

Lease cost

In millions	Financial Statement Caption	Three Months Ended March 31, 2019
Operating lease cost(1)	Cost of sales	$5.5
	Selling, general, and administrative expenses	0.6
Finance lease cost
Amortization of leased assets	Cost of sales	$0.4
Interest on lease liabilities	Interest expense, net	1.5
Net lease cost(2)		$8.0
_______________
(1)    Includes short-term leases and variable lease costs, which are immaterial.
(2)    Only on the rare occasion do we sublease our leased assets, as a result this amount excludes sublease income which is immaterial.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Maturity of Lease Liabilities

	March 31, 2019
In millions	Operating leases	Finance leases	Total
2019	$15.8	$3.1	$18.9
2020	17.0	6.1	23.1
2021	13.2	6.1	19.3
2022	9.8	6.1	15.9
2023	6.0	6.1	12.1
2024 and thereafter	6.0	101.6	107.6
Total lease payments	$67.8	$129.1	$196.9
Less: interest	7.9	49.1	57.0
Present value of lease liabilities(1)	$59.9	$80.0	$139.9
_______________

(1)
As of March 31, 2019, we have additional operating lease commitments that have not yet commenced of approximately $33.9 million for the relocation of our corporate headquarters. The lease is expected to commence in the first half of 2020 and the lease term is for 15 years with two 5 year extensions.

Minimum lease payments pursuant to agreements as of December 31, 2018, under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases presented in accordance with ASC 840 are as follows:

In millions	Operating leases	Finance leases
2019	$21.9	$6.1
2020	17.2	6.1
2021	13.3	6.1
2022	9.7	6.1
2023	6.0	6.1
2024 and thereafter	5.9	101.5
Minimum lease payments	$74.0	$132.0
Less: interest		52.0
Capital lease obligations		$80.0
Lease Term and Discount Rate

As of March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.3
Finance leases	8.9
Weighted-average discount rate
Operating leases	5.66%
Finance leases	7.67%

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

Other Information

In millions	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(6.1)
Operating cash flows from finance leases	(3.1)
Financing cash flows from finance leases	$—
Note 17: Segment Information

	Three Months Ended March 31,
In millions	2019	2018
Net sales
Performance Materials	$109.1	$95.5
Performance Chemicals	167.7	139.7
Total net sales (1)	$276.8	$235.2

Segment EBITDA (2)
Performance Materials	$51.2	$42.2
Performance Chemicals	32.3	24.9
Total segment EBITDA (2)	$83.5	$67.1

Interest expense, net	(11.1)	(6.1)
(Provision) benefit for income taxes	—	(9.7)
Depreciation and amortization - Performance Materials	(5.8)	(5.3)
Depreciation and amortization - Performance Chemicals	(12.7)	(6.2)
Restructuring and other income (charges), net(3)	—	0.6
Acquisition and other related costs(4)	(31.2)	(4.6)
Net (income) loss attributable to noncontrolling interests	—	(5.0)
Net income (loss) attributable to Ingevity stockholders	$22.7	$30.8
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

(2)
Segment EBITDA is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, acquisition and other related costs, pension and postretirement settlement and curtailment (income) charge.

(3)	Income (charges) for all periods presented related to our Performance Chemicals segment.

(4)
Charges associated with the acquisition and integration of the Caprolactone Business and Pine Chemical Business. See below for more detail on the charges incurred and Note 4 within these Condensed Consolidated Financial Statements for more information.

Note 18: Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

common shares and potentially dilutive common shares outstanding for the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

	Three Months Ended March 31,
In millions, except share and per share data	2019	2018
Net income (loss) attributable to Ingevity stockholders	$22.7	$30.8

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share attributable to Ingevity stockholders	$0.54	$0.73
Diluted earnings (loss) per share attributable to Ingevity stockholders	0.54	0.72

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	41,695	42,091
Weighted average additional shares assuming conversion of potential common shares	542	510
Shares - diluted basis	42,237	42,601

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2019	2018
Average number of potential common shares - antidilutive	52	40

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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report") as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:

•
we are exposed to risks that the expected benefits from the acquisitions of Georgia Pacific's pine chemicals business ("Pine Chemical Acquisition") and of Perstorp Holding AB's caprolactone business ("Caprolactone Acquisition") may not be realized or will not be realized within the expected time period, the risk that the acquired businesses will not be integrated successfully, the risk of significant transaction costs and unknown or understated liabilities;

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

•	from time to time we are called upon to protect our intellectual property rights and proprietary information though litigation and other means;

•	if we are unable to protect our intellectual property and other proprietary information we may lose significant competitive advantage;

•	information technology security breaches and other disruptions;

•	government policies and regulations, including, but not limited to, those affecting the environment, climate change, tariffs, tax policies and the chemicals industry; and

•	losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

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

Recent Developments
Perstorp Holding AB's Caprolactone Business
On December 10, 2018, we entered into an agreement for the sale and purchase of Perstorp UK Ltd. (the “Caprolactone Agreement”) with Perstorp Holding AB, a company registered in Sweden that develops, manufactures, and sells specialty chemicals (the “Seller”). Pursuant to the Caprolactone Agreement, we agreed to purchase the shares held by the Seller in Perstorp UK Ltd., including the Seller’s entire caprolactone business (the "Caprolactone Business"), in exchange for €570.9 million, less assumed debt and other miscellaneous transaction costs, as further defined in the Caprolactone Agreement (the “Purchase Price”), plus interest accrued on the Purchase Price (herein referred to as the “Caprolactone Acquisition”).
On February 13, 2019, pursuant to the terms and conditions set forth in the Caprolactone Agreement, we completed the Caprolactone Acquisition for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition will be integrated into our Performance Chemicals segment and included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.

Results of Operations

	Three Months Ended March 31,
In millions	2019	2018
Net sales	$276.8	$235.2
Cost of sales	179.7	150.1
Gross profit	97.1	85.1
Selling, general and administrative expenses	39.1	26.5
Research and technical expenses	5.1	5.0
Restructuring and other (income) charges, net	—	(0.6)
Acquisition-related costs	22.8	3.8
Other (income) expense, net	(3.7)	(1.2)
Interest expense, net	11.1	6.1
Income (loss) before income taxes	22.7	45.5
Provision (benefit) for income taxes	—	9.7
Net income (loss)	22.7	35.8
Less: Net income (loss) attributable to noncontrolling interest	—	5.0
Net income (loss) attributable to Ingevity stockholders	$22.7	$30.8
Net sales and Gross profit
The table below shows the 2019 Net sales and percentage variances from 2018:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2019	$276.8	18%	(1)%	5%	14%

Three Months Ended March 31, 2019 vs. 2018
Net sales increase of $41.6 million in 2019 was primarily driven by favorable volume gains of $32.2 million (14 percent of sales) and favorable pricing and product mix of $11.7 million (five percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. The Caprolactone Acquisition completed during the quarter contributed $24.2 million to the favorable volume growth during the period. Additionally, unfavorable foreign currency exchange impacted Net sales by $2.3 million (one percent of sales), primarily related to euro and Chinese renminbi sales. For additional information regarding the impact of the Caprolactone Acquisition during the quarter see the Performance Chemicals Segment Operating Results included within this MD&A.
Gross profit improvement of $12.0 million was driven by favorable sales volume contributing $15.1 million of additional gross profit and pricing and product mix improvement of $15.3 million, partially offset by increased manufacturing costs of $10.0 million and inventory step-up amortization related to the Pine Chemical Acquisition and Caprolactone Acquisition of $7.6 million (see Note 4 within the Condensed Consolidated Financial Statements for more information). Unfavorable foreign currency exchange negatively impacted gross profit by $0.8 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.
Selling, general and administrative expenses
Three Months Ended March 31, 2019 vs. 2018
Selling, general and administrative ("SG&A") increased $12.6 million in 2019 compared to 2018. SG&A expenses as a percentage of Net sales increased to 14.1 percent for the three months ended March 31, 2019 from 11.3 percent in 2018.  The increase in SG&A is primarily due to $4.4 million of amortization associated with intangible assets acquired as a result of the Pine Chemical Acquisition and Caprolactone Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information). The remaining increase is related to increased spending associated with company-wide growth and increased legal costs in our Performance Materials segment.
Research and technical expenses
Three Months Ended March 31, 2019 vs. 2018
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.8 percent from 2.1 percent for the three months ended March 31, 2019 and 2018, respectively
Restructuring and other (income) charges, net
Three Months Ended March 31, 2019 vs. 2018
Restructuring and other (income) charges, net was zero and ($0.6) million for the three months ended March 31, 2019 and 2018, respectively. In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.6 million as a gain on sale of assets in the three months ended March 31, 2018.
Acquisition-related costs
Three Months Ended March 31, 2019 vs. 2018
Acquisition-related costs of $22.8 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, were incurred in connection with the Pine Chemical Acquisition and the Caprolactone Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.

Other (income) expense, net
Three Months Ended March 31, 2019 vs. 2018

	Three Months Ended March 31,
In millions	2019	2018
Foreign currency exchange (income) loss	$(2.3)	$(0.8)
Royalty and sundry (income) loss	(0.1)	(0.2)
Other (income) expense, net	(1.3)	(0.2)
Total Other (income) expense, net	$(3.7)	$(1.2)
Interest expense, net
Three Months Ended March 31, 2019 vs. 2018

	Three Months Ended March 31,
In millions	2019	2018
Interest expense on finance lease obligations	$1.5	$1.5
Interest expense on revolving credit and term loan facilities (1)	7.2	3.1
Interest expense on senior notes (1)	3.5	2.6
Interest income associated with our Restricted investment	(0.7)	(0.5)
Capitalized interest	(0.4)	(0.2)
Other interest expense, net	—	(0.4)
Total Interest expense, net	$11.1	$6.1
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended March 31, 2019 vs. 2018
Our effective tax rate was zero and 21.3 percent for the three months ended March 31, 2019 and 2018, respectively. Excluding discrete items, the effective rate was 22.3 percent compared to 21.4 percent for the three months ended March 31, 2019 and 2018, respectively. The change year over year is primarily due to the costs associated with the Caprolactone Acquisition and excess tax benefit associated with the payout of stock compensation, each of which are treated as discrete tax items during the three months ended March 31, 2019. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.

Net income (loss) attributable to noncontrolling interest
Three Months Ended March 31, 2019 vs. 2018
Net income (loss) attributable to noncontrolling interest was zero and $5.0 million for the three months ended March 31, 2019 and 2018, respectively. Prior to August 1, 2018, our noncontrolling interest represents the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance. On August 1, 2018 we purchased the remaining 30 percent interest in Purification Cellutions LLC, see Note 11 to the Condensed Consolidated Financial Statements for more information.

Net income (loss) attributable to Ingevity stockholders
Three Months Ended March 31, 2019 vs. 2018
Net income (loss) attributable to Ingevity stockholders decreased $8.1 million in the three months ended March 31, 2019 versus 2018, primarily driven by higher acquisition-related costs of $19.0 million, inventory step-up amortization of $7.6 million related to the Caprolactone Acquisition, and higher interest expense of $5.0 million primarily related to the additional debt we assumed related to the Caprolactone Acquisition. These were partially offset by increased profit recognized in both of our segments. Refer to the Segment Operating Results section included within this MD&A for a discussion of changes in segment performance.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, acquisition and other related costs, pension and postretirement settlement and curtailment (income) charge.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2018 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2019	2018
Automotive Technologies product line	$99.7	$85.9
Process Purifications product line	9.4	9.6
Total Performance Materials - Net sales	$109.1	$95.5
Segment EBITDA	$51.2	$42.2

Comparison of Three Months Ended March 31, 2019 vs. 2018

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2019	$109.1	14%	(1)%	4%	11%
Three Months Ended March 31, 2019 vs. 2018
Segment net sales for the Performance Materials segment were $109.1 million and $95.5 million for the three months ended March 31, 2019 and 2018, respectively. The sales increase in 2019 was primarily driven by $10.1 million (eleven percent of sales) in volume improvements in automotive evaporative emission canister products related to stricter environmental regulation in the North American automotive market. These gains were further bolstered by favorable product mix of $4.2 million (four percent of sales), partially offset by unfavorable foreign currency exchange $0.7 million (one percent of sales).
Segment EBITDA for the Performance Materials segment was $51.2 million and $42.2 million for the three months ended March 31, 2019 and 2018, respectively. Segment EBITDA increased $9.0 million primarily due to favorable volume in the automotive carbon application, which contributed $6.0 million and favorable product mix, which contributed $7.3 million. These gains were partially offset by increased manufacturing costs of $0.2 million and SG&A and research and technical costs increased by $4.2 million, primarily due to legal and increased spending associated with growth. Favorable foreign currency exchange impacts also impacted EBITDA by $0.1 million.
Performance Chemicals

	Three Months Ended March 31,
In millions	2019	2018
Oilfield Technologies product line	$29.2	$22.4
Pavement Technologies product line	18.5	18.5
Industrial Specialties product line	95.8	98.8
Engineered Polymers product line	$24.2	$—
Total Performance Chemicals - Net sales	$167.7	$139.7
Segment EBITDA	$32.3	$24.9
Comparison of Three Months Ended March 31, 2019 vs. 2018

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2019	$167.7	20%	(1)%	5%	16%
Pine Chemical Business and Caprolactone Business
The Pine Chemical Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since March 8, 2018. The Caprolactone Business is being integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the three months ended March 31, 2019 includes the results of these acquisitions as compared to the historical results of the three months ended March 31, 2018. For a pro forma comparative analysis of 2019 versus 2018 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business."

Three Months Ended March 31, 2019 vs. 2018
Segment net sales for the Performance Chemicals segment were $167.7 million and $139.7 million for the three months ended March 31, 2019 and 2018, respectively. The sales increase was driven by favorable volume of $22.1 million (sixteen percent of sales), which consisted of favorable engineered polymers ($24.2 million), pavement technologies products ($0.6 million), and oilfield technologies ($6.5 million); these increases were partially offset by volume declines in industrial specialties ($9.2 million). Also driving the net sales increase was pricing and product mix of $7.5 million (five percent of sales) driven by industrial specialties ($7.3 million) and oilfield technologies ($0.5 million), partially offset by a decline in pavement technologies ($0.3 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $1.6 million (one percent of sales).
Segment EBITDA for the Performance Chemicals segment was $32.3 million and $24.9 million for the three months ended March 31, 2019 and 2018, respectively. Segment EBITDA increased by $7.4 million primarily due to increased volumes of $9.1 million and $8.0 million of favorable pricing and product mix. These favorable operating results were partially offset by $7.5 million of unfavorable manufacturing productivity, primarily driven by higher freight costs and $4.4 million of unfavorable SG&A costs, driven by increased spending associated with growth. Additionally, favorable unrealized foreign currency exchange gains and other miscellaneous income impacted Segment EBITDA by $2.2 million.

Performance Chemicals Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business
We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance. Our pro forma segment information includes adjustments as if the acquisitions had occurred on January 1, 2018. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts to be presented are not necessarily indicative of what our results would have been had we operated the Pine Chemical Business and Caprolactone Business since January 1, 2018, nor will the pro forma amounts necessarily be indicative of our future results.

Performance Chemicals Pro Forma Financial Results
	Three Months Ended March 31,
In millions	2019	2018
Net sales
Performance Chemicals, as reported (1)	$167.7	$139.7
Pine Chemical Business and Caprolactone Business, pro forma (2)	17.7	66.7
Pro Forma Combined Net Sales (3)	$185.4	$206.4

Segment EBITDA
Performance Chemicals, as reported (1)	$32.3	$24.9
Pine Chemical Business and Caprolactone Business, pro forma (2)	5.5	19.9
Pro Forma Combined Segment EBITDA(3)	$37.8	$44.8
_______________
(1) As reported amounts are the results of operations of Performance Chemicals, including the results of the Pine Chemical Business and Caprolactone Business, post acquisition dates of March 8, 2018 and February 13, 2019, respectively.

(2) Pro forma amounts include historical results of the Pine Chemical Business and Caprolactone Business, prior to the acquisition dates of March 8, 2018 and February 13, 2019, respectively. These amounts also include adjustments as if the acquisitions had occurred on January 1, 2018, including the effects of purchase accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings, or synergies that have been or may have been realized had we acquired the businesses on January 1, 2018.

(3) The pro forma combined results are not necessarily indicative of what the results would have been had we acquired the Pine Chemical Business and Caprolactone Business on January 1, 2018, nor are they indicative of future results.

Performance Chemicals Pro Forma Combined Net Sales

	Three Months Ended March 31,
In millions	2019	2018
Oilfield Technologies product line	$29.2	$27.0
Pavement Technologies product line	18.5	18.7
Industrial Specialties product line	95.8	114.2
Engineered Polymers product line	$41.9	$46.5
Pro Forma Combined Net Sales - Performance Chemicals	$185.4	$206.4

Comparison of Three Months Ended March 31, 2019 vs. 2018

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Pro Forma Combined Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2019	$185.4	(10)%	(1)%	4%	(13)%
Pro Forma Combined Results - Three Months Ended March 31, 2019 vs. 2018
Pro Forma Combined Net Sales for the Performance Chemicals segment were $185.4 million and $206.4 million for the three months ended March 31, 2019 and 2018, respectively. The Pro Forma Combined Net Sales decrease was driven by unfavorable volume of $26.9 million (13 percent of sales), which consisted of unfavorable volumes in industrial specialties ($24.6 million) and engineered polymers ($4.6 million) and favorable volumes in oilfield technologies ($1.9 million) and pavement technologies ($0.4 million). The decrease in volume was partially offset by improved pricing and product mix of $7.6 million (four percent of sales), driven by favorable price and product mix in industrial specialties ($7.3 million) and oilfield technologies ($0.5 million), with a slight decrease in pavement technologies ($0.2 million). Additionally, unfavorable foreign currency exchange of $1.7 million (one percent of sales).
Pro Forma Combined Segment EBITDA for the Performance Chemicals segment was $37.8 million and $44.8 million for the three months ended March 31, 2019 and 2018, respectively. Pro Forma Combined Segment EBITDA decreased by $7.0 million primarily due to decreased volumes of $10.2 million, $5.2 million of increased manufacturing, freight and warehousing costs, and $1.9 million of unfavorable SG&A costs. These declines were partially offset by favorable pricing and product mix of $8.0 million and $2.3 million due to favorable unrealized foreign currency exchange gains and other miscellaneous income.
Use of Non-GAAP Financial Measure - Adjusted EBITDA
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
We believe this non-GAAP financial measure provides management as well as investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measure, when viewed together with our financial results computed in accordance with GAAP, provides a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe Adjusted EBITDA is a useful measure because it excludes the effects of investment activities as well as non-operating activities.
Adjusted EBITDA is defined as net income (loss) plus provision (benefit) for income taxes, interest expense, net, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other related costs, and pension and postretirement settlement and curtailment (income) charges.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2019	2018
Net income (loss) (GAAP)	$22.7	$35.8
Provision (benefit) for income taxes	—	9.7
Interest expense, net	11.1	6.1
Depreciation and amortization	18.5	11.5
Separation costs	—	—
Restructuring and other (income) charges, net	—	(0.6)
Acquisition and other related costs (1)	31.2	4.6
Adjusted EBITDA (Non-GAAP)	$83.5	$67.1
_______________

(1)
For the three months ended March 31, 2019, charges relate to the Caprolactone Acquisition and include legal and professional fees of $10.1 million and purchase price hedge adjustment of $12.7 million, both included in "Acquisition-related costs" on the condensed statement of operations, and inventory step-up amortization of $8.4 million, which is included in "Cost of sales" on the condensed consolidated statement of operations. For the three months ended March 31, 2018, charges relate to the Pine Chemical Acquisition and include legal and professional fees of $3.8 million and inventory step-up amortization of $0.8 million, which are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

Adjusted EBITDA
Three Months Ended March 31, 2019 vs. 2018
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Total Company Outlook and Fiscal Year 2019 Guidance
For revenue, favorable volume in Performance Materials driven by continued regulatory changes and favorable volume in Performance Chemicals pavement technologies driven by continued chemistry adoption and global growth are expected to be partially offset by lower volume in Performance Chemicals industrial specialties applications as we continue to focus on improving price and mix in those product lines. We expect flat volumes in Performance Chemicals oilfield technologies and are assuming that the price of oil remains stable for West Texas Intermediate during 2019.  Adding in the Caprolactone Acquisition as of February 13, 2019, we expect to deliver fiscal year 2019 Net Sales of $1.30 billion to $1.36 billion, up 17 percent at the midpoint versus 2018.
Adjusted EBITDA is expected to grow by 22 percent to 28 percent versus 2018. In the Performance Materials segment, growth will be driven by continued volume, price and mix improvements as the U.S. and Canada continue adoption of the Tier 3/LEV III standard, China demand increases with early adoption of China 6 and European demand increases as they implement Euro 6d. This growth will be partially offset by marginally lower vehicle demand in the U.S., China, and Europe, higher costs as we cycle through the higher cost inventory produced during the Zhuhai, China, facility ramp-up and increased legal costs to defend the Company’s intellectual property. In the Performance Chemicals segment, the addition of the Caprolactone Acquisition will be complemented by continued profitable growth in pavement technologies and mix improvements in industrial specialties. We expect these benefits to be partially offset by somewhat lower volumes in industrial specialties, modest inflationary costs in freight, raw materials, and CTO, as well as higher outage costs at the Warrington facility due to planned outages and higher transition service agreement costs as we separate Warrington from Perstorp. Some risks to the 2019 outlook include lower than anticipated U.S., China, Canadian and European vehicle sales and production, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 to 2018 shift towards light-trucks), lower oil prices and a reduction in oil drilling and production in oilfield technologies, Brexit and ongoing trade and tariff discussions between the U.S. and other countries. We expect to deliver fiscal year 2019 Adjusted EBITDA of $390 million to $410 million.
A reconciliation of net income to adjusted EBITDA as projected for 2019 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other related costs in connection with the acquisition of Georgia-Pacific’s pine chemical business and Perstorp Holding AB’s Capa caprolactone business; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to future guidance and assessment of U.S. tax reform. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. Projected 2019 cash flow provided by operations is expected to be $290 million to $310 million. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments and additional acquisition-related costs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2019, our available capacity under our revolving credit facility was $455.0 million. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing Revolving Credit and Term Loan Facilities, seek additional debt financing or issue equity securities.
Cash and cash equivalents totaled $38.4 million at March 31, 2019. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2019 included $35.7 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.
Other Potential Liquidity Needs
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. In addition, on November 1, 2018, the Board of Directors approved the authorization for the repurchase of up to an additional $350.0 million of Ingevity’s outstanding common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. At March 31, 2019, $392.7 million remained unused under our Board-authorized repurchase program.

Capital Expenditures
Projected 2019 capital expenditures are expected to be $110 million to $120 million.
Cash flow comparison of three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
In millions	2019	2018
Net cash provided (used) by operating activities	$(8.0)	$9.7
Net cash provided (used) by investing activities	(569.3)	(327.4)
Net cash provided (used) by financing activities	539.4	284.9
Cash flows provided (used) by operating activities
During the first three months of 2019, cash flow provided by operations decreased primarily due to lower net income and an increase in the change in accrued expenses. Below provides a description of the changes to working capital during the first three months of 2019 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$38.4	$77.5
Accounts receivable, net	151.0	118.9
Inventories, net	229.3	191.4
Prepaid and other current assets	36.3	34.9
Total current assets	$455.0	$422.7
Current assets as of March 31, 2019 increased $32.3 million compared to December 31, 2018 primarily due to increases in accounts receivable and inventories. Accounts receivable, net as of March 31, 2019 increased $32.1 million, primarily due to our recent Caprolactone Acquisition. The build in inventories is due to two items: first, the inclusion of the Caprolactone Business' product inventory of $13.0 million; and secondly, the intentional build of inventory in both of our operating segments in preparation for forecasted demand. See Note 4 in the Condensed Consolidated Financial Statements for more information on the Caprolactone Acquisition and the preliminary purchase price allocation. Cash and cash equivalents decreased $39.1 million as available cash on hand was utilized to purchase the Caprolactone Business during the quarter in addition to borrowings under our revolving credit facility.

In millions	March 31, 2019	December 31, 2018
Accounts payable	$119.8	$92.9
Accrued expenses	26.1	36.7
Accrued payroll and employee benefits	16.0	42.0
Current operating lease liabilities	17.9	—
Current maturities of long-term debt	18.0	11.2
Income taxes payable	0.5	0.5
Total current liabilities	$198.3	$183.3

Current liabilities as of March 31, 2019 increased by $15.0 million compared to December 31, 2018 primarily driven by an increase in Accounts payable, Accrued expenses, and Current maturities of long-term debt, offset by decreases in Accrued payroll and employee benefits.
Cash flows provided (used) by investing activities
Cash used by investing activities in the three months ended March 31, 2019 was $569.3 million and was primarily driven by the $537.9 million purchase of the Caprolactone business (see Note 4 in the Condensed Consolidated Financial Statements for more information). The remaining cash used by investing activities was primarily driven by capital expenditures. In the three months ended March 31, 2019 and 2018, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of a Performance Materials activated carbon manufacturing facility in China, Waynesboro, Georgia and Covington, Virginia facilities as well as expansion at our Performance Chemicals Deridder, Louisiana facility.

Capital expenditure categories	Three Months Ended March 31,
In millions	2019	2018
Maintenance	$7.4	$5.5
Safety, health and environment	2.1	0.8
Growth and cost improvement	18.6	7.0
Total capital expenditures	$28.1	$13.3
Cash flows provided (used) by financing activities
Cash provided by financing activities in the three months ended March 31, 2019 was $539.4 million and was driven by net proceeds of $293.1 million from our revolver and $375.0 million from the amendment to our Term Loan Facility (refer to Note 10 in the Condensed Consolidated Financial Statements for more information), offset by payments on long-term borrowings of $113.1 million, tax payments related to withholdings on restricted stock unit vestings of $14.3 million, and the repurchase of common stock of $3.3 million. Cash provided by financing activities in the three months ended March 31, 2018 was $284.9 million and was primarily driven by the issuance of our 4.50% senior unsecured notes of $300.0 million, offset by debt issuance cost of $5.7 million, repurchases of common stock $3.1 million, tax payments related to withholdings on restricted stock unit vestings of $1.5 million and noncontrolling interest distributions of $5.3 million.

Contractual Obligations
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7 of our 2018 Annual Report. During the three months ended March 31, 2019, pursuant to the terms and conditions set forth in the Caprolactone Agreement, we completed the acquisition of the Caprolactone Business for an aggregate preliminary purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Business will be integrated into our Performance Chemicals segment and included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the acquisition (refer to Note 4 of the Condensed Consolidated Financial Statements for more information). Subsequent to the acquisition, on March 7, 2019, we borrowed $375.0 million in the form of a new term loan ("Incremental Term A-1 Loans") through an amendment to our Revolving Credit and Term Loan Facilities. The proceeds of the Incremental Term A-1 Loans were used to pay down our revolving credit facility borrowings utilized for the Caprolactone Acquisition (refer to Note 10 of the Condensed Financial Statements for more information). The Incremental Term A-1 Loans are not subject to amortization; the full principal balance is due and payable at maturity on August 7, 2022. As of March 31, 2019, the Incremental Term A-1 Loans bear interest at a rate of 3.24 percent. There have been no other material changes to our contractual commitments during the three months ended March 31, 2019.
New Accounting Guidance
Refer to the Note 3 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 3 to our Annual Consolidated Financial Statements included in our 2018 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Critical Accounting Policies” section included within the "Management's Discussion and Analysis of Financial Condition and Results of Operations of Ingevity" section in our 2018 Annual Report for a detailed description of these policies and their potential effects on our results of operations and financial condition:
•Revenue recognition
•Accounts receivable and allowance for doubtful accounts
•Concentration of credit risk
•Impairment of long-lived assets
•Income taxes

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 18.2 percent of our net sales in the first three months of 2019. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the three months ended March 31, 2019, would have changed our net sales and income before income taxes by approximately $1.4 million or 0.5 percent and $0.8 million or 3.4 percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject us to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable relating to our largest customer of $13 million and $12 million as of March 31, 2019 and December 31, 2018, respectively.
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
Crude tall oil price risk
Our results of operations are directly affected by the costs of our raw materials, particularly CTO. CTO purchases were approximately 11.8 percent of our cost of sales and 37.4 percent of our raw materials purchases for the first three months of 2019. Pricing for CTO is subject to particular pressures due to the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the three months ended March 31, 2019, a hypothetical unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $2.1 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases, constituting approximately three percent of our cost of goods sold for the three months ended March 31, 2019. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. For the three months ended March 31, 2019, a hypothetical unfavorable 10 percent change in natural gas pricing would have resulted in an additional cost of sales of approximately $0.5 million. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of March 31, 2019, we had 1.6 million and 1.2 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2019, open commodity contracts hedge forecasted transactions until December 31, 2019. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2019 was $0.1 million.

Interest rate risk
Our Revolving Credit Facility and Term Loan Facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of March 31, 2019 would increase our annual interest expense by approximately $10.4 million or 18 percent.
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

As of March 31, 2019, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. As further discussed in Note 4 to the Condensed Consolidated Financial Statements included within this Form 10-Q, we completed the acquisition of the Caprolactone Business on February 13, 2019. We have begun the process of analyzing the related systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of the Caprolactone Business.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. The Company is currently evaluating the Caprolactone Business' processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are from time to time, involved in routine litigation and other legal matters incidental to our operations. None of the litigation or other legal matters in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity, or results of operations nor are we aware of any material pending or contemplated proceedings.

ITEM 1A.    RISK FACTORS
There have been no material changes in Ingevity's risk factors discussed in Item 1A of the 2018 Annual Report.

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

Below is a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASES OF SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2019	40,000	$82.76	40,000	$3,310,292	$392,670,401
February 1-28, 2019	—	N/A	—	—	392,670,401
March 1-31, 2019	—	N/A	—	—	392,670,401
Total	40,000	$82.76	40,000	$3,310,292	$392,670,401
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Second Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed April 25, 2019).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed April 25, 2019).

10.1*
Amendment No. 3, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.2*
Incremental Facility Agreement and Amendment No. 4, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.3+	Ingevity Corporation Non-Employee Director Compensation Policy.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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
Date: May 2, 2019