Form 10-Q
period 2019-09-30
Ingevity Corp
filed 2019-10-30
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The registrant had 41,824,307 shares of common stock, $0.01 par value, outstanding at October 28, 2019.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2019	2018	2019	2018
Net sales	$359.9	$311.2	$989.5	$855.0
Cost of sales	220.4	192.6	618.5	535.8
Gross profit	139.5	118.6	371.0	319.2
Selling, general and administrative expenses	40.7	34.5	122.3	96.5
Research and technical expenses	4.9	5.6	15.0	16.3
Restructuring and other (income) charges, net	1.7	—	2.0	(0.6)
Acquisition-related costs	1.3	—	24.9	4.3
Other (income) expense, net	1.4	2.5	(2.3)	2.7
Interest expense, net	12.1	7.9	36.3	21.8
Income (loss) before income taxes	77.4	68.1	172.8	178.2
Provision (benefit) for income taxes	17.5	16.4	33.4	38.5
Net income (loss)	59.9	51.7	139.4	139.7
Less: Net income (loss) attributable to noncontrolling interests	—	2.2	—	12.7
Net income (loss) attributable to Ingevity stockholders	$59.9	$49.5	$139.4	$127.0

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.42	$1.18	$3.33	$3.02
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.41	1.16	3.30	2.98

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net income (loss)	$59.9	$51.7	$139.4	$139.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(22.9)	(3.6)	(29.0)	(6.5)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $1.6, zero, $1.5, and zero	5.3	—	5.1	—
Total foreign currency adjustments, net of tax provision (benefit) of $1.6, zero, $1.5 and zero	(17.6)	(3.6)	(23.9)	(6.5)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of ($0.2), $0.1, ($1.3) and $0.3	(0.9)	0.1	(4.4)	0.8
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of zero, ($0.2), ($0.1) and ($0.2)	—	(0.3)	(0.5)	(0.5)
Total derivative instruments, net of tax provision (benefit) of ($0.2), ($0.1), ($1.4) and $0.1	(0.9)	(0.2)	(4.9)	0.3
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for all periods	—	—	—	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	—	—	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	—	—	—	0.1

Other comprehensive income (loss), net of tax provision (benefit) of $1.4, ($0.1), $0.1 and $0.1	(18.5)	(3.8)	(28.8)	(6.1)
Comprehensive income (loss)	41.4	47.9	110.6	133.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	2.2	—	12.7
Comprehensive income (loss) attributable to Ingevity stockholders	$41.4	$45.7	$110.6	$120.9

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$75.6	$77.5
Accounts receivable, net of allowance of $0.4 million and $0.4 million at September 30, 2019 and December 31, 2018, respectively	167.2	118.9
Inventories, net	210.2	191.4
Prepaid and other current assets	46.0	34.9
Current assets	499.0	422.7
Property, plant and equipment, net	641.9	523.8
Operating lease assets, net	55.8	—
Goodwill	416.1	130.7
Other intangibles, net	383.5	125.6
Deferred income taxes	2.4	2.9
Restricted investment	72.7	71.2
Other assets	47.4	38.3
Total Assets	$2,118.8	$1,315.2
Liabilities
Accounts payable	$107.5	$92.9
Accrued expenses	34.8	36.7
Accrued payroll and employee benefits	23.6	42.0
Current operating lease liabilities	17.6	—
Notes payable and current maturities of long-term debt	22.6	11.2
Income taxes payable	2.7	0.5
Current liabilities	208.8	183.3
Long-term debt including finance lease obligations	1,294.4	741.2
Noncurrent operating lease liabilities	38.6	—
Deferred income taxes	107.8	36.9
Other liabilities	25.9	15.1
Total Liabilities	1,675.5	976.5
Commitments and contingencies (Note 15)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at September 30, 2019 and December 31, 2018)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,672,491 and 42,331,913 issued; 41,817,412 and 41,693,261 outstanding at September 30, 2019 and December 31, 2018)	0.4	0.4
Additional paid-in capital	111.4	98.3
Retained earnings	452.9	313.5
Accumulated other comprehensive income (loss)	(46.5)	(17.7)
Treasury stock, common stock, at cost (855,079 shares at September 30, 2019; 638,652 shares at December 31, 2018)	(74.9)	(55.8)
Total Equity	443.3	338.7
Total Liabilities and Equity	$2,118.8	$1,315.2
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2019	2018
Cash provided by (used in) operating activities:
Net income (loss)	$139.4	$139.7
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	61.4	42.1
Deferred income taxes	26.7	3.2
Restructuring and other (income) charges, net	2.0	(0.6)
Share-based compensation	11.0	10.1
Pension and other postretirement (benefit) costs	1.0	1.4
Other non-cash items	8.7	8.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(34.5)	(24.6)
Inventories, net	0.4	(30.3)
Prepaid and other current assets	(2.8)	(4.7)
Planned major maintenance outage	(5.5)	(5.1)
Accounts payable	2.2	21.6
Accrued expenses	(5.8)	6.6
Accrued payroll and employee benefits	(18.8)	(6.5)
Income taxes payable	(5.1)	7.5
Changes in other operating assets and liabilities, net	9.9	(2.5)
Net cash provided by (used in) operating activities	$190.2	$166.4
Cash provided by (used in) investing activities:
Capital expenditures	$(79.8)	$(56.6)
Payments for acquired businesses, net of cash acquired	(537.9)	(315.5)
Other investing activities, net	(4.7)	(4.2)
Net cash provided by (used in) investing activities	$(622.4)	$(376.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$789.0	$—
Proceeds from long-term borrowings	375.0	300.0
Payments on revolving credit facility	(596.0)	—
Payments on long-term borrowings	(117.8)	—
Debt issuance costs	(1.8)	(7.1)
Borrowings (repayments) of notes payable and other short-term borrowings, net	2.2	0.7
Tax payments related to withholdings on vested equity awards	(14.3)	(2.1)
Proceeds and withholdings from share-based compensation plans, net	3.7	1.8
Repurchases of common stock under publicly announced plan	(6.4)	(18.1)
Acquisition of noncontrolling interest	—	(80.0)
Noncontrolling interest distributions	—	(15.3)
Net cash provided by (used in) financing activities	$433.6	$179.9
Increase (decrease) in cash, cash equivalents and restricted cash	1.4	(30.0)
Effect of exchange rate changes on cash	(2.3)	(0.1)
Change in cash, cash equivalents, and restricted cash(1)	(0.9)	(30.1)
Cash, cash equivalents, and restricted cash at beginning of period	77.5	87.9
Cash, cash equivalents, and restricted cash at end of period(1)	$76.6	$57.8

(1) Includes restricted cash of $1.0 million and $0.3 million and cash and cash equivalents of $75.6 million and $57.5 million as of September 30, 2019 and 2018, respectively. Restricted cash is included within "Prepaid and Other Current Assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$40.1	$22.6
Cash paid for income taxes, net of refunds	12.6	27.6
Purchases of property, plant and equipment in accounts payable	8.3	8.7
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	3.2	—
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 3: New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

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
We have elected the practical expedient package upon transition that does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct costs for any leases that existed at the period of adoption of ASC 842. We also adopted the practical expedient to apply hindsight in determining the lease term; we chose to account for lease and non-lease components together as a single component for all lease asset classes; and we elected the practical expedient related to land easements allowing us to carry-forward our current accounting treatment for land easements on existing agreements. We include the option to extend or terminate a lease when it is reasonably certain that we will exercise the option. In addition, we elected the accounting policy to not apply the balance sheet recognition criteria required in ASC 842 to leases with an initial lease term of twelve months or less by class of underlying asset for all lease asset classes. Payments for these leases are recognized on a straight-line basis over the lease term. As a lessee, most of our leases under prior guidance ASC 840 “Leases” were classified as operating leases, and therefore, were not recorded on the condensed consolidated balance sheet but were recorded as expense in the condensed consolidated statement of operations as incurred. We cataloged our existing lease contracts and implemented changes to our systems to perform the lease accounting and reporting under the new guidance going forward.
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
September 30, 2019
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
In August 2018, the FASB issued ASU 2018-14 "Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new standard is effective for fiscal years ending after December 15, 2020. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our Condensed Consolidated Financial Statements and related disclosures.
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
September 30, 2019
(Unaudited)

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
On February 13, 2019, pursuant to the terms and conditions set forth in the Caprolactone Agreement, we completed the Caprolactone Acquisition for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition is being integrated into our Performance Chemicals segment and included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition.
The Caprolactone Acquisition contributed Net sales of $32.4 million and $90.9 million and Income (loss) before income taxes of $5.8 million and $8.1 million, for the three and nine months ended September 30, 2019, respectively, to the consolidated operating results of Ingevity.
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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to uncertain tax positions taken by the entity prior to the acquisition, which are currently being evaluated. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Preliminary Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Cash and cash equivalents		$0.7
Accounts receivable		15.7
Inventories (1)		21.7
Prepaid and other current assets		1.3
Property, plant and equipment (5)		86.3
Operating lease assets, net (5)		1.8
Intangible assets (2)
Customer relationships	17 years	159.0
Developed technology	12 years	64.8
Brands	17 years	67.0
Non-compete agreement	3 years	0.5
Goodwill (3) (5)		297.5
Other assets		1.3
Total fair value of assets acquired		$717.6
Accounts payable		13.6
Accrued expenses (5)		2.3
Long-term debt		113.1
Operating lease liabilities (5)		1.7
Deferred income taxes (5)		47.5
Total fair value of liabilities assumed		$178.2
Cash and restricted cash acquired(4)		1.5
Total cash paid, less cash and restricted cash acquired		$537.9
_______________
(1)    Fair value of finished good inventories acquired included a step-up in the value of approximately $8.4 million, all of which was expensed in the three months ended March 31, 2019. The expense is included in "Cost of sales" on the condensed consolidated statement of operations. Inventories are accounted for on a first-in, first-out basis of accounting.

(2)    The aggregate amortization expense was $3.7 million and $9.5 million for the three and nine months ended September 30, 2019. Estimated amortization expense is as follows: 2019 - $14.1 million, 2020 - $18.5 million, 2021 - $18.5 million, 2022 - $18.4 million and 2023 - $18.4 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

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

(5)    Since the closing, we completed a full physical asset inspection and assessment of the property, plant and equipment acquired. We identified $2.5 million of assets, which were included in the original valuation that were no longer in use. Reducing the asset value also required a reduction of the previously established deferred tax liability by $0.4 million. The net adjustment resulted in an increase to Goodwill of $2.1 million. Since the acquisition, we obtained all outstanding lease contracts for the Caprolactone Business, and completed our assessment of the leases under ASC 842. The result was the identification of operating lease assets, current lease liabilities, and noncurrent lease liabilities at the date of acquisition in the amounts of $1.8 million, $0.1 million, and $1.7 million, respectively.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

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
The Pine Chemical Business was integrated into our Performance Chemicals segment and has been included within our results of operations since March 8, 2018. Although the integration was not complete, a substantial portion of the Pine Chemical Business was integrated into our existing Performance Chemicals operations as of September 30, 2018. As a result, we were no longer able to separate net sales and operating performance of the Pine Chemical Acquisition from our existing Performance Chemicals' operating results.
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
_______________
(1)    Fair value of finished goods inventories acquired included a step-up in the value of approximately $1.4 million, of which zero and $1.4 million was expensed in the three and nine months ended September 30, 2018, respectively. The expense was included in "Cost of sales" on the condensed consolidated statement of operations.

(2)    For the three months ended September 30, 2019 and 2018, the aggregate amortization expense was $3.2 million and $3.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, the aggregate amortization expense was approximately $9.5 million and $7.4 million, respectively. Estimated amortization expense is as follows: 2019 - $12.7 million, 2020 - $12.7 million, 2021 - $12.6 million, 2022 - $11.8 million and 2023 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations assume that the Caprolactone Acquisition as well as the acquisition of the Pine Chemical Business occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other related costs for the three and nine months ended September 30, 2019 of $1.3 million and $33.3 million, respectively, and for the three and nine months ended September 30, 2018 of zero and $5.7 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$359.9	$354.2	$1,007.2	$1,006.1
Income (loss) before income taxes	78.7	73.0	205.7	196.7
Diluted earnings (loss) per share attributable to Ingevity stockholders	$1.43	$1.26	$3.92	$3.35

Acquisition and other related costs
Costs incurred to complete and integrate the acquisitions noted above into our Performance Chemicals segment are expensed as incurred on our condensed consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Legal and professional service fees	$1.3	$—	$12.2	$4.3
Loss on hedging purchase price	—	—	12.7	—
Acquisition-related costs	$1.3	$—	24.9	4.3
Inventory fair value step-up amortization (1)	—	—	8.4	1.4
Acquisition and other-related costs	$1.3	$—	$33.3	$5.7
_______________
(1) Included within "Cost of sales" on the condensed consolidated statement of operations.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 5: Revenues
Ingevity's operating segments are (i) Performance Materials and (ii) Performance Chemicals. A description of both operating segments is included in Note 1.

Disaggregation of Revenue
The following table presents our Net sales disaggregated by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Automotive Technologies product line	$120.5	$86.6	$334.1	$258.6
Process Purification product line	9.7	9.7	28.3	29.3
Performance Materials segment	$130.2	$96.3	$362.4	$287.9
Oilfield Technologies product line	27.6	32.5	86.5	84.0
Pavement Technologies product line	69.8	68.1	152.9	152.2
Industrial Specialties product line	99.9	114.3	296.8	330.9
Engineered Polymers product line(1)	32.4	—	90.9	—
Performance Chemicals segment	$229.7	$214.9	$627.1	$567.1

Net sales	$359.9	$311.2	$989.5	$855.0
_______________
(1) Engineered Polymers product line was acquired on February 13, 2019; see Note 4 for more information.

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
North America	$224.9	$220.6	$623.8	$587.3
Asia Pacific	76.8	45.0	193.7	121.9
Europe, Middle East and Africa	51.6	40.5	155.4	128.8
South America	6.6	5.1	16.6	17.0
Net sales	$359.9	$311.2	$989.5	$855.0

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

	Contract Asset(1)
In millions	September 30, 2019	September 30, 2018
Beginning balance	$5.1	$4.4
Contract asset additions	11.8	12.3
Reclassification to accounts receivable, billed to customers	(10.0)	(11.9)
Ending balance	$6.9	$4.8
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

Note 6: Financial Instruments, Risk Management, and Fair Value Measurements
Net Investment Hedges
Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The net of the change in the hedge instrument and the item being hedged against for qualifying net investment hedges is reported as a component of the foreign currency adjustments ("CTA") within Accumulated other comprehensive income ("AOCI") on the condensed consolidated balance sheet. The gains (losses) on net investment hedges are reclassified to earnings only when the related CTA are required to be reclassified, usually upon sale or liquidation of the investment.
During the second quarter of 2019, we entered into a fixed-to-fixed cross-currency interest rate swap with a notional amount of $141.3 million and a maturity date of July 2023. We designated the swap to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. This contract involves the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a rate of 3.96 percent to euro denominated fixed-rate debt at a rate of 1.41 percent. Any difference between the fixed interest rate between the U.S. dollar denominated debt to euro denominated debt is recorded to as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was an asset (liability) of $6.6 million at September 30, 2019. During the three and nine months ending September 30, 2019 we recognized net interest income associated with this financial instrument of $0.9 million and $1.5 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to "Net sales" on the consolidated statement of operations when the forecasted transaction occurs. As of September 30, 2019, there were no open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of zero and $0.2 million at September 30, 2019 and December 31, 2018, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of September 30, 2019, we had 1.3 million and 0.3 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

option contracts, respectively. Designated commodity cash flow hedge gains or losses recorded in AOCI are recognized in "Cost of sales" on the condensed consolidated statements of operations when the inventory is sold. As of September 30, 2019, open commodity contracts hedge forecasted transactions until September 2020. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2019 and December 31, 2018 was an asset (liability) of $(0.4) million and zero, respectively.
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
During the second quarter of 2019, we entered into an interest rate swap with a notional amount of $141.3 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $141.3 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.96% until July 2023. The fair value of the interest rate swap was an asset (liability) of $(5.0) million at September 30, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI into Net income
	Three Months Ended September 30,
In millions	2019	2018	2019	2018
Cash flow hedging derivatives
Currency exchange contracts	$—	$0.1	$—	$0.7	Net sales
Natural gas contracts	(0.1)	0.1	—	—	Cost of sales
Interest rate swap contracts	(0.9)	—	—	—	Interest expense, net
Total	$(1.0)	$0.2	$—	$0.7

	Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flow hedging derivatives
Currency exchange contracts	$—	$0.9	$—	$0.6	Net sales
Natural gas contracts	(0.7)	0.2	0.6	0.1	Cost of sales
Interest rate swap contracts	(5.0)	—	—	—	Interest expense, net
Total	$(5.7)	$1.1	$0.6	$0.7

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
In millions	2019	2018	2019	2018
Net investment hedging derivatives
Currency exchange contracts(1)	$6.8	$—	$0.9	$—	Interest expense, net
Total	$6.8	$—	$0.9	$—

	Nine Months Ended September 30,
	2019	2018	2019	2018
Net investment hedging derivatives
Currency exchange contracts(1)	$6.6	$—	$1.5	$—	Interest expense, net
Total	$6.6	$—	$1.5	$—
_______________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.

Within the next twelve months, we expect to reclassify $0.4 million of losses from AOCI to earnings, before taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
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
Recurring Fair-Value Measurements
The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. Derivative assets and liabilities are recorded on our condensed consolidated balance sheets at fair value and are presented on a gross basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of September 30, 2019 or December 31, 2018.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Net investment hedge (5)	—	6.6	—	6.6
Deferred compensation plan investments (6)	1.9	—	—	1.9
Total assets	$2.3	$6.6	$—	$8.9
Liabilities:
Deferred compensation arrangement (6)	$8.7	$—	$—	$8.7
Separation-related reimbursement awards (7)	0.1	—	—	0.1
Natural gas contracts (7)	—	0.4	—	0.4
Interest rate swap contracts (9)	—	5.0	—	5.0
Total liabilities	$8.8	$5.4	$—	$14.2
December 31, 2018
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Currency exchange contracts (4)	—	0.2	—	0.2
Natural gas contracts (4)	—	0.1	—	0.1
Deferred compensation plan investments (6)	1.3	—	—	1.3
Total assets	$1.7	$0.3	$—	$2.0
Liabilities:
Deferred compensation arrangement (6)	$4.6	$—	$—	$4.6
Separation-related reimbursement awards (7)	0.1	—	—	0.1
Currency exchange contracts (8)	—	3.9	—	3.9
Natural gas contracts (9)	—	0.1	—	0.1
Total liabilities	$4.7	$4.0	$—	$8.7
______________

(1)	Quoted prices in active markets for identical assets.

(2)	Quoted prices for similar assets and liabilities in active markets.

(3)	Significant unobservable inputs.

(4)	Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.

(5)	Included within "Other assets" on the condensed consolidated balance sheet.

(6)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheets. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively.

(7)	Included within "Accrued expenses" on the condensed consolidated balance sheet.

(8)
At December 31, 2018, this amount represented a non-designated foreign currency derivative associated with the purchase price of our acquisition of the Caprolactone Business, which was settled at the closing of the acquisition for a loss of $16.6 million. The expense recognized in Acquisition-related costs on the condensed consolidated statements of operations during the three and nine months ended September 30, 2019 was zero and $12.7 million, respectively. See Note 4 for more information.

(9)	Included within "Other liabilities" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Equity Securities
Our investments in equity securities with a readily determinable fair value totaled $0.4 million at both September 30, 2019 and December 31, 2018. The net realized gain/(loss) recognized during the three and nine months ended September 30, 2019 and 2018 was zero. The unrealized gain/(loss) was zero for both the three and nine months ended September 30, 2019 and the unrealized gain/(loss) was zero and $(0.1) million for the three and nine months ended September 30, 2018, respectively. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled $1.5 million as of both September 30, 2019 and December 31, 2018. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the period ended September 30, 2019.
Restricted Investment
At September 30, 2019, the book value of our restricted investment, which is accounted for as held to maturity and therefore held at amortized costs, was $72.7 million, and the fair value was $74.6 million, based on Level 1 inputs.
Debt Obligations
At September 30, 2019, the book value of finance lease obligations was $80.0 million and the fair value was $102.7 million. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $944.2 million as of September 30, 2019. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At September 30, 2019, the book value of our fixed rate debt was $300.0 million, and the fair value was $300.9 million, based on Level 2 inputs.
Note 7: Inventories, net

In millions	September 30, 2019	December 31, 2018
Raw materials	$44.2	$36.5
Production materials, stores and supplies	21.5	17.5
Finished and in-process goods	154.5	144.7
Subtotal	220.2	198.7
Less: adjustment of inventories to LIFO basis	(10.0)	(7.3)
Inventories, net	$210.2	$191.4

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 8: Property, Plant and Equipment, net

In millions	September 30, 2019	December 31, 2018
Machinery and equipment	$932.5	$857.2
Buildings and leasehold improvements	108.5	113.1
Land and land improvements	18.9	19.6
Construction in progress	125.2	71.2
Total cost	1,185.1	1,061.1
Less: accumulated depreciation	(543.2)	(537.3)
Property, plant and equipment, net (1)	$641.9	$523.8

_______________

(1)
This includes finance leases related to machinery and equipment at our Wickliffe, Kentucky facility of $68.8 million and $69.2 million, and net book value of $6.2 million and $6.7 million at September 30, 2019, and December 31, 2018, respectively. This also includes finance leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $10.4 million and $6.5 million and net book value of $9.2 million and $6.0 million, (b) construction in progress of $16.6 million and $13.7 million and (c) buildings and leasehold improvements of $0.1 million and $0.1 million at September 30, 2019, and December 31, 2018, respectively. Amortization expense associated with these finance leases is included within depreciation expense. The payments remaining under these finance lease obligations are included within Note 16.

Note 9: Goodwill and Other Intangible Assets, net
Goodwill

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2018	$126.4	$4.3	$130.7
Acquisitions(1)	297.5	—	297.5
Foreign currency translation	(12.1)	—	(12.1)
September 30, 2019	$411.8	$4.3	$416.1

____________
(1)    See Note 4 for more information regarding the Caprolactone Acquisition and related increase in goodwill.

There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Other Intangible Assets
All of our other intangibles, net are related to the Performance Chemicals operating segment. The following table summarizes these assets:

	September 30, 2019			December 31, 2018
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets subject to amortization (1)
Customer contracts and relationships	302.5	45.5	257.0	151.0	30.3	120.7
Brands (2)	$75.3	$10.0	$65.3	$11.4	$9.8	$1.6
Developed technology	61.8	3.5	58.3	—	—	—
Other	4.5	1.6	2.9	4.1	0.8	3.3
Total Other intangibles, net	$444.1	$60.6	$383.5	$166.5	$40.9	$125.6
_______________
(1)    See Note 4 for more information regarding the Caprolactone Acquisition and related increase in intangible assets.
(2)    Represents trademarks, trade names and know-how.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Cost of sales	$0.2	$0.2	$0.5	$0.6
Selling, general and administrative expenses	7.1	3.4	19.7	8.2
Total amortization expense(1)	$7.3	$3.6	$20.2	$8.8

_______________
(1)    See Note 4 for more information about the Caprolactone Acquisition and Pine Chemicals Acquisition, and the related increase in amortization expense.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2019 - $29.3 million, 2020 - $31.8 million, 2021 - $31.5 million, 2022 - $30.6 million, and 2023 - $30.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 10: Debt including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	September 30, 2019
In millions, except percentages	Interest rate	Maturity date	September 30, 2019	December 31, 2018
Revolving Credit Facility (1)	3.65%	2023	$193.0	$—
Term Loan Facilities	3.43%	2022-2023	745.3	375.0
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations	7.67%	2027	80.0	80.0
Other	4.94%	2019-2021	5.9	3.9
Total debt including finance lease obligations			1,324.2	758.9
Less: debt issuance costs			7.2	6.5
Total debt including finance lease obligations, net of debt issuance costs			1,317.0	752.4
Less: debt maturing within one year (2)			22.6	11.2
Long-term debt including finance lease obligations			$1,294.4	$741.2
______________

(1)	Letters of credit outstanding under the revolving credit facility were $2.1 million and available funds under the facility were $554.9 million at September 30, 2019.

(2)	Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
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
September 30, 2019
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
The Revolving Credit Facility and Term Loan Facilities contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the Revolving Credit Facilities and Term Loan Facilities could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The Revolving Credit Facility and Term Loan Facilities' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended September 30, 2019 was 3.1, and our actual interest coverage for the four consecutive quarters ended September 30, 2019 was 9.2. We were in compliance with all covenants at September 30, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 11: Equity
The tables below provide a roll forward of equity, equity attributable to Ingevity stockholders, and equity attributable to noncontrolling interests.

	Ingevity Stockholders'
	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total Equity
Balance at December 31, 2018	42,332	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$—	$338.7
Net income (loss)	—	—	—	22.7	—	—	—	22.7
Other comprehensive income (loss)	—	—	—	—	9.1	—	—	9.1
Common stock issued	276	—	—	—	—	—	—	—
Exercise of stock options, net	51	—	1.4	—	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	—	(14.3)
Share repurchase program	—	—	—	—	—	(3.3)	—	(3.3)
Share-based compensation plans	—	—	4.1	—	—	0.3	—	4.4
Balance at March 31, 2019	42,659	$0.4	$103.8	$336.2	$(8.6)	$(73.1)	$—	$358.7
Net income (loss)	—	—	—	56.8	—	—	—	56.8
Other comprehensive income (loss)	—	—	—	—	(19.4)	—	—	(19.4)
Common stock issued	5	—	—	—	—	—	—	—
Exercise of stock options, net	6	—	0.2	—	—	—	—	0.2
Share-based compensation plans	—	—	3.5	—	—	0.9	—	4.4
Balance at June 30, 2019	42,670	$0.4	$107.5	$393.0	$(28.0)	$(72.2)	$—	$400.7
Net income (loss)	—	—	—	59.9	—	—	—	59.9
Other comprehensive income (loss)	—	—	—	—	(18.5)	—	—	(18.5)
Common stock issued	—	—	—	—	—	—	—	—
Exercise of stock options, net	2	—	0.1	—	—	—	—	0.1
Share repurchase program	—	—	—	—	—	(3.1)	—	(3.1)
Share-based compensation plans	—	—	3.8	—	—	0.4	—	4.2
Balance at September 30, 2019	42,672	$0.4	$111.4	$452.9	$(46.5)	$(74.9)	$—	$443.3

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

	Ingevity Stockholders'
	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total Equity
Balance at December 31, 2017	42,209	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9
Net income (loss)	—	—	—	30.8	—	—	5.0	35.8
Other comprehensive income (loss)	—	—	—	—	4.0	—	—	4.0
Common stock issued	56	—	—	—	—	—	—	—
Exercise of stock options, net	5	—	0.1	—	—	—	—	0.1
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.5)	—	(1.5)
Share repurchase program	—	—	—	—	—	(3.1)	—	(3.1)
Noncontrolling interest distributions	—	—	—	—	—	—	(5.3)	(5.3)
Share-based compensation plans	—	—	3.1	—	—	0.4	—	3.5
Adoption of ASC 606	—	—	—	1.6	—	—	—	1.6
Balance at March 31, 2018	42,270	$0.4	$143.3	$175.2	$(7.7)	$(11.9)	$13.7	$313.0
Net income (loss)	—	—	—	46.7	—	—	5.5	52.2
Other comprehensive income (loss)	—	—	—	—	(6.3)	—	—	(6.3)
Common stock issued	38	—	—	—	—	—	—	—
Exercise of stock options, net	1	—	0.1	—	—	—	—	0.1
Share repurchase program	—	—	—	—	—	(6.0)	—	(6.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(7.9)	(7.9)
Share-based compensation plans	—	—	3.5	—	—	0.7	—	4.2
Balance at June 30, 2018	42,309	$0.4	$146.9	$221.9	$(14.0)	$(17.2)	$11.3	$349.3
Net income (loss)	—	—	—	49.5	—	—	2.2	51.7
Other comprehensive income (loss)	—	—	—	—	(3.8)	—	—	(3.8)
Common stock issued	13	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.6)	—	(0.6)
Share repurchase program	—	—	—	—	—	(9.0)	—	(9.0)
Noncontrolling interest distributions	—	—	—	—	—	—	(2.1)	(2.1)
Share-based compensation plans	—	—	3.4	—	—	0.4	—	3.8
Acquisition of noncontrolling interest	—	—	(55.2)	—	—	—	(11.4)	(66.6)
Balance at September 30, 2018	42,322	$0.4	$95.1	$271.4	$(17.8)	$(26.4)	$—	$322.7

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Accumulated other comprehensive income (loss)

	Three months ended September 30,		Nine months ended September 30,
In millions	2019	2018	2019	2018

Foreign currency translation
Beginning Balance	$(22.7)	$(13.0)	$(16.4)	$(10.1)
Net gains (losses) on foreign currency translation	(22.9)	(3.6)	(29.0)	(6.5)
Gains (losses) on net investment hedges	6.9	—	6.6	—
Less: tax provision (benefit)	1.6	—	1.5	—
Net gains (losses) on net investment hedges	5.3	—	5.1	—
Other comprehensive income (loss), net of tax	(17.6)	(3.6)	(23.9)	(6.5)
Ending Balance	$(40.3)	$(16.6)	$(40.3)	$(16.6)

Derivative Instruments
Beginning Balance	$(3.6)	$0.5	$0.4	$—
Gains (losses) on derivative instruments	(1.1)	0.2	(5.7)	1.1
Less: tax provision (benefit)	(0.2)	0.1	(1.3)	0.3
Net gains (losses) on derivative instruments	(0.9)	0.1	(4.4)	0.8
(Gains) losses reclassified to net income	—	(0.5)	(0.6)	(0.7)
Less: tax (provision) benefit	—	(0.2)	(0.1)	(0.2)
Net (gains) losses reclassified to net income	—	(0.3)	(0.5)	(0.5)
Other comprehensive income (loss), net of tax	(0.9)	(0.2)	(4.9)	0.3
Ending Balance	$(4.5)	$0.3	$(4.5)	$0.3

Pension and other postretirement benefits
Beginning Balance	$(1.7)	$(1.5)	$(1.7)	$(1.6)
Actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	—	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	—	0.1
Other comprehensive income (loss), net of tax	—	—	—	0.1
Ending Balance	$(1.7)	$(1.5)	$(1.7)	$(1.5)

Total AOCI ending balance at September 30	$(46.5)	$(17.8)	$(46.5)	$(17.8)

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Derivative instruments
Currency exchange contracts (1)	$—	$0.5	$—	$0.6
Natural gas contracts (2)	—	—	0.6	0.1
Total before tax	—	0.5	0.6	0.7
(Provision) benefit for income taxes	—	(0.2)	(0.1)	(0.2)
Amount included in net income (loss)	$—	$0.3	$0.5	$0.5

Pension and other post retirement benefits
Amortization of unrecognized net actuarial and other gains (losses) (3)	—	—	—	(0.1)
Total before tax	—	—	—	(0.1)
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$—	$—	$(0.1)
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
During the three months ended September 30, 2019, 40,300 shares of our common stock were repurchased. At September 30, 2019, $389.5 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Note 12: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended September 30,
	Pensions		Other Benefits
In millions	2019	2018	2019	2018
Components of net periodic benefit cost (income):
Service cost (1)	$0.2	$0.5	$—	$—
Interest cost (2)	0.3	0.2	—	—
Expected return on plan assets (2)	(0.2)	(0.2)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.3	$0.5	$—	$—

	Nine Months Ended September 30,
	Pensions		Other Benefits
In millions	2019	2018	2019	2018
Components of net periodic benefit cost (income):
Service cost (1)	$0.9	$1.3	$—	$—
Interest cost (2)	0.8	0.6	—	—
Expected return on plan assets (2)	(0.7)	(0.6)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	0.1	—	—
Net periodic benefit cost (income)	$1.0	$1.4	$—	$—
_______________

(1)	Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.

(2)	Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.
Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three and nine months ended September 30, 2019. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2019, and we currently have no plans to make any voluntary cash contributions in 2019.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Detail on the restructuring charges and asset disposal activities is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$—	$—	$(0.4)	$(0.6)
Other miscellaneous exit costs	—	—	0.7	—
Other restructuring costs	1.7	—	1.7	—
Total restructuring and other (income) charges, net	$1.7	$—	$2.0	$(0.6)
2019 activities
During the third quarter of 2019, we initiated a reorganization as part of an effort to improve our Performance Chemical’s workflow and efficiency to best serve our customers’ needs and reduce costs. As a result of this reorganization, we recorded $1.7 million in severance and other employee-related costs in the three and nine months ended September 30, 2019.

In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million as a gain on sale of assets, as well as $0.7 million related to other miscellaneous exit costs, in the nine months ended September 30, 2019.

2018 activities
In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.6 million as a gain on sale of assets in the nine months ended September 30, 2018.

Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2018(1)	Reserve(2)	Payments	Other	9/30/2019(1)
Restructuring Reserves	$—	1.7	—	—	$1.7
_______________

(1)	Included in "Accrued Expenses" on the condensed consolidated balance sheets.

(2)	Includes severance and other employee-related costs.

Note 14: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate	22.6%	24.1%	19.3%	21.6%

We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology (“EAETR”). The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2019			2018
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$77.4	$17.5	22.6%	$68.1	$16.4	24.1%
Discrete items:
Restructuring and other (income) charges, net	1.7	0.4		—	—
Acquisition and other-related costs (1)	1.3	0.4		—	—
Other tax only discrete items	—	(0.1)		—	0.2
Total discrete items	3.0	0.7		—	0.2
Consolidated operations, before discrete items	$80.4	$18.2		$68.1	$16.6
Quarterly effect of changes in the EAETR (2)			22.6%			24.4%

	Nine Months Ended September 30,
	2019			2018
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$172.8	$33.4	19.3%	$178.2	$38.5	21.6%
Discrete items:
Restructuring and other (income) charges, net	2.0	0.4		(0.6)	—
Acquisition and other-related costs (1)	33.3	6.0		5.7	1.3
Other tax only discrete items	—	6.7		—	0.3
Total discrete items	35.3	13.1		5.1	1.6
Consolidated operations, before discrete items	$208.1	$46.5		$183.3	$40.1
Quarterly effect of changes in the EAETR (2)			22.3%			21.9%
_______________

(1)	See Note 4 for more information on our acquisition and other-related costs.

(2)
Decrease in EAETR for the three months ended September 30, 2019, as compared to September 30, 2018, is due to a change in the mix of forecasted earnings in various tax jurisdictions with varying rates. The increase in EAETR for the nine months ended September 30, 2019, as compared to September 30, 2018, is driven primarily by the 30 percent acquisition of our noncontrolling interest in Purifications Cellutions, LLC. ("PurCell") on August 1, 2018. PurCell, prior to the acquisition, was a limited liability company and was treated as a "pass-through" entity for tax purposes. Although we consolidated 100 percent of PurCell, only 70 percent of PurCell's earnings were included in the calculation of Ingevity's provision for income taxes as presented on the Condensed Consolidated Statement of Operations. Post-acquisition, 100 percent of the earnings of the entity are now included in the tax calculation, which when combined with the change in forecasted earnings in various tax jurisdictions with varying tax rates resulted in a slight increase to our effective tax rate.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

At September 30, 2019 and December 31, 2018, we had deferred tax assets of $13.1 million and $15.5 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations for which a full valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2019, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a full valuation allowance. We intend to continue maintaining a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Specific to our Chinese operations, it is reasonably possible that a portion of our Chinese valuation allowance of $1.0 million at September 30, 2019, could be reversed within the next 12 months due to increased profitability levels. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases provide for escalation of the lease payments, as well as maintenance costs and taxes increase.
Finance leases
Our finance lease obligations consist of $80.0 million at September 30, 2019 and 2018, respectively, owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, which is due at maturity in 2027. The interest rate on the $80.0 million finance lease obligation is 7.67%. Interest payments are payable semi-annually.
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

In millions	Financial Statement Caption	September 30, 2019
Assets
Operating lease assets, net(1)	Operating lease assets, net	$55.8
Finance lease assets, net(2)	Property, plant, and equipment, net	32.1
Finance lease assets, net(2)	Other assets, net	1.2
Total lease assets		$89.1
Liabilities
Current
Operating lease liabilities(3)	Current operating lease liabilities	$17.6
Finance lease liabilities	Notes payable and current maturities of long-term debt	—
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	38.6
Finance lease liabilities	Long-term debt including finance lease obligations	80.0
Total lease liabilities		$136.2
_______________

(1)	Operating lease assets, net are recorded net of accumulated amortization of $13.7 million as of September 30, 2019.

(2)
Finance lease assets are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $63.8 million and $0.3 million, as of September 30, 2019, respectively.

(3)	Operating lease liabilities includes $0.3 million of accrued interest.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Lease cost

In millions	Financial Statement Caption	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	Cost of sales	$5.1	$16.3
	Selling, general, and administrative expenses	0.5	1.7
Finance lease cost
Amortization of leased assets	Cost of sales	0.4	1.2
Interest on lease liabilities	Interest expense, net	1.5	4.6
Net lease cost(2)		$7.5	$23.8
_______________

(1)	Includes short-term leases and variable lease costs, which are immaterial.

(2)	Only on the rare occasion do we sublease our leased assets, as a result this amount excludes sublease income which is immaterial.

Maturity of Lease Liabilities

	September 30, 2019
In millions	Operating leases	Finance leases	Total
2019	$5.5	$—	$5.5
2020	18.9	6.1	25.0
2021	14.5	6.1	20.6
2022	10.4	6.1	16.5
2023	6.6	6.1	12.7
2024 and thereafter	7.5	101.6	109.1
Total lease payments	$63.4	$126.0	$189.4
Less: interest	7.2	46.0	53.2
Present value of lease liabilities(1)	$56.2	$80.0	$136.2
_______________

(1)
As of September 30, 2019, we have additional operating lease commitments that have not yet commenced of approximately $20.7 million for the relocation of our corporate headquarters. The lease is expected to commence in the first half of 2020 and the lease term is for 15 years with two 5 year extensions.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Lease Term and Discount Rate

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	8.7
Weighted-average discount rate
Operating leases	5.64%
Finance leases	7.67%

Other Information

In millions	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(17.9)
Operating cash flows from finance leases	(6.1)
Financing cash flows from finance leases	$—

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

Note 17: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales
Performance Materials	$130.2	$96.3	$362.4	$287.9
Performance Chemicals	229.7	214.9	627.1	567.1
Total net sales (1)	$359.9	$311.2	$989.5	$855.0

Segment EBITDA (2)
Performance Materials	$54.2	$41.6	$154.7	$126.5
Performance Chemicals	59.8	49.1	151.1	120.7
Total segment EBITDA (2)	$114.0	$90.7	$305.8	$247.2

Interest expense, net	(12.1)	(7.9)	(36.3)	(21.8)
(Provision) benefit for income taxes	(17.5)	(16.4)	(33.4)	(38.5)
Depreciation and amortization - Performance Materials	(6.0)	(5.3)	(17.6)	(16.7)
Depreciation and amortization - Performance Chemicals	(15.5)	(9.4)	(43.8)	(25.4)
Restructuring and other income (charges), net (3)	(1.7)	—	(2.0)	0.6
Acquisition and other related costs (4)	(1.3)	—	(33.3)	(5.7)
Net (income) loss attributable to noncontrolling interests	—	(2.2)	—	(12.7)
Net income (loss) attributable to Ingevity stockholders	$59.9	$49.5	$139.4	$127.0
_______________

(1)	Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.

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

(3)	Income (charges) for all periods presented relate to our Performance Chemicals segment.

(4)
Charges associated with the acquisition and integration of the Caprolactone Business and Pine Chemical Business. For more detail on the charges incurred see Note 4 within these Condensed Consolidated Financial Statements.

Note 18: Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Ingevity stockholders for the period by the weighted average number of common shares and potentially dilutive common shares outstanding for the period. The calculation of diluted net income per share excludes all antidilutive common shares.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share data	2019	2018	2019	2018
Net income (loss) attributable to Ingevity stockholders	$59.9	$49.5	$139.4	$127.0

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share attributable to Ingevity stockholders	$1.42	$1.18	$3.33	$3.02
Diluted earnings (loss) per share attributable to Ingevity stockholders	1.41	1.16	3.30	2.98

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	42,299	42,037	41,793	42,070
Weighted average additional shares assuming conversion of potential common shares	344	620	408	554
Shares - diluted basis	42,643	42,657	42,201	42,624

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Average number of potential common shares - antidilutive	118	17	103	77

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$359.9	$311.2	$989.5	$855.0
Cost of sales	220.4	192.6	618.5	535.8
Gross profit	139.5	118.6	371.0	319.2
Selling, general and administrative expenses	40.7	34.5	122.3	96.5
Research and technical expenses	4.9	5.6	15.0	16.3
Restructuring and other (income) charges, net	1.7	—	2.0	(0.6)
Acquisition-related costs	1.3	—	24.9	4.3
Other (income) expense, net	1.4	2.5	(2.3)	2.7
Interest expense, net	12.1	7.9	36.3	21.8
Income (loss) before income taxes	77.4	68.1	172.8	178.2
Provision (benefit) for income taxes	17.5	16.4	33.4	38.5
Net income (loss)	59.9	51.7	139.4	139.7
Less: Net income (loss) attributable to noncontrolling interest	—	2.2	—	12.7
Net income (loss) attributable to Ingevity stockholders	$59.9	$49.5	$139.4	$127.0

Net sales and Gross profit
The table below shows the 2019 Net sales and percentage variances from 2018:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2019	$359.9	16%	—%	3%	13%
Nine months ended September 30, 2019	$989.5	16%	(1)%	4%	13%
Three Months Ended September 30, 2019 vs. 2018
Net sales increase of $48.7 million in 2019 was primarily driven by favorable volume gains of $40.7 million (13 percent of sales) and favorable pricing and product mix of $9.5 million (three percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. The Caprolactone Acquisition, completed in the first quarter of this year, contributed $32.4 million to the favorable volume growth during the period. Additionally, unfavorable foreign currency exchange impacted Net sales by $1.5 million (zero percent of sales), primarily related to euro and Chinese renminbi denominated sales. For additional information regarding the impact of the Caprolactone Acquisition for the three months ended September 30, 2019, see Performance Chemicals included within this MD&A.
Gross profit improvement of $20.9 million was driven by favorable sales volume contributing $23.6 million of additional gross profit and pricing and product mix improvement of $9.3 million. These positive impacts were offset by increased manufacturing costs of $11.1 million and unfavorable foreign currency exchange of $0.9 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Nine Months Ended September 30, 2019 vs. 2018
Net sales increase of $134.5 million in 2019 was primarily driven by favorable volume gains of $107.6 million (13 percent of sales) and favorable pricing and product mix of $33.8 million (four percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the period. The Caprolactone Acquisition contributed $90.9 million to the favorable volume growth during the period. Additionally, unfavorable foreign currency exchange impacted Net sales by $6.9 million (one percent of sales), primarily related to euro and Chinese renminbi denominated sales. For additional information regarding the impact of the Caprolactone Acquisition for the nine months ended September 30, 2019, see Performance Chemicals included within this MD&A.
Gross profit improvement of $51.8 million was driven by favorable sales volume contributing $56.4 million of additional gross profit and pricing and product mix improvement of $36.1 million, partially offset by increased manufacturing costs of $30.5 million and $7.0 million of net inventory step-up amortization related to the Caprolactone Acquisition in the current year less the Pine Chemical Acquisition in 2018 (see Note 4 within the Condensed Consolidated Financial Statements for more information). Unfavorable foreign currency exchange negatively impacted gross profit by $3.2 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for each segment.

Selling, general and administrative expenses
Three Months Ended September 30, 2019 vs. 2018
Selling, general and administrative ("SG&A") increased $6.2 million in 2019 compared to 2018. SG&A expenses as a percentage of Net sales increased to 11.3 percent for the three months ended September 30, 2019 from 11.1 percent in 2018.  The increase in SG&A is primarily due to $3.7 million of amortization associated with intangible assets acquired as a result of the Caprolactone Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information) and increased legal costs associated with our Performance Materials' intellectual property litigation of $3.5 million, which were offset slightly by lower employee related costs.
Nine Months Ended September 30, 2019 vs. 2018
SG&A increased $25.8 million in 2019 compared to 2018. SG&A expenses as a percentage of Net sales increased to 12.4 percent for the nine months ended September 30, 2019 from 11.3 percent in 2018. The increase in SG&A is primarily due to $11.6 million of amortization associated with intangible assets acquired as a result of the Caprolactone Acquisition and Pine Chemical Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information). The remaining increase is related to increased spending associated with the Engineered Polymers product line, company-wide growth, and increased legal costs associated with our Performance Materials' intellectual property litigation of $8.4 million.
Research and technical expenses
Three Months Ended September 30, 2019 vs. 2018
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.4 percent from 1.8 percent for the three months ended September 30, 2019 and 2018, respectively.
Nine Months Ended September 30, 2019 vs. 2018
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.5 percent from 1.9 percent for the nine months ended September 30, 2019 and 2018, respectively.
Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2019 vs. 2018
Restructuring and other (income) charges, net were $1.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively, and zero and $(0.6) million for the three and nine months ended September 30, 2018, respectively.
In September 2019, we initiated a reorganization as part of an effort to improve our Performance Chemicals segment's workflow and efficiency to best serve our customers’ needs and reduce costs. As a result of this reorganization, we recorded $1.7 million in severance and other employee-related costs in the three months ended September 30, 2019.

In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million as a gain on sale of assets, which was offset by a $0.7 million charge related to other miscellaneous exit costs.

In February 2018, we sold assets from the Performance Chemicals derivatives operations in Duque De Caxias, Rio de Janeiro, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.6 million as a gain on sale of assets in the nine months ended September 30, 2018.

Acquisition-related costs
Three Months Ended September 30, 2019 vs. 2018
Acquisition-related costs of $1.3 million and zero for the three months ended September 30, 2019 and 2018, respectively, were incurred in connection with the Caprolactone Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Nine Months Ended September 30, 2019 vs. 2018
Acquisition-related costs of $24.9 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively, were incurred in connection with the the Caprolactone Acquisition and Pine Chemical Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Nine Months Ended September 30, 2019 vs. 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Foreign currency exchange (income) loss	$1.6	$1.2	$(1.0)	$2.2
Royalty and sundry (income) loss	(0.1)	(0.2)	(0.3)	(0.7)
Impairment of equity investment (1)	—	1.5	—	1.5
Other (income) expense, net	(0.1)	—	(1.0)	(0.3)
Total Other (income) expense, net	$1.4	$2.5	$(2.3)	$2.7
_______________
(1) Represents an impairment charge recorded during the three months ended September 30, 2018 related to an equity investment within our Performance Materials segment.

Interest expense, net
Three and Nine Months Ended September 30, 2019 vs. 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Interest expense on finance lease obligations	$1.5	$1.5	4.6	4.6
Interest expense on revolving credit and term loan facilities(1)	9.5	3.8	27.0	10.5
Interest expense on senior notes(1)	3.8	3.6	10.9	9.8
Interest income associated with our Restricted investment	(0.5)	(0.5)	(1.5)	(1.5)
Capitalized interest	(0.5)	(0.3)	(1.3)	(0.7)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.9)	—	(1.5)	—
Other interest (income) expense, net	(0.8)	(0.2)	(1.9)	(0.9)
Total Interest expense, net	$12.1	$7.9	$36.3	$21.8
_______________

(1)	See Note 10 within the Condensed Consolidated Financial Statements for more information.

(2)	See Note 6 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended September 30, 2019 vs. 2018
Our effective tax rate was 22.6 percent and 24.1 percent for the three months ended September 30, 2019 and 2018, respectively. Excluding discrete items, the effective rate was 22.6 percent compared to 24.4 percent for the three months ended September 30, 2019 and 2018, respectively. See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.
Nine Months Ended September 30, 2019 vs. 2018
Our effective tax rate was 19.3 percent and 21.6 percent for the nine months ended September 30, 2019 and 2018, respectively. Excluding discrete items, the effective rate was 22.3 percent compared to 21.9 percent for the nine months ended September 30, 2019 and 2018, respectively. The increase in EAETR for the nine months ended September 30, 2019, as compared to September 30, 2018, is driven primarily by the 30 percent acquisition of our noncontrolling interest in Purifications Cellutions, LLC. ("PurCell") on August 1, 2018. PurCell, prior to the acquisition, was a limited liability company and was treated as a "pass-through" entity for tax purposes. Although we consolidated 100 percent of PurCell, only 70 percent of PurCell's earnings were included in the calculation of Ingevity's provision for income taxes as presented on the Condensed Consolidated Statement of Operations. Post-acquisition, 100 percent of the earnings of the entity are now included in the tax calculation which when combined with other factors including the impact of U.S. Tax Reform resulted in a slight increase to our effective tax rate.See Note 14 to the Condensed Consolidated Financial Statements for more information on the drivers to the change in the effective tax rate.

Net income (loss) attributable to noncontrolling interest
Three and Nine Months Ended September 30, 2019 vs. 2018
Net income (loss) attributable to noncontrolling interest was zero and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and was zero and $12.7 million for the nine months ended September 30, 2019 and 2018, respectively. Prior to August 1, 2018, our noncontrolling interest represented the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions LLC legal entity. Purification Cellutions LLC manufactures our structured honeycomb products within our Performance Materials segment. Refer to the Performance Materials’ operating profit discussion below within the Segment Operating Results section for further discussion of the segment’s performance. On August 1, 2018 we purchased the remaining 30 percent interest in Purification Cellutions LLC, see Note 11 to the Condensed Consolidated Financial Statements for more information.

Net income (loss) attributable to Ingevity stockholders
Three Months Ended September 30, 2019 vs. 2018
Net income (loss) attributable to Ingevity stockholders increased $10.4 million in the three months ended September 30, 2019 versus 2018, primarily driven by higher gross profit of $20.9 million and our purchase of our remaining noncontrolling interest in the third quarter of 2018 which contributed to an year over year increase of $2.2 million. This was partially offset by increased interest expense of $4.2 million, higher SG&A costs of $6.2 million, and increase in the provision for income taxes of $1.1 million on the higher earnings. Refer to the Results of Operations for additional details on the drivers to the individual financial statement captions as well as the Segment Operating Results section for a discussion of changes in segment performance both of which are included within this MD&A.
Nine Months Ended September 30, 2019 vs. 2018
Net income (loss) attributable to Ingevity stockholders increased $12.4 million in nine months ended September 30, 2019 versus 2018, primarily driven by higher gross profit of $51.8 million, our purchase of our remaining noncontrolling interest in the third quarter of 2018 which contributed to an year over year increase of $12.7 million and a reduction in our income tax provision of $5.1 million as a result of discrete tax benefits recognized in 2019. This was partially offset by increased interest expense of $14.5 million, higher SG&A costs of $25.8 million, and increased acquisition-related costs of $20.6 million related to the Caprolactone Acquisition. Refer to the Results of Operations for additional details on the drivers to the individual financial statement captions as well as the Segment Operating Results section for a discussion of changes in segment performance both of which are included within this MD&A.
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

Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Automotive Technologies product line	$120.5	$86.6	$334.1	$258.6
Process Purifications product line	9.7	9.7	28.3	29.3
Total Performance Materials - Net sales	$130.2	$96.3	$362.4	$287.9
Segment EBITDA	$54.2	$41.6	$154.7	$126.5
Comparison of Three and Nine Months Ended September 30, 2019 vs. 2018

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2019	$130.2	35%	(1)%	7%	29%
Nine months ended September 30, 2019	$362.4	26%	(1)%	6%	21%
Three Months Ended September 30, 2019 vs. 2018
Segment net sales for the Performance Materials segment were $130.2 million and $96.3 million for the three months ended September 30, 2019 and 2018, respectively. The sales increase in 2019 was primarily driven by $28.2 million (29 percent of sales) in volume improvements in automotive evaporative emission canister products related to stricter environmental regulation in the Chinese, North American, and European automotive markets. These gains were further bolstered by favorable pricing and product mix of $6.3 million (seven percent of sales), partially offset by unfavorable foreign currency exchange $0.6 million (one percent of sales).
Segment EBITDA for the Performance Materials segment was $54.2 million and $41.6 million for the three months ended September 30, 2019 and 2018, respectively. Segment EBITDA increased $12.6 million primarily due to favorable volume in the automotive carbon application, which contributed $17.6 million and favorable pricing and product mix, which contributed $5.0 million. These gains were partially offset by increased manufacturing costs of $5.3 million and increased SG&A and research and technical costs of $5.2 million, primarily due to increased intellectual property litigation costs of $3.5 million with the remainder representing increased spending associated with growth. Favorable foreign currency exchange and other miscellaneous income also impacted Segment EBITDA by $0.5 million.
Nine Months Ended September 30, 2019 vs. 2018
Segment net sales for the Performance Materials segment were $362.4 million and $287.9 million for the nine months ended September 30, 2019 and 2018, respectively. The sales increase in 2019 was primarily driven by $60.8 million (21 percent of sales) in volume improvements in automotive evaporative emission canister products related to stricter environmental regulation in the Chinese, North American, and European automotive markets. These gains were further bolstered by favorable pricing and product mix of $16.3 million (six percent of sales), partially offset by unfavorable foreign currency exchange $2.6 million (one percent of sales).
Segment EBITDA for the Performance Materials segment was $154.7 million and $126.5 million for the nine months ended September 30, 2019 and 2018, respectively. Segment EBITDA increased $28.2 million primarily due to favorable volume in the automotive carbon application, which contributed $36.9 million and favorable pricing and product mix, which contributed $16.7 million. These gains were partially offset by increased manufacturing costs of $12.2 million and increased SG&A and research and technical costs of $13.7 million, primarily due to increased intellectual property litigation costs of $8.4 million legal costs with the remainder representing increased spending associated with growth. Favorable foreign currency exchange and other miscellaneous income also impacted Segment EBITDA by $0.5 million.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Oilfield Technologies product line	$27.6	$32.5	$86.5	$84.0
Pavement Technologies product line	69.8	68.1	152.9	152.2
Industrial Specialties product line	99.9	114.3	296.8	330.9
Engineered Polymers product line	32.4	—	90.9	—
Total Performance Chemicals - Net sales	$229.7	$214.9	$627.1	$567.1
Segment EBITDA	$59.8	$49.1	$151.1	$120.7
Comparison of Three and Nine Months Ended September 30, 2019 vs. 2018

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2019	$229.7	7%	—%	1%	6%
Nine months ended September 30, 2019	$627.1	11%	—%	3%	8%
Pine Chemical Business and Caprolactone Business
The Pine Chemical Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since March 8, 2018. The Caprolactone Business is being integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the three and nine months ended September 30, 2019 includes the results of these acquisitions as compared to the historical results of the three and nine months ended September 30, 2018. For a pro forma comparative analysis of 2019 versus 2018 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business."
Three Months Ended September 30, 2019 vs. 2018
Segment net sales for the Performance Chemicals segment were $229.7 million and $214.9 million for the three months ended September 30, 2019 and 2018, respectively. The sales increase was driven by favorable volume of $12.5 million (six percent of sales), which consisted of a favorable increase in engineered polymers ($32.4 million), which was partially offset by volume declines in industrial specialties ($12.1 million), oilfield technologies ($4.4 million) and pavement technologies products ($3.4 million). Also driving the net sales increase was pricing and product mix of $3.2 million (one percent of sales) driven by an increase in pavement technologies ($5.3 million), offset by declines in industrial specialties ($1.7 million) and oilfield technologies ($0.4 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $0.9 million (zero percent of sales).
Segment EBITDA for the Performance Chemicals segment was $59.8 million and $49.1 million for the three months ended September 30, 2019 and 2018, respectively. Segment EBITDA increased by $10.7 million primarily due to increased volumes of $6.0 million and $4.3 million of favorable pricing and product mix, as well as favorable SG&A costs of $3.5 million. These favorable operating results were partially offset by $3.1 million of unfavorable manufacturing productivity, primarily driven by higher freight costs.
Nine Months Ended September 30, 2019 vs. 2018
Segment net sales for the Performance Chemicals segment were $627.1 million and $567.1 million for the nine months ended September 30, 2019 and 2018, respectively. The sales increase was driven by favorable volume of $46.8 million (8 percent of sales), which consisted of favorable increase in engineered polymers ($90.9 million) and oilfield technologies ($2.1 million); these increases were partially offset by volume declines in industrial specialties ($40.6 million) and pavement technologies products ($5.6 million). Also driving the net sales increase was pricing and product mix of $17.5 million (three percent of sales) driven by industrial specialties ($9.5 million), oilfield technologies ($0.8 million), and pavement technologies ($7.2 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $4.3 million (zero percent of sales).
Segment EBITDA for the Performance Chemicals segment was $151.1 million and $120.7 million for the nine months ended September 30, 2019 and 2018, respectively. Segment EBITDA increased by $30.4 million primarily due to increased volumes of $19.5 million and $19.4 million of favorable pricing and product mix, as well as favorable SG&A costs of $0.6 million. These favorable operating results were partially offset by $11.7 million of unfavorable manufacturing productivity, primarily driven by higher freight costs. Additionally, favorable unrealized foreign currency exchange gains and other miscellaneous income impacted Segment EBITDA by $2.6 million.

Performance Chemicals Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business
We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance. Our pro forma segment information includes adjustments as if the acquisitions had occurred on January 1, 2018. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated the Pine Chemical Business and Caprolactone Business since January 1, 2018, nor will the pro forma amounts necessarily be indicative of our future results.

Performance Chemicals Pro Forma Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales
Performance Chemicals, as reported (1)	$229.7	$214.9	$627.1	$567.1
Pine Chemical Business and Caprolactone Business, pro forma (2)	—	43.0	17.7	151.1
Pro Forma Combined Net Sales (3)	$229.7	$257.9	$644.8	$718.2

Segment EBITDA
Performance Chemicals, as reported (1)	$59.8	$49.1	$151.1	$120.7
Pine Chemical Business and Caprolactone Business, pro forma (2)	—	16.7	5.5	51.1
Pro Forma Combined Segment EBITDA(3)	$59.8	$65.8	$156.6	$171.8
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

Performance Chemicals Pro Forma Combined Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Oilfield Technologies product line	$27.6	$32.5	$86.5	$88.6
Pavement Technologies product line	69.8	68.1	152.9	152.4
Industrial Specialties product line	99.9	114.3	296.8	346.3
Engineered Polymers product line	32.4	43.0	108.6	130.9
Pro Forma Combined Net Sales - Performance Chemicals	$229.7	$257.9	$644.8	$718.2

Comparison of Three and Nine Months Ended September 30, 2019 vs. 2018

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Pro Forma Combined Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2019	$229.7	(11)%	—%	1%	(12)%
Nine months ended September 30, 2019	$644.8	(10)%	—%	2%	(12)%
Pro Forma Combined Results - Three Months Ended September 30, 2019 vs. 2018
Pro Forma Combined Net Sales for the Performance Chemicals segment were $229.7 million and $257.9 million for the three months ended September 30, 2019 and 2018, respectively. The Pro Forma Combined Net Sales decrease was driven by unfavorable volume of $30.4 million (12 percent of sales), which consisted of unfavorable volumes in industrial specialties ($12.1 million), engineered polymers ($10.5 million), pavement technologies ($3.4 million) and oilfield technologies ($4.4 million). The decrease in volume was partially offset by improved pricing and product mix of $3.3 million (one percent of sales), driven by favorable price and product mix in pavement technologies ($5.3 million), partially offset by declines in industrial specialties ($1.6 million) and oilfield technologies ($0.4 million). Additionally, unfavorable foreign currency exchange impacted Pro Forma Combined Net Sales by $1.1 million (zero percent of sales).
Pro Forma Combined Segment EBITDA for the Performance Chemicals segment was $59.8 million and $65.8 million for the three months ended September 30, 2019 and 2018, respectively. Pro Forma Combined Segment EBITDA decreased by $6.0 million primarily due to decreased volumes of $14.3 million and increased manufacturing, freight and warehousing costs of $1.7 million, offset by favorable pricing and product mix of $4.3 million and $5.8 million of favorable SG&A costs. Unfavorable foreign currency exchange and other miscellaneous income also impacted Pro Forma Combined Segment EBITDA by $0.1 million.
Pro Forma Combined Results - Nine Months Ended September 30, 2019 vs. 2018
Pro Forma Combined Net Sales for the Performance Chemicals segment were $644.8 million and $718.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Pro Forma Combined Net Sales decrease was driven by unfavorable volume of $86.6 million (12 percent of sales), which consisted of unfavorable volumes in industrial specialties ($56.0 million), engineered polymers ($22.3 million), pavement technologies ($5.8 million), and oilfield technologies ($2.5 million). The decrease in volume was partially offset by improved pricing and product mix of $17.5 million (two percent of sales), driven by favorable price and product mix in industrial specialties ($9.5 million), oilfield technologies ($0.8 million), and pavement technologies ($7.2 million). Additionally, unfavorable foreign currency exchange impact Pro Forma Combined Sales by $4.3 million (zero percent of sales).
Pro Forma Combined Segment EBITDA for the Performance Chemicals segment was $156.6 million and $171.8 million for the nine months ended September 30, 2019 and 2018, respectively. Pro Forma Combined Segment EBITDA decreased by $15.2 million primarily due to decreased volumes of $38.0 million and $6.5 million of increased manufacturing, freight and warehousing costs. These declines were partially offset by favorable pricing and product mix of $19.4 million, $8.1 million of favorable SG&A costs, and $1.8 million due to favorable unrealized foreign currency exchange gains and other miscellaneous income.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net income (loss) (GAAP)	$59.9	$51.7	$139.4	$139.7
Interest expense, net	12.1	7.9	36.3	21.8
(Provision) benefit for income taxes	17.5	16.4	33.4	38.5
Depreciation and amortization - Performance Materials	6.0	5.3	17.6	16.7
Depreciation and amortization - Performance Chemicals	15.5	9.4	43.8	25.4
Restructuring and other (income) charges, net	1.7	—	2.0	(0.6)
Acquisition and other related costs (1)	1.3	—	33.3	5.7
Adjusted EBITDA (Non-GAAP)	$114.0	$90.7	$305.8	$247.2
_______________

(1)
For the three and nine months ended September 30, 2019, charges relate to the Caprolactone Acquisition and include legal and professional fees of $1.3 million and $12.2 million, respectively, and purchase price hedge adjustment of zero and $12.7 million, respectively. Both are included in "Acquisition-related costs" on the condensed statement of operations. Also included above is the inventory step-up amortization of zero and $8.4 million for the three and nine months ended September 30, 2019, which is included in "Cost of sales" on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2018, charges relate to the Pine Chemical Acquisition and include legal and professional fees of zero and $4.3 million, respectively, and inventory step-up amortization of zero and $1.4 million, respectively, which are included in "Acquisition-related costs" and "Cost of sales" on the condensed consolidated statement of operations, respectively.

Adjusted EBITDA
Three and Nine Months Ended September 30, 2019 vs. 2018
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Total Company Outlook and Fiscal Year 2019 Guidance
For revenue, favorable volume in Performance Materials driven by continued regulatory changes and favorable volume in Performance Chemicals pavement technologies driven by continued chemistry adoption and global growth are expected to be partially offset by lower volume in Performance Chemicals industrial specialties applications as we continue to focus on improving price and mix in those product lines. We expect flat volumes in Performance Chemicals oilfield technologies and are assuming that the price of oil remains stable for West Texas Intermediate during 2019.  Adding in the Caprolactone Acquisition as of February

13, 2019, we expect to deliver fiscal year 2019 Net Sales of $1.28 billion to $1.30 billion, up 14 percent at the midpoint versus 2018.
Adjusted EBITDA is expected to grow by 22 percent to 25 percent versus 2018. In the Performance Materials segment, growth will be driven by continued volume, price and mix improvements as the U.S. and Canada continue adoption of the Tier 3/LEV III standard, China demand increases with early adoption of China 6 and European demand increases as they implement Euro 6d. This growth will be partially offset by marginally lower vehicle demand in North America, China, and Europe, higher costs as we cycle through the higher cost inventory produced during the Zhuhai, China, facility ramp-up and increased legal costs to defend the Company’s intellectual property. In the Performance Chemicals segment, the addition of the Caprolactone Acquisition will be complemented by continued profitable growth in pavement technologies and mix improvements in industrial specialties. We expect these benefits to be partially offset by somewhat lower volumes in industrial specialties, modest inflationary costs in freight, raw materials, and CTO, as well as higher outage costs at the Warrington facility due to planned outages and higher transition service agreement costs as we separate Warrington from Perstorp. Some risks to the 2019 outlook include lower than anticipated North American, Chinese, and European vehicle sales and production, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 to 2018 shift towards light-trucks), lower oil prices and a reduction in oil drilling and production in oilfield technologies, Brexit and ongoing trade and tariff discussions between the U.S. and other countries. We expect to deliver fiscal year 2019 Adjusted EBITDA of $390 million to $400 million.
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
Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. Projected 2019 cash flow provided by operations is expected to be $290 million to $310 million. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments and additional acquisition-related cost payments. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2019, our available capacity under our revolving credit facility was $554.9 million. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing Revolving Credit and Term Loan Facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $75.6 million at September 30, 2019. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2019 included $55.6 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.
Other Potential Liquidity Needs
Share Repurchases
On February 20, 2017, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. In addition, on November 1, 2018, the Board of Directors approved the authorization for the repurchase of up to an additional $350.0 million of Ingevity’s outstanding common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. At September 30, 2019, $389.5 million remained unused under our Board-authorized repurchase program.

Capital Expenditures
Projected 2019 capital expenditures are expected to be $110 million to $120 million.
Cash flow comparison of Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
In millions	2019	2018
Net cash provided (used) by operating activities	$190.2	$166.4
Net cash provided (used) by investing activities	(622.4)	(376.3)
Net cash provided (used) by financing activities	433.6	179.9
Cash flows provided (used) by operating activities
During the first nine months of 2019, cash flow provided by operations increased primarily due to relatively flat inventory balances, exclusive of the Caprolactone Acquisition. Below provides a description of the changes to working capital during the first nine months of 2019 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	September 30, 2019	December 31, 2018
Cash and cash equivalents	$75.6	$77.5
Accounts receivable, net	167.2	118.9
Inventories, net	210.2	191.4
Prepaid and other current assets	46.0	34.9
Total current assets	$499.0	$422.7
Current assets as of September 30, 2019 increased $76.3 million compared to December 31, 2018 primarily due to increases in accounts receivable and inventories. Accounts receivable, net as of September 30, 2019 increased $48.3 million, includes $20.8 million associated with the Caprolactone Business as of September 30, 2019, which is consistent with the higher sales in the quarter ended September 30, 2019 compared to the quarter ended December 31, 2018. Also contributing to the increase in current assets is an increase in Inventories, net. The build in inventories is primarily due to the inclusion of the Caprolactone Business' product inventory of $15.0 million as of September 30, 2019. See Note 4 in the Condensed Consolidated Financial Statements for more information on the Caprolactone Acquisition and the preliminary purchase price allocation. Additionally, Prepaid and other current assets increased by $11.1 million, primarily related to an income tax receivable in the U.S. Cash and cash equivalents was relatively flat as compared to the balances at December 31, 2018.

In millions	September 30, 2019	December 31, 2018
Accounts payable	$107.5	$92.9
Accrued expenses	34.8	36.7
Accrued payroll and employee benefits	23.6	42.0
Current operating lease liabilities	17.6	—
Notes payable and current maturities of long-term debt	22.6	11.2
Income taxes payable	2.7	0.5
Total current liabilities	$208.8	$183.3
Current liabilities as of September 30, 2019 increased by $25.5 million compared to December 31, 2018 primarily driven by an increase in Accounts payable, Current operating lease liabilities, Income taxes payable, and Notes payable and current maturities of long-term debt, offset by decreases in Accrued expenses and Accrued payroll and employee benefits. The Caprolactone Acquisition contributed $10.7 million to the increase in Current liabilities as of September 30, 2019.
Cash flows provided (used) by investing activities
Cash used by investing activities in the nine months ended September 30, 2019 was $622.4 million and was primarily driven by the $537.9 million purchase of the Caprolactone Business (see Note 4 in the Condensed Consolidated Financial Statements for more information). The remaining cash used by investing activities was primarily driven by capital expenditures. In the nine months ended September 30, 2019 and 2018, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of Performance Materials activated carbon manufacturing facilities in Changshu, China, Waynesboro, Georgia and Covington, Virginia as well as expansion at our Performance Chemicals Deridder, Louisiana and Warrington, United Kingdom facilities.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2019	2018
Maintenance	$27.5	$31.9
Safety, health and environment	7.6	4.6
Growth and cost improvement	44.7	20.1
Total capital expenditures	$79.8	$56.6
Cash flows provided (used) by financing activities
Cash provided by financing activities in the nine months ended September 30, 2019 was $433.6 million and was driven by net borrowings of $193.0 million from our revolver and $375.0 million from the amendment to our Term Loan Facility (refer to Note 10 in the Condensed Consolidated Financial Statements for more information), offset by payments on long-term borrowings of $117.8 million, tax payments related to withholdings on restricted stock unit vestings of $14.3 million, and the repurchase of common stock of $6.4 million. Cash provided by financing activities in the nine months ended September 30, 2018 was $179.9 million and was primarily driven by the issuance of our 4.50% senior unsecured notes of $300.0 million, offset by debt issuance costs of $7.1 million, repurchases of common stock $18.1 million, noncontrolling interest distributions of $15.3 million, and $80.0 million associated with the acquisition of noncontrolling interest.

Contractual Obligations
Information related to our contractual commitments at December 31, 2018 can be found in a table included within Part II, Item 7 of our 2018 Annual Report. During the nine months ended September 30, 2019, pursuant to the terms and conditions set forth in the Caprolactone Agreement, we completed the acquisition of the Caprolactone Business for an aggregate preliminary purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Business is being integrated into our Performance Chemicals segment and is included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the acquisition (refer to Note 4 of the Condensed Consolidated Financial Statements for more information). Subsequent to the acquisition, on March 7, 2019, we borrowed $375.0 million in the form of a new term loan ("Incremental Term A-1 Loans") through an amendment to our Revolving Credit and Term Loan Facilities. The proceeds of the Incremental Term A-1 Loans were used to pay down our revolving credit facility borrowings utilized for the Caprolactone Acquisition (refer to Note 10 of the Condensed Financial Statements for more information). The Incremental Term A-1 Loans are not subject to amortization; the full principal balance is due and payable at maturity on August 7, 2022. As of September 30, 2019, the Incremental Term A-1 Loans bear interest at a rate of 3.11 percent. There have been no other material changes to our contractual commitments during the nine months ended September 30, 2019.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 21 percent of our net sales in the first nine months of 2019. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the nine months ended September 30, 2019, would have changed our net sales and income before income taxes by approximately $9.7 million or one percent and $3.1 million or two percent, respectively.

Interest rate risk
Our Revolving Credit Facility and Term Loan Facility each include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2019 would increase our annual interest expense by approximately $9.4 million or 18 percent.
In the second quarter of 2019, we entered into a floating-to-fixed interest rate swap for an initial aggregate notional amount of $141.3 million to limit exposure to interest rate increases related to a portion of the Company’s floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in July 2023. As a result, the Company’s effective fixed interest rate on the notional amount floating rate indebtedness will be 3.96% through May 2021. The fair value of this instrument at September 30, 2019 was a liability of $5.0 million.

Other market risks
Information about our other remaining market risks for the period ended September 30, 2019 does not differ materially from that discussed under Item 7A of our 2018 Annual Report.
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

As of September 30, 2019, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. As further discussed in Note 4 to the Condensed Consolidated Financial Statements included within this Form 10-Q, we completed the acquisition of the Caprolactone Business on February 13, 2019. We have begun the process of analyzing the related systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. Accordingly, pursuant to SEC guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for up to one year following the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of the Caprolactone Business.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. The Company is currently evaluating the Caprolactone Business' processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes. Such changes will be disclosed as required by applicable SEC guidance.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are, from time to time, involved in routine litigation and other legal matters incidental to our operations. None of the litigation or other legal matters in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity, or results of operations nor are we aware of any material pending or contemplated proceedings.

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

Below is a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASES OF EQUITY SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
July 1-31, 2019	—	$—	—	$—	$392,670,401
August 1-31, 2019	40,300	77.74	40,300	3,132,956	389,537,445
September 1-30, 2019	—	—	—	—	389,537,445
Total	40,300	$—	40,300	$3,132,956	$389,537,445
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed April 25, 2019).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed April 25, 2019).

10.1+	Ingevity Corporation Amended & Restated 2016 Omnibus Incentive Plan, effective May 16, 2016 and restated July 31, 2019.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
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
Date: October 29, 2019