Form 10-K
period 2019-12-31
Ingevity Corp
filed 2020-02-26
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

Delaware		47-4027764
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5255 Virginia Avenue	North Charleston	South Carolina	29406
(Address of principal executive offices)			(Zip code)
843-740-2300
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock ($0.01 par value)	NGVT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                 Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2019, the aggregate market value of common stock held by non-affiliates of the Registrant was $4,383,674,696. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 41,832,444  shares of common stock, $0.01 par value, outstanding at February 24, 2020.

Documents Incorporated by Reference
Portions of the Company's definitive 2020 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

Ingevity Corporation
Form 10-K

PART I
Item 1. Business
General
Ingevity’s business originated as part of the operations of its initial parent company, Westvaco Corporation, a paper and packaging company, using co-products of the kraft pulping process, primarily crude tall oil ("CTO"), and lignin, as well as hardwood sawdust from lumber manufacturing. Ingevity operated as a division of Westvaco Corporation and its corporate successors, including MeadWestvaco Corporation ("MeadWestvaco") and WestRock Company ("WestRock"), since 1964.
Ingevity Corporation was incorporated in Delaware on March 27, 2015. On May 15, 2016, we completed the separation of Ingevity from WestRock (herein referred to as the "Separation"). The Separation was completed by way of a distribution of all of the then outstanding shares of common stock of Ingevity through a dividend in kind of Ingevity's common stock (par value $0.01) to holders of record of WestRock common stock (par value $0.01) as of the close of business on May 4, 2016. Ingevity's common stock began "regular-way" trading on the New York Stock Exchange ("NYSE") on May 16, 2016 under the symbol "NGVT."
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
Our Performance Materials segment consists of our automotive technologies and process purifications product lines. Performance Materials manufactures products in the form of powder, granules, extruded pellets, extruded honeycombs, and activated carbon sheets. Automotive technologies products are sold into gasoline vapor emission control applications within the automotive industry, while process purification products are sold into the food, water, beverage, and chemical purification industries.
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

The charts below illustrate our revenue by segment, product line and geography in 2019 for all product lines. For more information on our U.S. and foreign operations, see Notes 5 and 20, to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Performance Materials		Performance Chemicals
Product Lines	Automotive Technologies	Process Purification	Pavement Technologies	Oilfield Technologies	Industrial Specialties	Engineered Polymers
Primary End Uses	Gasoline vapor emissions control	Purification of food, water, beverages and chemicals	Pavement preservation Adhesion promotion Warm mix asphalt technology	Well service additives Production and downstream application chemicals	Printing inks Adhesives Agrochemicals Lubricants Industrial intermediates	Coatings Resins Elastomers Adhesives Bio-plastics
Revenue	$490.6 million		$802.3 million
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
We are the global leader in caprolactone technologies, as shown by our invested capital base that represents approximately 60 percent of the global manufacturing capacity. Caprolactone is a critical input to many high-growth end-use applications such as thermoplastic additives for biodegradables and polyols in coatings, as well as other coatings, resins, elastomers, adhesives, and bioplastics. Our manufacturing footprint allows us to produce caprolactone monomer, and further derivatize it into the more profitable and faster growing market segments and geographies.
We are the leading global manufacturer of activated carbon used in gasoline vapor emission control systems in cars, trucks, motorcycles, and boats. Our activated carbon business is expected to benefit from increasingly stringent vehicle emission standards worldwide that our products are designed and qualified to meet. The annual global sales of light duty vehicles (i.e., passenger and light commercial vehicles) that are powered with gasoline are forecasted to grow from approximately 77 million to approximately 83 million vehicles, an increase of eight percent, from 2018 to 2028. Most of this growth is expected to occur outside of the U.S., Canada, and China in countries and regions where gasoline vapor emission standards significantly lag the new modern, highly effective standards that are currently being implemented in the U.S., Canada, and China. This provides significant upside potential in addition to the already favorable macroeconomic growth trends of the global automotive industry.
Flexible Manufacturing Capabilities Optimize Asset Utilization
The quality and diversity of our product portfolio, and the flexibility of our manufacturing assets, gives us the capability to direct our resources to their most profitable uses and geographies. Our Performance Chemicals assets include multipurpose chemical reactors that are capable of manufacturing products of varying chemistries that can serve multiple markets. For example, our North Charleston, South Carolina facility is capable of producing products for pavement, oilfield, and adhesives applications, while our DeRidder, Louisiana facility can be redirected with relative ease among various applications including printing inks, adhesives, oilfield, and asphalt. In our Warrington, U.K. facility, we have reactors for thermoplastic and polyol applications.  These Warrington, U.K. reactors can produce products for a variety of applications: adhesives, bioplastics, and medical devices in thermoplastics and adhesives, coatings, and elastomers in polyols.
Our Performance Materials facilities, which primarily produce automotive grade carbon, are also capable of producing a number of other activated carbon products for food, water, beverage, and chemical purification applications, maximizing the productivity of these assets.
Deep Technical Expertise and Product Innovation Capability and Experience
We have deep technical expertise and market knowledge and insights, derived from customer relationships and research and development capabilities, that drive our ability to innovate. Innovation efforts are led and supported by our teams of technical experts and industry veterans, many of whom are considered the foremost experts in their fields, spread throughout our organization in key positions from product development to manufacturing to sales. Each of our business units has its own development and application laboratories that work in partnership with our customers to refine existing products and develop new innovative products that will drive value for Ingevity and our customers.
With our technical expertise and product innovation capability and experience, and by working closely with our customers, our technical experts offer application solutions that address our customers’ most difficult challenges. For example, when our pavement contractor customers vary the aggregate and/or asphalt to be used in a particular job mix, they call on our expertise to quickly reformulate the Ingevity additive chemistry needed for the revised mix, enabling them to meet the original job specifications on time, regardless of the change. Also, we aid our automotive customers in designing and testing gasoline evaporative emissions canisters. Not only do we advise our direct customers (typically tier 1 and 2 automotive suppliers), we advise the automobile Original Equipment Manufacturers, or “OEMs”, as well. We have complex testing equipment in both the United States and China to help our customers address their challenges in meeting mandated evaporative emissions thresholds. In engineered polymers, we work with our customers to educate them about the unique performance characteristics of our caprolactone and caprolactone derivatives. One of the unique product characteristics of caprolactone is its biodegradability. We recently achieved a home compostability certification for our caprolactone based thermoplastics. We believe this certification will help to accelerate adoption of our thermoplastics for use in biodegradable plastics. Our ability to swiftly understand and address our customers’ performance needs allows Ingevity to maintain and grow its partnerships with its customer base.
Unique Decades-Long Track Record of Automotive Carbon Products Meeting Emission Compliance Standards
Current U.S. Federal, California, and Canadian regulatory standards and the China 6 national standard, promulgated in December 2016, require that gasoline vapor control devices remain effective for the entire life of the vehicles on which they are installed. Ingevity has a substantial, decades-long track record of providing life-of-vehicle product performance in a properly designed gasoline vapor control system. Our capability to engineer very specific mesoporous carbons on a large commercial scale allows the system designers to minimize the system’s size based on our carbon’s ability to remain highly effective over a vehicle’s lifetime. Given the imperative for automotive manufacturers to produce vehicles capable of meeting these long-term requirements, or potentially face expensive recalls and unfavorable publicity, our proven history provides our customers with assurance that Ingevity's activated carbon will provide life-of-vehicle product performance.
Global Supply Chain Reach
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
Collaborative Customer and End User Relationships Drive Profitable Growth Opportunities
We take a partnership approach with our customers, investing resources to deeply understand their customers’ needs so that we can provide technologically advanced, tailored solutions that allow our customers to maintain a competitive advantage in the markets they serve. Our knowledge of our customers’ end markets provides us with insights that enable us to develop solutions that address opportunities or challenges and create value for our customers. For example, through our relationships with several automobile OEMs (often, our customers’ customer), we learned that certain vehicles were having trouble passing emissions certification tests based on a small amount of volatile organic compounds ("VOCs") migrating from the engine via the vehicles’ air intake systems. To address this issue, we developed several generations of activated carbon-based solutions, including activated carbon extruded honeycombs and engineered activated carbon sheets, that manage these emissions while minimizing pressure drop in the air intake system-a key performance advantage to the OEMs. This drove demand for our product by addressing the needs of our customers’ customer. We believe this approach-driven demand for our products by developing solutions for our customers’ end markets has been, and will continue to be, a significant driver of profitable growth.
Education of Government and Regulatory Bodies on Scientifically Based Policies and Specifications
Many of our customers are subject to increasing regulatory standards and mandates. With our technical expertise and experience, our teams are a valued resource and work directly with government and regulatory bodies, in support of our customers, as experts in their field to educate regulators about existing and innovative technologies that support their objectives or solve specific challenges. As the trend continues both in mature and emerging markets towards more advanced solutions, we believe the ability to leverage our expertise to educate, advocate, and promote sensible regulatory solutions will benefit our customers while driving incremental value within those markets. For example, Ingevity has globally recognized expertise in the highly specialized field of automotive gasoline vapor emissions. While tailpipe emissions on vehicles are well recognized, understood and regulated, gasoline vapor emissions from vehicles have been lightly regulated in many countries outside the U.S., Canada, Brazil, and China. Our experts have educated authorities in other countries to help them understand and quantify the magnitude of these emissions and evaluate the highly effective solutions currently being adopted in the U.S., Canada, Brazil and China that can significantly reduce these gasoline vapor emissions at a relatively low cost per vehicle.
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
Long-term Secured Raw Material Supply
We have a long-term supply agreement with WestRock pursuant to which we purchase all of the CTO output from WestRock’s kraft mills, subject to certain exceptions. In 2018, we entered into a 20-year supply agreement with Georgia-Pacific LLC (“Georgia-Pacific”), pursuant to which we purchase the lesser of 125,000 tons of CTO and the aggregate output of CTO produced and originating at certain of Georgia-Pacific’s paper mills.
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
We believe the supply from Georgia-Pacific, WestRock, and with our other contracted sources of CTO, will allow us to serve expected customer demand.
Solvay Interox Limited (“Solvay”) is the primary provider of hydrogen peroxide to our Warrington, U.K. facility pursuant to a long-term supply agreement. Hydrogen peroxide is also widely available and we believe that the supply from Solvay will allow us to serve our expected demand.

Our Plans for Additional Growth
We have a demonstrated history of profitable growth. Looking ahead, we believe we will continue to deliver profitable growth by taking the following steps:

Expanding Sales to Existing Customers and into New Geographies
We believe we are well positioned to organically expand our sales through a combination of continued global market growth, leveraging our significant application knowledge to apply our existing products to new applications and capitalizing on the investments we have made in our global manufacturing, sales, technical centers, and distribution network. Our global reach allows us to effectively compete in new geographies by efficiently delivering proven innovative solutions where opportunities to apply our technologies exist. We continue to leverage our significant application knowledge and intimate customer relationships to target opportunities where we know our products perform well and to create demand for our products by driving value for our customers.
We intend to continue to strengthen our position in emerging markets where there are significant opportunities for growth. Opportunities include the expansion of sales of our pavement products into areas increasingly in need of newly paved roads and increased sales of activated carbon solutions driven by anticipated regulatory changes in global automotive gasoline emissions control standards.
Increasing Our Offering of Specialized, Higher Margin Products
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
We have a history of success in product development and differentiation. For example, our oilfield technologies product line focuses on development and marketing of specialized tall oil based emulsifiers and corrosion inhibitors as well as marketing base tall oil fatty acid ("TOFA") refinery products.
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
Additionally, we search to supply the right chemistry for the applications within our market segments regardless of the raw materials required. Applying our unique insights into the end use applications of our products, our team searches to find novel solutions, outside of our current CTO-based materials, to problems and our team also works to create the supply chain needed to provide those products to our customers. As an example, we develop, manufacture, and sell product solutions in our pavement technologies product line that are TOFA and hydrocarbon based.
We also believe that there is significant upside in further developing and expanding caprolactone-based products and derivatives. The end-markets in which we are expanding have favorable trends that we believe will support growth rates higher than global gross domestic product ("GDP"). For example, caprolactone’s performance properties give it superior performance in biodegradable plastics, medical devices, and aerospace coatings, among other applications.
Innovating to Enable Our Customers to Adapt to Increasingly Stringent Regulatory Standards
We are a valued resource to government and regulatory agencies around the world, from California to China, including national, regional, and local environmental regulatory bodies. We work directly with such bodies, in support of our customers, to help them develop sensible standards based on the availability of technological solutions that make such standards commercially achievable. As standards are adopted and become increasingly demanding, the products that can be used to achieve compliance with such standards become increasingly technologically complex to design and manufacture on a commercial level. Our ability to meet these complexities provides Ingevity with a distinctive commercial edge-as our customers in many applications depend on us to help them meet their compliance standards. We also work closely with automotive companies and their suppliers to ensure that they understand and can meet increasingly stringent vehicle emission standards.
Investing Organically and Selectively Pursue Acquisitions that Further Strengthen Our Product Portfolio
We plan to continue to invest capital organically in attractive cost reduction projects and in capacity expansions as necessary to meet demand growth. For example, in 2016, to meet the growing demand for our activated extruded honeycomb products that help meet the U.S. and Canadian Low Emission Vehicle, or LEV III, and Tier 3 regulations, we began a multi-year capital expansion at our Waynesboro, Georgia facility that will effectively quadruple the capacity output of that facility by the end of 2020. Also, in 2020, we will complete a brownfield expansion and infrastructure upgrades at our Covington, Virginia facility in order to meet the growing activated carbon demand for the China 6 regulation. We will also complete growth expansion work at our Warrington, U.K. facility that includes streamlining and replacing monomer production equipment with equipment that is more modern and efficient. As demand for our products grows, we will continue to evaluate additional capacity expansion as needed.
In addition, we intend to pursue value-creating acquisitions, such as the acquisition (the "Caprolactone Acquisition") of Perstorp Holding AB’s caprolactone division (the "Caprolactone Business"), the acquisition (the "Pine Chemical Acquisition") of Georgia-Pacific's Pine Chemical business ("Pine Chemical Business"), and the acquisition of the remaining 30 percent ownership interest of our Purification Cellutions, LLC joint venture (now known as Ingevity Georgia, LLC), all of which represented attractive opportunities in our target markets as well as in high-value niche applications that complemented our product portfolio and capabilities. We continue to seek to add product lines and portfolios which we believe serve end-markets with growth rates significantly greater than global GDP, as well as having the potential to be a platform for additional bolt-on acquisitions. We will also continue marketing and manufacturing alliances that will play an important role in strengthening our leadership positions. We are evaluating acquisitions both domestically and globally.

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
Our automotive carbon products are typically part of vehicle-based gasoline vapor emissions control systems which can range from systems equipped with an approximately one liter carbon canister that captures one day of diurnal parking emissions, to more sophisticated Onboard Refueling Vapor Recovery (“ORVR”), running loss and multi-day diurnal parking systems with a two to three-liter carbon canister that is over 98 percent efficient. The captured gasoline vapors are largely purged from the carbon and directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive carbon products are part of a system that provides for both environmental control and energy recovery. We estimated, based upon 2016 data, that our products collectively prevented over 20,000 metric tons of VOC emissions each day from being lost to the atmosphere and returned the equivalent of 8 million gallons of gasoline each day to power vehicles.
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. While tailpipe emissions on vehicles are well recognized, understood, and regulated, gasoline vapor emissions from vehicles have been lightly regulated in many countries outside the U.S., Canada, Brazil, and China. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations represents a low-cost, high-return opportunity to address their air quality issues. The annual global sales of light duty vehicles (i.e., passenger and light commercial vehicles) that are powered with gasoline are forecast to grow from approximately from approximately 77 million to approximately 83 million vehicles, an increase of eight percent from 2018 to 2028. Most of this growth is expected to occur outside of the U.S., Canada, and China in countries and regions where gasoline vapor emission standards significantly lag the new modern, highly effective standards that are currently being implemented in the U.S., Canada, and China. Adoption of modern gasoline vapor emission standards in these regions would have significant, positive environmental and energy efficiency impacts and provide significant upside growth potential for our automotive carbon business.
The U.S. and Canada have led the world in recognizing and addressing the harm to air quality caused by gasoline vapor emissions, and in early 2014 enacted regulatory standards that will further reduce these emissions to “near zero” levels by phasing in Tier 3 and LEV III evaporative emission standards through 2022, which will result in significant increases in the use of our “canister bleed emissions” system patent over that same period. The Tier 3 and LEV III phase in schedule requires compliance with the standard as follows: 40 percent of model year 2017’s vehicles, 60 percent of model year 2018’s vehicles, 80 percent of model year 2020’s vehicles and 100 percent of model year 2022’s vehicles. The most commonly applied embodiment of the patent uses our activated carbon in the main part of the canister and our activated carbon extruded honeycomb(s) as a “scrubber” on the outlet side of the canister to reduce the canister’s emissions to “near zero.” One of our significant “canister bleed emissions” patents expires in March 2022. The extruded honeycombs are manufactured through an activated carbon ceramic extrusion process at our Waynesboro, Georgia facility. We have a 100 percent controlling ownership and operating responsibility at this facility, after having purchased the remaining 30 percent ownership interest in the Purification Cellutions, LLC joint venture (now known as Ingevity Georgia, LLC) from our partner in August of 2018.
Most countries outside the U.S., Canada, China, and Brazil have significantly lagged in the adoption of regulatory standards that would reduce these gasoline vapor emissions, focusing instead on regulating the more “visible” tailpipe emissions. These countries are using a gasoline vapor emission standard that is functionally equivalent to a 1981 U.S. regulatory standard. As a result, in Europe, Asia, Africa, and Latin America, gasoline vapor emissions are the primary source of automotive VOC emissions. China has begun implementation of a new national standard, China 6, that is functionally equivalent to the 2009 alignment of U.S. Tier 2 with California LEV II. This new national standard, containing ORVR and multi-day diurnal parking emission controls, is scheduled to be fully phased in by July 2020 with the announced early implementation in several large, provincial, and municipal regions that began in 2019.
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
•On December 23, 2016, the China Ministry of Environmental Protection and the China State Administration of Quality Supervision, Inspection, and Quarantine released its China 6 National Standard on the Limits and Measurement Methods for Emissions from Light-Duty Vehicles (GB 18352 6-2016). In the new standard, diurnal control is increased to 48 hours, running loss conditions are simulated, and ORVR is added. Emissions limits are also reduced and will be similar to those in U.S. Tier 2. As a result, canister volumes are expected to increase by 2 to 3 times and the majority of the canisters are expected to shift to high activity carbons and pellets. This new standard fully implements nationally on July 1, 2020.
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
Current regulatory standards in the U.S. and Canada require that gasoline vapor control devices remain effective for the entire life of the vehicles on which installed. The end of lifetime requirements for most vehicles is 10 years or 120,000 miles, but increased to 15 years or 150,000 miles for a large segment of these vehicles with the implementation of the Tier 3 standard. China 6 standards also include a lifetime requirement of 12 years or 160,000 kilometers (which changes to 200,000 kilometers beginning in July 2023). Ingevity has a substantial, decades long track record of providing life-of-vehicle product performance based on our unique capability to engineer a very specific mesoporous carbon on a large commercial scale. Given the imperative for automotive manufacturers to produce vehicles capable of meeting these long term requirements, or potentially face expensive recalls and unfavorable publicity, there is an increased risk to using other producers who do not have a comparable, proven history, particularly given the significant costs associated with non-compliance should an offering fail to maintain effectiveness over vehicle lifetimes. Additionally, because these gasoline vapor control systems are certified as “environmental devices” for models currently in production, it is time consuming and costly to replace our products within the vehicle’s control system with a competitive product during the vehicle’s model platform production life due to the high cost of recertification.
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
Ingevity is further uniquely positioned to capitalize on the opportunity afforded by the adoption of these modern vapor emission regulatory standards, which will, as a practical matter (given current technology), require manufacturers of light duty vehicles in countries adopting these standards to incrementally install advanced gasoline vapor control technology with carbon capable of meeting the new regulatory standards. Based on the regulatory trends and growth in vehicle sales, the revenue for Ingevity's automotive emissions products has doubled since 2015. Ingevity, through its proprietary technology, trade secrets and confidential manufacturing know-how, has unparalleled capability and expertise to manufacture the high performance activated carbon products required to meet these regulatory standards, as well as more stringent standards likely to be imposed in the years to come. These same capabilities and expertise will help Ingevity to maintain its position in the U.S. and Canada automotive markets as they implement the adoption of “near zero” gasoline vapor emission levels.
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
We also utilize phosphoric acid, which is used to chemically activate the hardwood sawdust. This phosphoric acid is sourced through multiple suppliers to protect against supply disruptions and to maintain competitive pricing. The market price of phosphoric acid is affected by the global agriculture market as the majority of global phosphate rock production is used for fertilizer production and only a portion of that production is used to manufacture purified phosphoric acid. In the recent past, there has been price volatility in phosphoric acid due to increased phosphate rock demands in global agriculture, which has in turn negatively affected our business.
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
Another extrusion process we employ is with our honeycomb “scrubber.” We utilize an activated carbon infused ceramic extrusion process. These extruded honeycomb “scrubbers” are a component of the our patented system to reduce the canister’s emissions to “near zero” and are manufactured at our Waynesboro, Georgia facility.
Customers
We sell our automotive products to over 60 customers around the globe. In 2019, our ten largest customers accounted for approximately 80 percent of segment sales. We are the trusted source of these products for many of the world’s largest automotive parts manufacturers, including Aisan Industry, Delphi Technologies, MAHLE, and many other large and small component manufacturers throughout the global automotive supply chain. Our relationship with many of our customers and their customers-the vehicle manufacturers themselves-have been in place for most of our history in this application. Ingevity also produces activated carbon products for food, water, beverage and chemical purification applications, which are sold to approximately 80 customers throughout the world.
We operate primarily through a direct sales force in North America and our other major markets and also have a smaller, focused network of agents and distributors that have established a strong direct sales and marketing presence in Europe and Asia.
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

Performance Chemicals
Ingevity’s Performance Chemicals segment, which is comprised of four product lines (pavement technologies, oilfield technologies, industrial specialties, and engineered polymers), develops, manufactures, and sells a wide range of specialty chemicals. Our products are utilized in pavement preservation, pavement adhesion promotion, warm mix asphalt, oil well service additives, oil production, and downstream, printing inks, adhesives, agrochemical dispersants, lubricants, coatings, resins, elastomers, bioplastics, and other diverse industrial uses. Our application expertise is often called upon to provide unique solutions to our customers that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2019, our top ten customers accounted for approximately 26 percent of our segment revenue; the next 100 customers made up approximately 45 percent of our segment revenue.
Raw Materials and Production
Our Performance Chemicals business serves customers globally from three manufacturing locations in the U.S. and one in the United Kingdom. Most of our pavement technologies, oilfield technologies, and industrial specialties products are derived from CTO, a co-product of the kraft pulping process, where pine is used as the source of the pulp. CTO is produced by acidulating black liquor soap skimmings ("BLSS"), which are recovered during the kraft pulping process. Consumers of CTO can purchase BLSS from pulping mills that do not have acidulation capacity (in which case the BLSS will need to be acidulated into CTO), and purchase CTO from pulping mills that do have acidulation capacity. The CTO is further separated by distillation into tall oil rosin ("TOR"), TOFA and other biofractions. As such products are further refined or chemically modified, higher value derivative products are created, making their way into a wide variety of industrial and consumer goods. We also produce products derived from lignin, extracted from black liquor, a co-product of the kraft pulping process. Our engineered polymers' products are caprolactone based, which is derived from cyclohexanone, a benzene derivative, and hydrogen peroxide, both of which are readily available in the market. Lignin, TOR, TOFA and caprolactone are sold directly to customers in some instances, or are further refined or chemically modified into higher value derivative products or performance chemicals.
The availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp, which is the predominant fiber source for packaging grades of paper as well as fluff pulp for personal care products. As a result, there is a finite global supply of CTO, with global demand for softwood kraft pulp driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers is covered by supply agreements, further constraining availability.
We have a long-term supply agreement with WestRock pursuant to which we purchase all of the BLSS and CTO output from WestRock’s kraft mills, subject to certain exceptions. Beginning in 2025, either party may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the agreement currently are expected to supply approximately 17 to 19 percent and 15 to 17 percent, respectively, of the total amount of products expected to be supplied under our agreement with WestRock. In the event that WestRock exercises its right to terminate our supply agreement with them or remove a kraft mill as a supply source, we may be able to obtain substitute supplies of BLSS or CTO from other suppliers, spot purchases or a new contract with WestRock. The agreement with WestRock includes pricing terms based on market prices. Based on WestRock’s current output, we currently expect to source approximately 30 to 40 percent of our CTO requirements from WestRock under this agreement through 2025 based on the maximum operating rates of our three U.S. Performance Chemicals' facilities.
In 2018, we entered into a 20-year supply agreement with Georgia-Pacific pursuant to which we will purchase the lesser of 125,000 tons or 100 percent of the CTO production from select Georgia-Pacific kraft mills during each contract year, subject to certain exceptions. The agreement with Georgia-Pacific includes a market pricing formula which is subject to quarterly adjustments. Under this agreement, we currently expect to source approximately 30 percent of our CTO requirements through 2025 based on the maximum operating rates of our three U.S. Performance Chemicals' facilities.
We have agreements with other suppliers to satisfy substantially all of the balance of our expected requirements of CTO through 2020.
We believe that we are well positioned to have sufficient CTO required to meet demand for our operations. However, if any of our suppliers (including WestRock or Georgia-Pacific) fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, we would be unable to maintain our current levels of production. In addition, if WestRock exercises its rights to terminate the agreement or remove a kraft mill as a supply source, and we are unable to arrange a substitute supply of CTO, we would be unable to maintain our current levels of production. Additionally, there are other pressures on the availability of CTO. Some kraft pulp mills may choose to consume their production of CTO to meet their energy needs or reduce their carbon footprint rather than sell the CTO to third parties. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting our quality standards. See “Risk Factors-Risks Related to Ingevity’s Business-Our Performance Chemicals segment is highly dependent on CTO, which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.”
Also, regulatory mandates in Europe for the use of biofuel have placed additional pressure on CTO availability. See “Risk Factors-Risks Related to Ingevity’s Business-The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”), which will be repealed on July 1, 2021 (the “RED”), and the new Directive replacing Directive 2009/28, which has to be implemented by Member States by June 30, 2021 (the “RED II”)) and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels."
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
The key raw materials in our Performance Chemicals caprolactone manufacturing are cyclohexanone and hydrogen peroxide. Cyclohexanone is derived from benzene and is widely available. We maintain multiple suppliers to protect against supply disruptions and to maintain competitive pricing. Hydrogen peroxide is also widely available and is currently supplied by a co-located supplier under a long-term supply agreement. However, Brexit may pose some risk to the supply chain for our Warrington, UK facility. See “Risk Factors- General Business and Economic Risk- Our engineered polymers product line may be adversely affected by the United Kingdom's withdrawal from the European Union.”
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
Customers
We supply asphalt additives and technologies to approximately 500 customers through the use of Ingevity sales representatives and distributors. In 2019, our ten largest customers accounted for 37 percent of the product line's sales. Technology centers located in the U.S., China, Europe, and India create market insights for product development customized to local and regional markets.

Competition
We compete on the basis of deep knowledge of our customers’ business and extensive insights into road building technologies and trends globally. We use these strengths to develop consulting relationships with government departments of transportation, facilitating new technology introduction into key markets around the world. Our combined expertise in the disciplines of chemistry and civil engineering provides a comprehensive understanding of the relationship between molecular structure of our chemistries and their impact on the performance of pavement systems. This allows us to develop products customized to local markets and to consistently deliver cost-effective solutions for our customers. Our primary competitors in pavement technologies are Nouryon and Arkema.
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
Customers
We sell our oilfield technologies to approximately 70 customers around the globe through the use of Ingevity sales representatives and distributors. In 2019, our ten largest customers accounted for 74 percent of the product line's sales.
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
Industrial Specialties
Our industrial specialties group manufactures specialty chemicals including: adhesive tackifiers, agrochemical dispersants, lubricant additives, printing ink resins, and industrial intermediates. Our technical expertise and formulation capabilities allow us to develop innovative products to meet our customers’ various needs.
Adhesives. We are a leading global supplier of tackifier resins, which provide superior adhesion to difficult-to-bond materials, to the adhesives industry. Adhesive applications for our products include construction, product assembly, packaging, pressure sensitive labels and tapes, hygiene products, and road markings.
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

Printing Inks. We are a leading supplier of ink resins from renewable resources to the global graphic arts industry for the preparation of printing inks. Our products improve gloss, drying speed, viscosity, adhesion, and rub resistance of the finished ink to the substrate. We produce a wide array of resins, typically specifically tailored to a customer’s use, which can vary by application, pigment type, end use, formulation, manufacturing, and printing process.
Industrial Intermediates. Our functional chemistries are sold across a diverse range of industrial markets including, among others, paper chemicals, textile dyes, rubber, cleaners, mining, and nutraceuticals.
Customers
We sell our industrial specialty chemicals to approximately 500 customers around the globe through the use of Ingevity sales representatives and distributors. We have an over twenty-year relationship with many of our significant customers in this business. In 2019, our ten largest customers accounted for 42 percent of the product line's sales.
Competition
In industrial specialties, our customers select the product that provides the best balance of performance, consistency, and price. Reputation and commitment to our customer’s industry are also valued by our customers and allow us to win business when other factors are equal. In our adhesives business, our products compete against other tackifiers, including other TOR-based tackifiers as well as tackifiers produced from gum rosin and hydrocarbon starting materials. In addition, the choice of polymer used in an adhesive formulation drives the selection of tackifier. In agrochemicals, the selection of a dispersant is made early in the product development cycle and the formulator has a choice among Ingevity’s sulfonated lignin products, lower quality lignosulfonates and other surfactants such as naphthalene sulfonates. In lubricants, we compete against other producers of distilled tall oil and additives. In printing inks, our products compete against other resins that can be derived from TOR, gum rosin and, to a lesser extent, hydrocarbon sources. In our industrial intermediates business, our TOFA competes against widely available fats and oils derived from tallow, soy, rapeseed, palm, and cotton sources.
Competitors differ depending on the product, application, and region and include Kraton, Eastman Chemical, ExxonMobil, Borregaard, Lawter, Respol/Forchem, DRT, as well as several others.
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
Customers
We sell our engineered polymers chemicals to over 300 customers around the globe through the use of Ingevity sales representatives and distributors. We have a 40-year history in the business long-term relationships with some of our customers of more than ten years. In 2019, our ten largest customers accounted for 43 percent of the product line's sales.
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
Brexit
Our engineered polymers' commercial and manufacturing teams have been proactively planning for various contingencies related to the United Kingdom's ("U.K.") withdrawal from the European Union ("EU"), an event generally referred to as "Brexit". Such planning includes positioning additional raw materials in the U.K., as well as storing additional inventories of products in the EU, in order to minimize the impact of any short term Brexit related supply chain disruptions and potential liquidity impacts.
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
Environment
Our operations are subject to extensive regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over the foreign operations of Ingevity, including relating to the discharge of materials into the environment and the handling, disposal, and clean-up of waste materials, and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the material effects that compliance with these regulations may have upon the capital expenditures, earnings or competitive position of Ingevity, but it is anticipated that such compliance will not have a material adverse effect on any of the foregoing. For a further discussion, see “Risk Factors-Risks Related to Ingevity’s Business-Our business involves hazards associated with chemical manufacturing, storage, transportation and disposal” and “Risk Factors-Risks Related to Ingevity’s Business-The Company’s operations are subject to a wide range of general and industry specific environmental laws and regulations.” Environmental regulation and legal proceedings have the potential to involve significant costs and liability for Ingevity.
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
Seasonality
There are a variety of seasonal dynamics, including global climate and weather conditions, that impact our businesses, though none materially affect financial results, except in the case of the pavement technologies product line, where roughly 70 to 75 percent of revenue is generated between April and September. From a supply perspective, this seasonality is effectively managed through pre-season inventory build then active inventory management throughout the year.
Employees
We currently employ approximately 1,850 employees, of whom approximately 76 percent are employed in the U.S. Approximately 20 percent are represented by domestic (i.e. U.S.) labor unions under various collective bargaining agreements ("CBA"). We engage in negotiations with labor unions for new CBAs from time to time based upon expiration dates of agreements and statutory requirements. We consider our relationships with all salaried, union hourly and non-hourly employees to be positive and collaborative.
The Company did not have any collective bargaining agreements expire in 2019. However, the Company ratified an agreement with the International Brotherhood of Electrical Workers ("IBEW") at our North Charleston, South Carolina facility in January 2019.
The Company has two collective bargaining agreements that are set to expire in early 2020. At our Crossett, AR facility, the CBA with the International Association of Machinists and Aerospace Workers expired on January 15, 2020. At our Wickliffe, Kentucky facility, the CBA with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC expired on February 1, 2020. We have begun to negotiate with the unions at both facilities.
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
In 2019, sales outside of the U.S. made up approximately 40 percent of our total sales, and we sell our products to customers in approximately 75 countries. We have exposure to risks of operating in many foreign countries, including:
•fluctuations in foreign currency exchange rates, including the euro, pound sterling, Japanese yen and Chinese renminbi;
•restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the U.S.;
•difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;
•unexpected changes in political or regulatory environments;
•earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;
•political and economic instability;
•unforeseen public health crises, such as pandemic and epidemic diseases (including the recent outbreak of coronavirus disease 2019 (COVID-19) ("Coronavirus") in China);
•import and export restrictions, tariffs, and other trade barriers or retaliatory actions;
•difficulties in maintaining overseas subsidiaries and international operations;
•difficulties in obtaining approval for significant transactions;
•government limitations on foreign ownership;

•government takeover or nationalization of business; and
•government mandated price controls.
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
Our operations outside the U.S. require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the U.S. are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Additionally, certain of our operations are subject to the UK Bribery Act, which prohibits public and commercial bribery. Our activities may create the risk of unauthorized payments or offers of payments by our employees, agents or joint venture partners that could be in violation of anti-corruption laws, even though these parties are not subject to our control. We have internal control policies and procedures and training and compliance programs for our employees and agents with respect to the FCPA, UK Bribery Act and other applicable anti-corruption laws. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable anti-corruption laws may result in internal, independent or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our financial condition and results of operations.
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

Changes in trade policy, including the imposition of tariffs and the resulting consequences, could have a material adverse effect on our financial condition and results of operations.
The U.S. has indicated its intent to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. Additionally, the United Kingdom (“UK”) and the European Union (“EU”) will be negotiating a free trade agreement. Furthermore, the U.S. has recently imposed tariffs on certain U.S. imports and is considering the imposition of tariffs on other U.S. imports. China and other countries have responded with retaliatory tariffs on certain U.S. exports and additional tariffs could be imposed. The resulting trade war could have a significant adverse effect on world trade and the world economy. To the extent that changes in trade policies, trade tariffs and other restrictions imposed by the United States, EU, China and other countries increase the price of, or limit the amount of goods imported, the costs of our raw materials and products may be adversely affected and the demand from our customers for products may be diminished, which could adversely affect our revenues and profitability. We cannot predict future trade policy or the terms of any renegotiated trade agreements or their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the global economy, which in turn could adversely impact our business, financial condition and results of operations.
Our engineered polymers product line may be adversely affected by the United Kingdom's withdrawal from the European Union.
Our engineered polymers product line is manufactured in Warrington, UK. On January 31, 2020, the UK ceased to be a member of the EU, an event generally referred to as “Brexit”. The UK and the EU are currently in a transition period until December 31, 2020 during which time all EU law continues to apply to, and in, the UK as if it were an EU member state. The transition period may be extended for up to two years, however recent UK legislation provides that the UK cannot agree to any such extension. Currently, the UK and the EU are negotiating a new free trade agreement. If no agreement is reached, trade relations between the EU and the UK will default to World Trade Organization (“WTO”) rules following the transition period. In addition, unless otherwise negotiated with individual countries, after the transition period the UK will lose the benefit of all EU free trade agreements with other countries and such trade relations will similarly default to WTO rules. As a result, the long-term nature of the UK’s relationship with the EU and these other countries remains unclear and there is considerable uncertainty if and when any trade agreements will be agreed upon and implemented and how any such trade agreements will impact our business. The effects of this uncertainty also continues to impact the political and economic environment in the UK and across other EU member states, and may impair our ability to transact business. This uncertainty could also continue to affect the UK, the EU and worldwide economic or market conditions and contribute to the instability in global financial markets, and the value of the pound sterling or other currencies, including the Euro.
Additionally, a significant portion of the regulatory regime that applies to our operations in the UK is derived from EU directives and regulations, including REACH. Pursuant to domestic UK legislation, these laws and regulations will be incorporated into UK law following the transition period. However, the regulatory frameworks of the UK and the EU may subsequently change and potentially divergent national laws and regulations may develop. This may have adverse practical and/or operational implications for our engineered polymers product line, including the potential disruption to supply chains, additional compliance and operational costs, required product modifications and necessary operational changes.
The trade uncertainties stemming from Brexit and the impact of possible regulatory changes may adversely affect our engineered polymers operations, results of operations and financial condition.
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
Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, the global economic downturn in 2008/2009 led to a drastic reduction in vehicle sales and an even greater reduction in vehicle production as OEMs right-sized their inventories to meet the lower sales volumes. Regional disruptions due to localized natural disasters or multi-month strikes at suppliers or OEMs can also significantly impact vehicle production and therefore demand for our automotive carbon. Additionally, if the recent Coronavirus outbreak continues, it could negatively impact demand for Chinese automotive sales, which would adversely impact sales of our automotive carbon products. The extent to which the Coronavirus outbreak impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of the Coronavirus, actions to contain the Coronavirus or treat its impact, among others.
The Company’s printing inks business serves customers in a market that is facing declining volumes and downward pricing.
In recent years, the use of inks in which our printing ink resins are used, such as those made for magazines and catalogs, has significantly decreased, as the printing industry has experienced a reduction in demand due to various factors including the global economic downturn of 2008 and 2009, which severely impacted volumes, and competition from alternative sources of communication, including email, the Web, electronic readers, interactive television and electronic retailing. The impacts of these changes have led to continued intense competition and downward pricing pressures on printing inks, and therefore, our ink products.
The Company’s pavement technologies product line is heavily dependent on government infrastructure spending.
A significant portion of our customers’ revenues in our pavement technologies business is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ need for our products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, for example, the governments of various jurisdictions within North America, South America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies, delays in the expenditures and delays or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

The Company’s oilfield technologies product line is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.
Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile. Crude oil prices have declined significantly since 2014, with West Texas Intermediate oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in February 2016, a level which had not been experienced since 2003. Pricing has climbed to a trading range of $55 to $58 per barrel in the November 2019 to January 2020 time frame. Unless potential hostilities between the U.S. and Iran escalate, pricing is not currently forecasted to change significantly from these levels during 2020. While these pricing levels are significantly above the February 2016 levels, they remain off their highs seen in the last decade.
Any prolonged low pricing environment for oil and natural gas is likely to result in reduced demand for our oilfield technology products, which may have a material adverse effect on our results of operations.
The Company’s engineered polymers product line is reliant on cyclical end-markets, such as the automotive market and the apparel market, which are impacted by changes in consumer and industrial demand.
Our engineered polymers product line end-markets are subject to constant and rapid technology changes, changes in consumer preferences, evolving standards, and changes in product supply and demand. For example, demand for our engineered polymers products in the automotive market, where our products are formulated into automotive resins and coatings and various components, may be affected by technological advances, changing automotive OEM specifications and global automobile production levels. In the footwear market, demand for our engineered polymers products, where our products are sold into footwear adhesives, may be affected by consumer discretionary spending and changes in consumer preferences. The impact of these changes may lead to increased competition from competing and substitute products and downward pricing pressures on our customers, and therefore, our engineered polymers product offerings.
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
From time to time we may be engaged in legal actions associated with our intellectual property rights and automotive carbon business, including associated potential counterclaims; if we are unsuccessful, these could potentially result in an adverse effect on our financial condition and results of operations.
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

We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. For instance, we manufacture some of our products in China where we may be at a greater risk of a third party misappropriating our intellectual property despite the foregoing policies, procedures and agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.
We are currently involved in several legal actions relative to intellectual property associated with our "canister bleed emissions" patent. These have resulted in counterclaims against us, including anti-competition claims, which we are vigorously defending. These and other legal actions to protect, defend or enforce our intellectual property rights could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights, or an adverse decision in any counterclaim, could have an adverse effect on our financial condition and results of operations.
Our Performance Chemicals segment is highly dependent on CTO, which is limited in supply; lack of access to sufficient CTO would impact our ability to produce CTO-based products.
The availability of CTO is essential to the Company’s Performance Chemicals segment. Availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp, which is the predominant fiber source for packaging grades of paper as well as fluff pulp for personal care products. As a result, there is a finite global supply of CTO-with global demand for softwood pulp driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers in North America is covered by long-term supply agreements, further constraining availability.
At the time of the Separation, we entered into a long-term supply agreement with WestRock pursuant to which we purchase all of the BLSS and CTO output from WestRock’s existing (at the time of separation) kraft mills, subject to certain exceptions. This agreement includes pricing terms based on market prices.
Pricing for the products in our agreement with WestRock is based on the prevailing market prices of products at the time of purchase. The pricing formulas are subject to certain pricing floors as set forth in the agreement with WestRock. Given the take-or-pay requirements of the agreement with WestRock, in adverse market conditions we could be required to purchase BLSS and CTO from WestRock at prices where our results of operations could be materially and adversely affected.
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
Beginning in 2025, either party to the WestRock agreement may provide a notice to the other party terminating the WestRock agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement. In addition, from 2022 until 2025, either party may provide a one-year notice to remove a kraft mill as a supply source. The two largest kraft mills under the WestRock agreement currently supply approximately 17 to 19 percent and 15 to 17 percent, respectively, of the total amount of products supplied under our agreement with WestRock. If WestRock exercises its rights to terminate the agreement or remove a kraft mill as a supply source, and we are unable to arrange for a substitute supply of CTO, we would be unable to continue to produce the same quantity of products and our results of operations could be materially and adversely affected.

There are other pressures on the availability of CTO. Some pulp or paper mills may choose to consume their production of CTO to meet their energy needs or reduce their carbon footprint rather than sell the CTO to third parties. Also, as described below, there are regulatory pressures that may incentivize suppliers of CTO to sell CTO into alternative fuel markets rather than to historical end users such as Ingevity. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting Ingevity’s quality standards. For example, the combined impact of Hurricane Katrina in August 2005 and Hurricane Rita in September 2005 caused significant damage to forests throughout the southern U.S. This significantly affected the availability and quality of the supply of CTO during late 2005 and into 2006. In addition, Hurricanes Florence and Michael in 2018 disrupted vendor operations and reduced availability of CTO supply well into 2019.
We may not realize the growth opportunities that are anticipated from the Caprolactone Acquisition.
The continued benefits that are expected to result from the Caprolactone Acquisition will depend, in part, on our ability to further realize the anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of the Caprolactone Business. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as the Caprolactone Business, and while integration is largely complete, the remaining process of integrating operations could cause an interruption of, or loss of momentum in, our and the Caprolactone Business’ activities. Members of our senior management have and may be required to continue to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage other aspects of our business, service existing customers, attract new customers and develop new products or strategies. If we are not able to effectively complete the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate the Caprolactone Business. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Even if we are able to integrate the Caprolactone Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities that we currently expect from this integration, and we cannot guarantee that this benefit will be achieved within anticipated time frames or at all. For example, the associated costs of the Caprolactone Acquisition may be greater than we expect. Additionally, global market conditions and Brexit may continue to negatively impact the Caprolactone Business. Any of these would offset the anticipated benefit from the Caprolactone Acquisition.
The Caprolactone Acquisition may expose us to unknown liabilities.
On February 13, 2019, we acquired all the shares of Perstorp UK Ltd. and, as a result, we are generally subject to all of its liabilities, subject to a warranty and indemnity insurance policy and remedies in the Caprolactone Agreement. We may learn additional information about the Caprolactone Business that adversely affects us, such as unknown liabilities, including liabilities under environmental or tax laws, or issues that could affect our ability to comply with other applicable laws. If previously unknown liabilities or other obligations of the Caprolactone Business emerge in the future, and available remedies are not sufficient, our business could be materially affected.
The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”), which will be repealed on July 1, 2021 (the “RED”), and the new Directive replacing Directive 2009/28, which has to be implemented by Member States by June 30, 2021 (the “RED II”)) and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels.
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
In spring 2015, the EU adopted amendments to the Renewable Energy Directive. RED now expressly lists CTO as a residue-type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-

based and other qualifying biofuels. In 2018, the EU adopted RED II (effective 2021-2030) which increased the target for energy consumed from renewable sources in the transport section to 14 percent by 2030. Advanced biofuels must comprise 0.2% of the transport sector by 2022 and 3.5% by 2030. CTO remains an expressly listed feedstock for advanced biofuels and may be doubled counted toward these goals. RED II requires Member States shall prepare plans to set national targets and growth trajectories for their contributions to the EU-wide target. The RED II now includes language to consider the potential for undue market distortion for the raw materials used to meet these targets.
In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the United States at both the Federal and State level. Currently, none of the legislation mandates or provides incentives for the use of CTO as a transportation fuel. Some regional cap and trade programs may incentivize the use of CTO in stationary sources. Future legislation in the U.S. and elsewhere may promote the use of CTO as a feedstock for production of alternative fuels.
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
Pricing for CTO (which accounted for approximately 10 percent of all of our cost of sales and 32 percent of our raw materials purchases for 2019) is subject to particular pricing pressures by reason of the limited supply elasticity of the product and competing demands for its use, all of which drive pressure on price:
•CTO is a product of the kraft pulping process, and the global supply of CTO is inherently constrained by the volume of kraft pulping processing;
•CTO can be burned as alternative fuels, either in support of the originating pulp mill operations, by energy companies or biofuel companies; and
•Regulations or other incentives mandate or encourage the consumption of biofuels as alternatives, including CTO.
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
The Company is dependent on other raw materials, including, but not limited to, hardwood sawdust, phosphoric acid, ethylene amines, black liquor, nonylphenol, hydrogen peroxide, cyclohexanone, and pentaerythritol. Raw material costs are a significant operating expense of the Company. The cost of raw materials can be volatile and subject to increases as a result of, among other things, changing economic conditions, political or policy considerations, supply and demand levels, instability in energy producing nations, and natural events such as extreme weather events or even insect infestations. Any interruption in the supply of the raw materials on which we depend, and any increases in the cost of raw materials that we are not able to pass on to customers in the form of price increases or other adjustments, may materially impact our financial condition and results of operations.

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
An operational disruption in any of our facilities could negatively impact production and our financial results. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, as well as risk that may result from climate change, could cause operational disruptions. Additionally, other unanticipated problems such as labor difficulties, health epidemics (including the recent Coronavirus outbreak in China), equipment failure, capacity expansion difficulties or unscheduled maintenance could also cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. In certain cases, we have some products that are only made at one facility. For example, in the case of our Waynesboro, Georgia facility, while we have some redundancies within the facility, we only have one facility that makes our extruded honeycomb products. In the case of our Warrington, UK facility, while we have some redundancies within the facility, we only have one facility that makes our caprolactone products. As other examples, in our Charleston SC facility, we source black liquor from an adjacent paper mill to isolate and subsequently modify lignin to serve our agriculture customers while we make the vast majority of our ink resin products in our DeRidder, Louisiana facility. While we have redundancies within these facilities, we have limited ability to make these products at other facilities. Finally, the Coronavirus outbreak is causing travel disruptions, quarantines and/or closures, which could result in disruptions to our manufacturing and production operations at our Changshu and Zhuhai facilities, as well as those of our suppliers and customers. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could be similarly adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. Significant delays or increased costs affecting these transportation methods could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations. For example, Solvay is our primary provider of hydrogen peroxide to our Warrington, UK Performance Chemicals facility, which is co-located with the Solvay Warrington, UK chemical plant (“Solvay Plant”). Disruptions at the Solvay Plant impacting Solvay’s ability to supply hydrogen peroxide could adversely affect our financial condition and results of operations. See also "Our engineered polymers product line may be adversely affected by the United Kingdom's withdrawal from the European Union." risk factor.
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
Many of our production employees are governed by collective bargaining agreements (“CBAs”). From time to time the Company engages in negotiations to renew CBAs as those contracts are scheduled to expire. At our North Charleston Performance Chemicals facility, the Company ratified a new CBA with the IBEW in January 2019. At our Crossett Performance Chemicals facility, the CBA with the International Association of Machinists and Aerospace Workers expired on January 15, 2020. At our Wickliffe Performance Materials facility, the CBA with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC expired on February 1, 2020. We have begun to negotiate with the unions at both facilities.
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
The Company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations, including, for example, related to bisphenol A, formaldehyde and air emissions. Changes in environmental laws and regulations, or their application, could subject the Company to significant additional capital expenditures and operating expenses in future years. Additionally, changes in the regulation of greenhouse gases, as well as future climate change laws and regulations, depending on their nature and scope, could subject our operations to significant additional costs or limits on operations. Our manufacturing facilities use energy, including electricity and natural gas and some of our plants emit amounts of greenhouse gas that may in the future be affected by legislative and regulatory efforts to limit greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in facilities and equipment or limit our ability to grow.
However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could have a negative impact on us.
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
The secure processing, maintenance and transmission of sensitive, confidential and personal data is critical to our operations and business strategy. We follow industry best practices and have instituted a system of security policies, procedures, capabilities, and internal controls designed to protect this information. Additionally, we engage third-party threat detection and monitoring services which includes a global cyber security incident response team. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”), and the China Cybersecurity Law. GDPR, which applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries, mandates new compliance obligations, and imposes significant fines and sanctions for violations. CCPA requires companies to provide new data disclosure, access, deletion and opt-out rights to consumers in California. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. Such breaches, cyber incidents and disruptions, or failure to comply with laws and regulations related to information security or privacy, could result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties or judgements, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, which could adversely affect our business, financial condition or results of operations.

We are dependent on certain customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the applicable segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company’s ten largest customers (across both segments) accounted for 33 percent of total sales for 2019. No customer accounted for more than 10 percent of total sales for 2019. With some exceptions, our business with those large customers is based primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our financial condition and results of operations would be materially adversely affected.
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
Certain of our floating rate debt uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our floating rate debt.
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
The market price of Ingevity common stock may fluctuate significantly due to a number of factors, some of which may be beyond Ingevity’s control, including:
•actual or anticipated fluctuations in Ingevity’s operating results;
•changes in earnings estimated by securities analysts or Ingevity’s ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment under which Ingevity operates; and
•domestic and worldwide economic conditions.
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
Ingevity’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Ingevity’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of Ingevity’s stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of Ingevity’s board to issue preferred stock without stockholder approval;
•the ability of Ingevity’s remaining directors to fill vacancies on Ingevity’s board of directors; and
•the inability of Ingevity’s stockholders to remove directors other than for cause while the board is classified.
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

	Own / Lease	Functional Use
North Charleston, South Carolina	Own / Lease (1)	Corporate Headquarters; Application Labs; Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
Crossett, Arkansas	Lease	Performance Chemicals: Manufacturing
DeRidder, Louisiana	Own	Performance Chemicals: Manufacturing
Waynesboro, Georgia	Own(2)	Performance Materials: Manufacturing
Wickliffe, Kentucky	Lease	Performance Materials: Manufacturing
Changshu, People’s Republic of China	Lease	Performance Materials: Manufacturing
Warrington, United Kingdom	Lease	Performance Chemicals: Manufacturing, Application Lab
Zhuhai, People’s Republic of China	Lease	Performance Materials: Manufacturing, Application Lab
________________________
(1)Portions of the manufacturing operations are on leased land.
(2)Certain manufacturing assets are subject to a capital lease with the Development Authority of Burke County (the county in which Waynesboro, Georgia is located).

ITEM 3. LEGAL PROCEEDINGS
We are from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our combined financial condition or results of operations nor are we aware of any material pending or contemplated proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
Richard B. Kelson	73	Interim President and Interim Chief Executive Officer (2020 – present); Director and Chairman of the Board (2016 – present); Chairman, President and Chief Executive Officer of ServeCo LLC (2009 – present).
John C. Fortson	52	Executive Vice President, Chief Financial Officer & Treasurer (2015-present); Vice President, Chief Financial Officer and Treasurer of AAR Corporation (2013-2015); Managing Director in the Investment Banking Department of Bank of America Merrill Lynch (2007-2013)
Katherine P. Burgeson	62	Executive Vice President, General Counsel & Secretary (2015-present); Associate General Counsel of WestRock (2015); Deputy General Counsel of MeadWestvaco (2006-2015)
Michael P. Smith	59	Executive Vice President & President of Performance Chemicals, Strategy and Business Development (2017-present); Senior Vice President Strategy and Business Development (2016-2017), Vice President of Health and Nutrition at FMC Corporation (2013-2015); Division General Manager of BioPolymer at FMC Corporation (2006-2013)
S. Edward Woodcock	54	Executive Vice President & President of Performance Materials (2015-present); Vice President of MeadWestvaco's Carbon Technologies business (2010-2015)
_______________
(1) As of December 31, 2019.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters

Ingevity's common stock ($0.01 par value) is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." There were approximately 5,200 record holders of our common stock as of February 24, 2020.

Unregistered Sales of Equity Securities

Not Applicable.

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2019.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Repurchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2019	—	$—	—	$—	$389,537,445
November 1-30, 2019	—	—	—	—	389,537,445
December 1-31, 2019	—	—	—	—	389,537,445
Total Q4 2019	—	$—	—	$—	$389,537,445
_______________
(1) On February 20, 2017, our Board of Directors authorized the repurchase of up to $100 million of our common stock. On November 1, 2018, our Board of Directors approved the authorization for the repurchase of up to an additional $350 million of our outstanding common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors.

Stock Performance Graph

The following table and graph present the cumulative total stockholder return for Ingevity's common stock compared with the Standard & Poor's (S&P) MidCap 400 Index, S&P SmallCap 600 Index and the Dow Jones (DJ) U.S. Specialty Chemicals Index since Ingevity's stock began "regular-way" trading on the NYSE on May 16, 2016.

The graph assumes the investment of $100 in each of Ingevity's common stock, the S&P MidCap 400 Index, S&P SmallCap 600 Index, and DJ U.S. Specialty Chemicals Index on May 16, 2016, and that all dividends, if any, were reinvested. Previously, Ingevity was included in the S&P SmallCap 600 Index and was moved to the S&P MidCap 400 Index on March 12, 2019, so we updated our comparative broad market index accordingly for the fiscal year ended December 31, 2019. In light of our market capitalization, the S&P MidCap 400 index is a more comparable broad market index with which to compare Ingevity.

		December 31,
	May 16, 2016	2016	2017	2018	2019
Ingevity Corporation	$100.00	$204.24	$262.36	$311.58	$325.32
S&P SmallCap 600 Index	100.00	123.53	139.77	127.87	156.94
S&P MidCap 400 Index	100.00	115.37	134.09	119.22	150.41
Dow Jones US Specialty Chemicals Index	$100.00	$105.60	$129.24	$120.40	$135.15

Total Stockholder Returns
$350
$300
$250
$200
$150
$100
$50
Index Value
5/16/2016
12/31/16
12/31/17
12/31/18
12/31/19
Ingevity Corporation
S&P SmallCap 600 Index
S&P MidCap 400 Index
Dow Jones US Specialty Chemicals Index

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

ITEM 6. SELECTED FINANCIAL DATA
Ingevity did not operate as a separate, stand-alone entity for all five years listed below. Our consolidated balance sheets as of December 31, 2019, 2018, 2017, and 2016, respectively, and our consolidated statement of operations, comprehensive income (loss), and cash flows for the years ended December 31, 2019, 2018, and 2017, respectively, consist of the consolidated balances of Ingevity as prepared on a stand-alone basis. Our consolidated balance sheets as of December 31, 2015, and our consolidated statements of operations, comprehensive income (loss), and cash flows for the years ended December 31, 2016, and 2015, respectively, have been prepared on a “carve out” basis for the periods and dates prior to the Separation. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Years Ended December 31,
In millions, except per share and share data	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$1,292.9	$1,133.6	$972.4	$908.3	$958.3
Gross profit	482.0	416.8	329.0	274.4	275.4
Income before income taxes	227.9	221.8	174.8	87.0	136.5
Net income (loss) attributable to Ingevity stockholders	183.7	169.1	126.5	35.2	79.7
Per Share Data attributable to Ingevity stockholders (1)
Basic earnings (loss) per share	$4.39	$4.02	$3.00	$0.83	$1.89
Diluted earnings (loss) per share	$4.35	$3.97	$2.97	$0.83	$1.89

Balance Sheet Data (at period end):
Working capital (2)	$247.7	$239.4	$215.5	$158.3	$196.5
Property, plant and equipment, net	664.7	523.8	438.5	422.8	437.5
Total assets	2,141.7	1,315.2	929.6	832.8	778.7
Long-term debt including finance lease obligations	1,228.4	741.2	444.0	481.3	80.0
Total equity	530.8	338.7	277.9	134.6	517.4

Other Data:
Capital expenditures	$114.8	$93.9	$52.6	$56.7	$100.9
Depreciation and amortization expense	85.0	57.0	40.4	38.8	34.6
Weighted average common stock outstanding (in thousands) (1):
Basic shares	41,801	42,037	42,130	42,108	42,102
Diluted shares	42,200	42,601	42,529	42,271	42,102
_______________
(1) On May 15, 2016, WestRock Company distributed 42.1 million shares of Ingevity's common stock to holders of its common stock. Basic and diluted earnings (loss) per share for the year ended December 31, 2015 is calculated using the number of common shares distributed on May 15, 2016. Basic and diluted earnings (loss) per share for the year ended December 31, 2016 is calculated using the weighted average number of common shares outstanding for the period beginning after May 15, 2016.
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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A under the heading "Risk Factors" as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•we are exposed to risks that the expected benefits from the Caprolactone Acquisition may not be realized or will not be realized within the expected time period, the risk of significant transaction costs and unknown or understated liabilities;
•we may be adversely affected by general economic and financial conditions beyond our control;
•we are exposed to risks related to our international sales and operations;
•our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;
•our operations outside the U.S. require us to comply with a number of U.S. and foreign regulations, violations of which could have a material adverse effect on our financial condition and results of operations;
•we may be adversely affected by changes in trade policy, including the imposition of tariffs and the resulting consequences;
•our engineered polymers product line may be adversely affected by the United Kingdom’s withdrawal from the European Union;
•we are dependent upon attracting and retaining key personnel;
•adverse conditions in the global automotive market or adoption of alternative or new technologies may adversely affect demand for our automotive carbon products;
•we face competition from producers of alternative products and new technologies, and new or emerging competitors;
•we face competition from infringing intellectual property activity;
•if increasingly more stringent air quality standards worldwide are not adopted, our growth could be impacted;
•we may be adversely affected by a decrease in government infrastructure spending;

•our printing inks business serves customers in a market that is facing declining volumes and downward pricing;
•our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply;
•lack of access to sufficient CTO would impact our ability to produce CTO-based products;
•a prolonged period of low energy prices may materially impact our results of operations;
•we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;
•the occurrence of a natural disaster, such as a hurricane, winter or tropical storm, earthquake, tornado, flood, fire or other matters such as labor difficulties (including work stoppages), equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;
•the adverse effect of the Coronavirus on our international sales and operations, demand for our automotive carbon products, and our manufacturing facilities and supply chain;
•from time to time we are called upon to protect our intellectual property rights and proprietary information though litigation and other means;
•if we are unable to protect our intellectual property and other proprietary information we may lose significant competitive advantage;
•information technology security breaches and other disruptions;
•government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies and the chemicals industry; and
•losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

Overview
Ingevity Corporation ("Ingevity," "the company", "we," "us" or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
Our Performance Materials segment consists of our automotive technologies and process purifications product lines. Performance Materials manufactures products in the form of powder, granules, extruded pellets, extruded honeycombs, and activated carbon sheets. Automotive technologies products are sold into gasoline vapor emission control applications within the automotive industry, while process purification products are sold into the food, water, beverage, and chemical purification industries.
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

Recent Developments
Perstorp AB's Caprolactone Business
On February 13, 2019, we completed the acquisition of Perstorp UK Ltd. with Perstorp Holding AB ("Seller"), including the Seller's entire caprolactone business ("Caprolactone Business"), herein referred to as the "Caprolactone Acquisition." The Caprolactone Acquisition was completed for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition is being integrated into our Performance Chemicals segment and included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition.
Revolving Credit and Term Loan Facility Amendment
On March 7, 2019, we entered into an Amendment No. 3 and Amendment No. 4 (the “Amendments”) to our Credit Agreement. Among other things, the Amendments established a new class of incremental term loan commitments, collectively referred to as the 2019 Term Loan, in the aggregate principal amount of $375.0 million. The 2019 Term Loan of $375.0 million is in additional to the existing 2017 Term Loan of $375.0 million.
The 2019 Term Loan is not subject to amortization; the full principal balance is due and payable at maturity on August 7, 2022. The 2019 Term Loan bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin (the “2019 Term Loan Applicable Margin”), in the case of base rate loans, ranging between zero and 0.25 percent, and in the case of adjusted LIBOR rate loans, ranging between 0.75 percent and 1.25 percent. The 2019 Term Loan Applicable Margin is based on a total leverage based pricing grid.
As consideration for Amendments, we paid to each lender party thereto a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans under held by such lender. Fees of $1.8 million were incurred to secure the 2019 Term Loan. These fees have been deferred and will be amortized over the term of the loan.
We used the proceeds of the 2019 Term Loan to repay loans outstanding under our Revolving Credit Facility.

Results of Operations

	Years Ended December 31,
In millions, except per share data	2019	2018	2017
Net sales	$1,292.9	$1,133.6	$972.4
Cost of sales	810.9	716.8	643.4
Gross profit	482.0	416.8	329.0
Selling, general and administrative expenses	163.1	132.4	106.4
Research and technical expenses	19.7	21.5	19.8
Separation costs	—	—	0.9
Restructuring and other (income) charges, net	1.8	(0.5)	3.7
Acquisition-related costs	26.9	10.8	7.1
Other (income) expense, net	(4.3)	1.0	0.5
Interest expense	54.6	33.2	18.1
Interest income	(7.7)	(3.4)	(2.3)
Income (loss) before income taxes	227.9	221.8	174.8
Provision (benefit) for income taxes	44.2	40.0	29.6
Net income (loss)	183.7	181.8	145.2
Less: Net income (loss) attributable to noncontrolling interests	—	12.7	18.7
Net income (loss) attributable to Ingevity stockholders	$183.7	$169.1	$126.5

Net Sales Comparison of Years Ended December 31, 2019, 2018, and 2017

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2019	$1,292.9	14%	(1)%	4%	11%
Year Ended December 31, 2018	1,133.6	17%	1%	1%	15%

Year Ended December 31, 2019 vs. 2018
The sales increase in 2019 was driven primarily by a volume increase of $123.7 million (11 percent of sales). Performance Materials and Performance Chemicals contributed $70.1 million and $53.6 million, respectively, to the volume growth during the year. The Caprolactone Acquisition, completed in the first quarter of 2019, contributed $122.1 million to the favorable volume growth during the period. Additionally, the favorable pricing and product mix of $43.2 million (four percent of sales) across both segments, offset partially by unfavorable foreign exchange impacts of $7.6 million (one percent of sales) resulted in the year over year Net sales increase.
Year Ended December 31, 2018 vs. 2017
The sales increase in 2018 was driven by a volume increase of $142.9 million (15 percent of sales). Performance Materials and Performance Chemicals contributed $44.6 million and $98.3 million, respectively, to the volume impacts during the year. Additionally, the favorable pricing and product mix of $13.5 million (one percent of sales) across both segments, as well as favorable foreign exchange impacts of $4.8 million (one percent of sales) resulted in the year over year Net sales increase.

Gross Profit
Year Ended December 31, 2019 vs. 2018
Gross profit improvement of $65.2 million was driven by favorable sales volume contributing $62.0 million of additional gross profit and pricing and product mix improvement contributing $39.5 million. These positive impacts were offset by increased manufacturing costs of $26.0 million, inventory step-up amortization related to the Pine Chemical Acquisition and Caprolactone Acquisition of $7.0 million (see Note 17 within the Condensed Consolidated Financial Statements included within Part II. Item 8 of the Form 10-K for more information), and unfavorable foreign currency exchange of $3.3 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Year Ended December 31, 2018 vs. 2017
Gross profit improvement of $87.8 million was driven by favorable sales volume contributing $67.1 million of additional gross profit, pricing and product mix improvement of $20.6 million, and favorable foreign currency exchange of $1.9 million. These positive impacts were offset by increased manufacturing costs of $0.4 million, inventory step-up amortization related to the Pine Chemical Acquisition of $1.4 million (see Note 17 within the Condensed Consolidated Financial Statements included within Part II. Item 8 of the Form 10-K for more information). Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Year Ended December 31, 2019 vs. 2018
Selling, general and administrative ("SG&A") expenses were $163.1 million (13 percent of sales) and $132.4 million (12 percent of sales) for the years ended December 31, 2019 and 2018, respectively. The increase in SG&A is primarily due to intangible asset amortization associated with the Caprolactone Acquisition and Pine Chemical Acquisition of $16.5 million and increased legal costs associated with our Performance Materials' intellectual property litigation of $10.2 million, and increased spending related to the new engineered polymers product line.
Year Ended December 31, 2018 vs. 2017
SG&A expenses were $132.4 million (12 percent of sales) and $106.4 million (11 percent of sales) for the years ended December 31, 2018 and 2017, respectively. The increase in SG&A is primarily due to intangible asset amortization of $10.6 million associated with the Pine Chemical Acquisition, litigation expenses of $4.9 million in our Performance Materials segment, and growth related spending in both segments.
Research and technical expenses
Years Ended December 31, 2019, 2018, and 2017
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.5 percent in the year ended December 31, 2019 from 1.9 percent and 2.0 percent in the years ended December 31, 2018 and 2017, respectively.

Restructuring and other (income) charges, net
2019 activities
During the third quarter of 2019, we initiated a reorganization as part of an effort to improve our Performance Chemicals segment's workflow and efficiency to best serve our customers’ needs and reduce costs. As a result of this reorganization, we recorded $1.5 million in severance and other employee-related costs in the year ended December 31, 2019.
During the second quarter of 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million in proceeds from the sales as a gain on sale of assets, which was offset by a $0.7 million charge related to other miscellaneous exit costs in the year ended December 31, 2019.

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
Detail on these restructuring charges and asset disposal activities is provided below.

	Years Ended December 31,
In millions	2019	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$(0.4)	$(0.6)	$—
Severance and other employee-related costs (1)	1.5	0.1	1.3
Other (income) charges, net (2)	0.7	—	2.4
Total restructuring and other (income) charges, net	$1.8	$(0.5)	$3.7
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

Acquisition-related costs
Years Ended December 31, 2019, 2018, and 2017
Acquisition costs of $26.9 million, $10.8 million, and $7.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, were comprised of charges incurred in connection with the acquisitions of the Caprolactone Business and Pine Chemical Business. See Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Other (income) expense, net

	Years Ended December 31,
In millions	2019	2018	2017
Foreign currency exchange (income) loss	$0.2	$2.0	$1.2
Royalty and sundry (income) loss	(1.9)	(0.8)	(0.7)
Impairment of equity investment (1)	—	1.5	—
Other (income) expense, net	(2.6)	(1.7)	—
Total Other (income) expense, net	$(4.3)	$1.0	$0.5
_______________
(1) Represents an impairment charge related to an equity investment within our Performance Materials segment.

Interest expense

	Years Ended December 31,
In millions	2019	2018	2017
Interest expense on finance lease obligations	$6.1	$6.2	$6.1
Interest expense on revolving credit facility and term loans	36.2	14.9	11.4
Interest expense on senior notes	13.5	13.0	—
Capitalized interest	(1.6)	(1.1)	(0.3)
Other	0.4	0.2	0.9
Total interest expense	$54.6	$33.2	$18.1
Interest income
Years Ended December 31 2019, 2018, and 2017
Interest income was $7.7 million, $3.4 million, and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest income is primarily related to the interest earned on our restricted investment of $2.0 million and $2.3 million from our fixed-to-fixed cross-currency interest rate swap (see Note 6 and 10 to the Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K for more information).
Provision (benefit) for income taxes
Detail explaining the change in the effective tax rate is presented in Note 18 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
Net income (loss) attributable to noncontrolling interests
Year Ended December 31, 2019, 2018, and 2017
Net income (loss) attributable to noncontrolling interests was zero, $12.7 million and $18.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our noncontrolling interest represented the 30 percent ownership interest held by a third-party U.S.-based company in our consolidated Purification Cellutions, LLC legal entity, prior to our purchase of this remaining interest on August 1, 2018.

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
Performance Materials

In millions	Years Ended December 31,
	2019	2018	2017
Net sales
Automotive Technologies product line	$454.9	$362.0	$312.5
Process Purification product line	35.7	38.4	36.8
Total Performance Materials - Net sales	$490.6	$400.4	$349.3
Segment EBITDA	213.4	169.4	141.8
Net Sales Comparison of Years Ended December 31, 2019, 2018, and 2017

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2019	$490.6	23%	(1)%	6%	18%
Year Ended December 31, 2018	$400.4	15%	—%	2%	13%

Year Ended December 31, 2019 vs. 2018
Segment net sales. The increase in 2019 was driven by $70.1 million (18 percent of sales) in volume improvements in automotive evaporative emission canister products due to stricter environmental regulation in the Chinese, North American, and European automotive markets. These gains were further bolstered by favorable pricing and product mix of $22.9 million (six percent of sales), partially offset by unfavorable foreign currency exchange impacts of $2.8 million (one percent of sales).
Segment EBITDA. Segment EBITDA increased $44.0 million due to favorable volume primarily in the automotive carbon application, which contributed $41.3 million and favorable pricing and product mix, which contributed $18.9 million. These gains were partially offset by increased manufacturing costs of $5.4 million and increased SG&A and research and technical costs of $14.6 million, primarily due to increased intellectual property litigation costs of $10.2 million. Favorable foreign currency exchange impacts and other miscellaneous income of $3.9 million also contributed to the increase.
Year Ended December 31, 2018 vs. 2017
Segment net sales. The increase in 2018 was driven by $44.6 million (13 percent of sales) in volume improvements in the automotive carbon market due to strong growth in high content vehicle production for sale into the North American automotive market and increased vehicle content due to regulatory adoption. Additionally, we had improved price and product mix of $5.2 million (two percent of sales) and favorable foreign currency exchange impacts of $1.3 million (less than one percent of sales).
Segment EBITDA. Segment EBITDA $27.6 million primarily due to $28.6 million in favorable volumes and $8.2 million in favorable pricing and product mix, and lower production and operating costs of $1.8 million . These gains were partially offset by higher SG&A expenses of $8.9 million, unfavorable foreign currency exchange impacts of $0.6 million, and the impairment of an equity investment of $1.5 million.
Performance Chemicals

	Years Ended December 31,
In millions	2019	2018	2017
Net sales
Pavement Technologies product line	$111.4	$114.2	$77.8
Oilfield Technologies product line	183.3	178.5	163.0
Industrial Specialties product line	385.5	440.5	382.3
Engineered Polymers product line	122.1	—	—
Total Performance Chemicals - Net sales	$802.3	$733.2	$623.1
Segment EBITDA	183.5	151.1	100.9

Net Sales Comparison of Years Ended December 31, 2019, 2018, and 2017

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2019	$802.3	9%	(1)%	3%	7%
Year Ended December 31, 2018	$733.2	18%	1%	1%	16%

Pine Chemical Business and Caprolactone Business
The Pine Chemical Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since March 8, 2018. The Caprolactone Business is being integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the years ended December 31, 2019 and 2018, includes the results of these acquisitions as compared to historical results. For a pro forma comparative analysis of 2019 versus 2018 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business."
Year Ended December 31, 2019 vs. 2018
Segment net sales. The sales increase was driven by favorable volume of $53.6 million (seven percent of sales), which consisted of a favorable increase in engineered polymers ($122.1 million), partially offset by volume declines in industrial specialties ($63.9 million), oilfield technologies ($3.3 million) and pavement technologies product lines ($1.3 million). Also driving the net sales increase was pricing and product mix of $20.3 million (three percent of sales) in industrial specialties ($12.3 million), oilfield technologies ($0.8 million), and pavement technologies product lines ($7.2 million), which were partially offset by unfavorable $4.8 million (one percent of sales) of foreign currency exchange impact.
Segment EBITDA. Segment EBITDA increased $32.4 million due to favorable volume of $20.7 million, favorable price and product mix of $20.6 million, as well as favorable SG&A costs of $2.0 million. These favorable operating results were partially offset by $10.4 million of unfavorable manufacturing productivity, primarily driven by higher freight costs, and unfavorable foreign currency exchange impacts and other miscellaneous charges of $0.5 million.
Year Ended December 31, 2018 vs. 2017
Segment net sales. The sales increase was driven by favorable volume of $98.3 million (16 percent of sales) driven by industrial specialties ($52.3 million), oilfield technologies ($33.9 million) and pavement technologies product lines ($12.1 million). Additionally, favorable pricing and product mix of $8.3 million (one percent of sales) in industrial specialties ($3.3 million), oilfield technologies ($2.3 million), and pavement technologies product lines ($2.7 million) markets and favorable $3.5 million (one percent of sales) of foreign currency exchange contributed to results.

Segment EBITDA. Segment EBITDA increased $50.2 million due to favorable volume of $38.5 million, favorable price and product mix of $12.4 million, favorable manufacturing and production costs, net of freight inflation, of $3.5 million, and favorable foreign currency exchange and other miscellaneous income of $4.2 million. These gains were partially offset by unfavorable SG&A expenses of $8.4 million, which was partially due to higher employee-related costs.

Performance Chemical Pro Forma Financial Results with the Pine Chemical Business and Caprolactone Business
We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance. Our pro forma segment information includes adjustments as if the acquisitions had occurred on January 1st, in the year preceding the year of acquisition. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated the Pine Chemical Business and Caprolactone Business since January 1st in the year preceding the acquisition, nor will the pro forma amounts necessarily be indicative of our future results.

Performance Chemical Pro Forma Financial Results
	Year Ended December 31,
In millions	2019	2018
Net sales
Performance Chemicals, as reported (1)	$802.3	$733.2
Pine Chemical Business and Caprolactone Business, pro forma (2)	17.7	187.2
Pro Forma Combined Net Sales (3)	$820.0	$920.4
Segment EBITDA
Performance Chemicals, as reported (1)	$183.5	$151.1
Pine Chemical Business and Caprolactone Business, pro forma (2)	5.5	65.9
Pro Forma Combined Segment EBITDA (3)	$189.0	$217.0
_______________
(1)  As reported amounts are the results of operations of Performance Chemicals, including the results of the Pine Chemical Business and Caprolactone Business, post acquisition dates of March 8, 2018 and February 13, 2019, respectively.
(2)  Pro forma amounts include historical results of the Pine Chemical Business and Caprolactone Business, prior to the acquisition dates of March 8, 2018 and February 13, 2019, respectively. These amounts also include adjustments as if the acquisitions had occurred on January 1st in the year preceding the acquisition, including the effects of purchase accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings, or synergies that have been or may have been realized.
(3)  The pro forma combined results are not necessarily indicative of what the results would have been had we acquired the Pine Chemical Business and Caprolactone Business on January 1st in the year preceding the acquisition, nor are they indicative of future results.

Performance Chemical Pro Forma Combined Net Sales

	Year Ended December 31,
In millions	2019	2018
Oilfield Technologies product line	$111.4	$118.8
Pavement Technologies product line	183.3	178.7
Industrial Specialties product line	385.5	455.9
Engineered Polymers product line	139.8	167.0
Pro Forma Combined Net Sales - Performance Chemicals	$820.0	$920.4

Pro Forma Comparison of Year Ended December 31, 2019 vs. 2018

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Pro Forma Combined Net sales	Total change	Currency effect	Price/Mix	Volume
Year Ended December 31, 2019	$820.0	(11)%	(1)%	3%	(13)%

Pro Forma Combined Results - Year Ended December 31, 2019 vs. 2018
Pro Forma Combined Net Sales. The decrease was driven by unfavorable volume of $115.4 million (13 percent of sales), which consisted of unfavorable volumes in industrial specialties ($79.2 million), engineered polymers ($26.7 million), pavement technologies ($1.6 million), and oilfield technologies product lines ($7.9 million). This decline was partially offset by pricing and product mix increase of $20.3 million (three percent of sales) driven by favorable price and product mix in oilfield technologies ($0.8 million), pavement technologies ($7.2 million), and industrial specialties product lines ($12.3 million). In addition, unfavorable foreign currency exchange impacted Pro Forma Combined Net Sales by $5.3 million (less than one percent of sales).
Pro Forma Combined Segment EBITDA. Pro Forma Combined Segment EBITDA decreased by $28.0 million primarily due to decreased volumes of $50.3 million, increased manufacturing, freight and warehousing costs of $5.9 million, and unfavorable foreign currency exchange impact of $1.9 million. These declines were partially offset by $19.8 million of favorable pricing and product mix and $10.3 million of favorable SG&A costs.

Use of Non-GAAP Financial Measures
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
Adjusted EBITDA is defined as net income (loss) plus provision (benefit) for income taxes, interest expense, net, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, and pension and postretirement settlement and curtailment (income) charges.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income to Adjusted EBITDA
	Years Ended December 31,
In millions	2019	2018	2017
Net income (loss) (GAAP)	$183.7	$181.8	$145.2
Interest expense	54.6	33.2	18.1
Interest income	(7.7)	(3.4)	(2.3)
(Provision) benefit for income taxes	44.2	40.0	29.6
Depreciation and amortization - Performance Materials	24.2	22.2	19.8
Depreciation and amortization - Performance Chemicals	60.8	34.8	20.6
Pension and postretirement settlement and curtailment income (charges)	—	0.2	—
Separation costs	—	—	0.9
Restructuring and other (income) charges, net	1.8	(0.5)	3.7
Acquisition and other-related costs (1)	35.3	12.2	7.1
Separation costs	—	—	0.9
Adjusted EBITDA (Non-GAAP)	$396.9	$320.5	$242.7
_______________
(1) These charges are associated with the acquisition and integration of the Pine Chemical Business and the acquisition and integration of the Caprolactone Business. See below for more detail on the charges incurred.
	Years Ended December 31,
In millions	2019	2018	2017
Legal and professional service fees (i)	$14.2	$6.9	$7.1
Inventory fair value step-up amortization (ii)	8.4	1.4	—
Purchase price hedge adjustment (i)	12.7	3.9	—
Acquisition and other-related costs	$35.3	$12.2	$7.1
_______________
(i) Included within "Acquisition-related costs" on the consolidated statements of operations.
(ii) Included within "Cost of sales" on the consolidated statements of operations.
Adjusted EBITDA
Year Ended December 31, 2019, 2018 and 2017
The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.

Total Company Outlook and 2020 Guidance
For revenue, we expect favorable volume growth in Performance Materials’ automotive technologies product line driven by continued regulatory changes. In Performance Chemicals, we expect volume growth in pavement technologies driven by continued chemistry adoption and global growth, and in engineered polymers as monomer markets stabilize and the use of caprolactone derivatives grow in targeted applications, spurred in part due to new product and innovation products. The Performance Chemicals volume growth is expected to be partially offset by reduced volumes in the industrial specialties and oilfield technologies product lines. We expect that first quarter 2020 revenue will be unfavorably impacted by $20 million to $30 million, due to the impacts of the novel coronavirus (COVID-19), however, we believe we will recover some or all of this impact over the course of the year.
Adjusted EBITDA is expected to grow by one percent to six percent versus 2019. In the Performance Materials segment, growth will be driven by continued volume, price and mix improvements, as the US and Canada continue adoption of the Tier 3/LEV III standard, as China demand increases with continued adoption of China 6, and European demand increases as they continue implementation of Euro 6d. This growth will be partially offset by marginally lower vehicle demand, maintenance expense associated with a kiln replacement in Covington, and continued legal costs to defend the company’s intellectual property. In the Performance Chemicals segment, continued profitable growth in pavement technologies and a return to growth in engineered polymers is expected to be offset by somewhat lower volumes in industrial specialties and oilfield technologies, modest inflationary costs for freight and CTO, and lower throughput at our refineries. Some risks to the 2020 outlook include lower than anticipated U.S., China, Canadian and European vehicle sales and production, higher non-CTO raw materials costs with higher oil prices, a shift towards smaller vehicles in the U.S. (versus the 2016 to 2019 shift towards light trucks), lower oil prices and a reduction in oil drilling and production in oilfield technologies, Brexit, and ongoing trade and tariff discussions between the U.S. and other countries. We also expect the first quarter 2020 Adjusted EBITDA will be negatively impact by $10 million to $15 million as a result of the novel coronavirus (COVID-19), however, we believe we will recover some, if not all of, this impact over the course of the year. We expect to deliver fiscal year 2020 Adjusted EBITDA of $400 million to $420 million. These estimates assume a slowdown of the 2019 novel coronavirus (COVID-19) public health crisis by the end of the first quarter.
A reconciliation of net income to adjusted EBITDA as projected for 2020 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other related costs in connection with the Perstorp Holding AB’s Capa caprolactone business; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to future guidance and assessment of U.S. tax reform. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. We believe these sources will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. Over the next twelve months, we expect to make interest payments, capital expenditures, principal repayments, treasury share repurchases, income tax payments, incurred additional spend associated with our Performance Materials' intellectual property litigation, and may incur additional acquisition-related costs. As of December 31, 2019, our available capacity under our revolving credit facility was $616.6 million.
Cash and cash equivalents totaled $56.5 million at December 31, 2019. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of its insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at December 31, 2019 included $54.0 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.
Revolving Credit Facility and Term Loans
Refer to Note 11 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for a summary of our revolving credit facility and outstanding term loans.

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
During the year ended December 31, 2019, we repurchased $6.4 million in common shares, representing 80,300 shares of our common stock at a weighted average cost per share of $80.22. At December 31, 2019, $389.5 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.
Capital Expenditures
Projected 2020 capital expenditures are expected to be $95 million to $105 million. We have no material commitments associated with these projected capital expenditures as of December 31, 2019.

Cash flow comparison of Years Ended December 31, 2019, 2018, and 2017

	Years Ended December 31,
In millions	2019	2018	2017
Net cash provided by (used in) operating activities	$275.7	$252.0	$174.3
Net cash provided by (used in) investing activities	(658.3)	(414.4)	(58.6)
Net cash provided by (used in) financing activities	369.2	153.7	(57.8)
Cash flows provided by (used in) operating activities
During the year ended December 31, 2019, cash flow provided by operations increased primarily due to higher earnings, partially offset by working capital increases compared to 2018. Working capital increases in 2019 when compared to 2018 are further explained below.
Current Assets and Liabilities

	December 31,
In millions	2019	2018
Cash and cash equivalents	$56.5	$77.5
Accounts receivable, net	150.0	118.9
Inventories, net	212.5	191.4
Prepaid and other current assets	44.2	34.9
Total current assets	$463.2	$422.7
Current assets as of December 31, 2019, increased $40.5 million compared to December 31, 2018, primarily due to increases in inventories and accounts receivable. Accounts receivable, net as of December 31, 2019, increased $31.1 million, which includes $13.2 million of receivables associated with the Caprolactone Acquisition. The increase to accounts receivables was partially due to the increase in fourth quarter sales year over year and delayed customer receivable collections at the end of 2019. Inventories, net also contributed to the overall increase in total current assets, primarily due to the inclusion of the Caprolactone Business' product inventory of $14.3 million. See Note 17 in the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on the Caprolactone Acquisition. Additionally, Prepaid and other current assets increased by $9.3 million primarily related to the New Market Tax Credit transaction. See Note 11 in the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

	December 31,
In millions	2019	2018
Accounts payable	$99.1	$92.9
Accrued expenses	33.3	36.7
Accrued payroll and employee benefits	28.2	42.0
Current operating lease liabilities	17.1	—
Notes payable and current portion of long-term debt	22.5	11.2
Income taxes payable	15.3	0.5
Total current liabilities	$215.5	$183.3
Current liabilities as of December 31, 2019, increased by $32.2 million compared to December 31, 2018, driven primarily by the $17.1 million increase in Current operating lease liabilities associated with adoption of the new lease accounting standard (see Notes 4 and 14 in the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on the adoption and current lease balances). Also increasing current liabilities was an $11.3 million increase in the current portion of long-term debt (see Note 11 in the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our debt balances) as well a $14.8 million increase on our Income taxes payable. See Note 18 in the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information as it relates to income taxes and related balances. Offsetting the increases noted above was a decrease of

$13.8 million in Accrued payroll and employee benefits, primarily related to lower accrued incentive costs in the current year as compared to the year ended December 31, 2018.
Cash flows provided by (used in) investing activities
The cash used in investing activities for the year ended December 31, 2019 was primarily driven by the $537.9 million purchase of the Caprolactone Business (see Note 17 to the Consolidated Financial Statements Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). The remaining cash used by investing activities was primarily driven by capital expenditures. See the table below for the capital expenditure spending by category.
The cash used in investing activities for the year ended December 31, 2018 was primarily driven by the $315.5 million purchase of the Pine Chemical Business. The remaining cash used by investing activities was primarily driven by capital expenditures.
For the year ended December 31, 2019, capital spending was driven primarily by maintenance and growth spending. Our Covington, Virginia facility incurred expenditures for its expansion project, along with base maintenance and other various equipment purchases. Also, we incurred cost improvement spending at our DeRidder, Louisiana location related to installation of new CTO tanks as well as base maintenance spending, and our Waynesboro, Georgia location expended funds primarily for growth and cost improvement. We also invested capital spending in our newest location in Warrington, United Kingdom to enable further growth and cost improvement as well as base maintenance.
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

Capital expenditure categories	Years Ended December 31,
In millions	2019	2018	2017
Maintenance	$44.6	$41.1	$30.3
Safety, health and environment	11.2	9.6	8.2
Growth and cost improvement	59.0	43.2	14.1
Total capital expenditures	$114.8	$93.9	$52.6
Cash flows provided by (used in) financing activities
Cash provided by financing activities for the year ended December 31, 2019 was $369.2 million, and was driven by proceeds from long-term borrowings from a new term loan in Q1 of 2019 of $375.0 million and $131.3 million in net borrowings related to our revolving credit facility (refer to Note 11 to the Consolidated Financial Statements Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). This was offset by repayments of $122.5 million on our long-term borrowings. Additionally, we made payments of $14.3 million related to tax withholdings on vested equity awards.
Cash provided by financing activities for the year ended December 31, 2018 was $153.7 million, and was driven by proceeds from long-term borrowings from the issuance of $300.0 million Senior Notes (refer to Note 11 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information), offset by our purchase of the remaining portion of our joint venture with Purification Cellutions, LLC of $80.0 million (refer to Note 13 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information), $47.4 million to repurchase shares according the publicly announced share repurchase program (also refer to Note 13 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information), and noncontrolling interest distributions of $15.3 million.
Cash used by financing activities for the year ended December 31, 2017 was $57.8 million, and was driven by net repayments of $111.9 million, noncontrolling interest distributions of $12.3 million, and $6.6 million to repurchase shares according to the publicly announced share repurchase program.

Off-Balance Sheet Arrangements
Ingevity is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on Ingevity's financial condition, results of operations or cash flows.
Contractual Obligations
We enter into various contractual obligations throughout the year. Presented below are the contractual obligations of Ingevity as of December 31, 2019, and the time period in which payments under the obligations are due. Included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on Ingevity and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. We have included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts and supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligation. See Note 11 and Note 14 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

	Payments due in period
In millions	Total at December 31, 2019	2020	2021-2022	2023-2024	2025 and beyond
Contractual obligations
Debt maturities	$1,177.8	$22.5	$414.6	$440.7	$300.0
Contractual interest (1)	155.9	36.6	65.8	33.2	20.3
Finance lease obligations (2)	125.9	6.1	12.2	12.2	95.4
Operating lease obligations	60.7	19.4	26.0	10.3	5.0
Purchase obligations	191.1	191.1	—	—	—
Total	$1,711.4	$275.7	$518.6	$496.4	$420.7
_______________
(1) Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $871.9 million of long-term debt subject to variable interest rates at December 31, 2019 and $305.9 million of debt subject to fixed interest rates. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2019.
Variable rates are determined by the market and will fluctuate over time.
(2) Amounts include the interest payments under the finance lease as well as the principal payment due in 2027.

New Accounting Guidance
Refer to the Note 4 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Consolidated Financial Statements.

Critical Accounting Policies
Our principal accounting policies are described in Note 3 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K. Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition:

Revenue recognition and Accounts receivables
In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” which supersedes both the revenue recognition requirement to ASC 605 “Revenue Recognition” and most industry-specific guidance. The core principle of the new standard (ASC 606) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity must also disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In 2016 and 2017, the FASB issued several ASUs that provided additional clarity on numerous topics as well as providing technical corrections to ASU 2014-09. We adopted this new standard on January 1, 2018, utilizing the modified retrospective method applied to those contracts, which were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be presented in accordance with our historic accounting under ASC 605.
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

Income taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions, including China and the United Kingdom. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies.
We recognize income tax positions that are more likely than not to be realized and accrue interest related to unrecognized income tax positions, which is included as a component of the income tax provision, on the consolidated statements of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 22 percent of our net sales in 2019. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. During 2017, we began hedging this foreign currency exchange rate risk. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the year ended December 31, 2019, would have changed our net sales and income before income taxes by approximately $12 million or one percent and $4 million or two percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $8.3 million and $11.7 million as of December 31, 2019 and 2018, respectively. Sales to this customer, which are included in the Performance Materials segment, were six percent of total net sales for each of the years ended December 31, 2019, 2018, and 2017. No customers individually accounted for greater than 10 percent of the Ingevity's consolidated net sales.
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

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which is approximately 10 percent of all of our cost of sales and 32 percent of our raw materials purchases for the year ended December 31, 2019. Pricing for CTO is subject to particular pricing pressures by reasons of the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by changes in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year periods of time. We try to protect against such pricing fluctuations through various business strategies. Based on average pricing during the year ended December 31, 2019, a hypothetical unhedged, unfavorable 10 percent change in the market price for CTO would have resulted in additional costs of sales of approximately $8 million or one percent, which we may or may not have been able to pass on to our customers.
Natural gas price risk
Natural gas is our largest form of energy purchases constituting approximately two percent of our cost of goods sold for the year ended December 31, 2019. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. In December 2017, we entered into certain derivative financial instruments in order to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases. Refer to the Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our natural gas price risk hedging program. For the year ended December 31, 2019, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $1.6 million or two percent. As of December 31, 2019, we had 1.1 million and 0.3 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of December 31, 2019, open commodity contracts hedge forecasted transactions until May 2020. The fair value of the outstanding designated natural gas commodity hedge contracts as of December 31, 2019 was a liability of $0.5 million.
Interest Rate Risk
As of December 31, 2019, approximately $872 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $9 million or 19 percent.
In the second quarter of 2019, we entered into a floating-to-fixed interest rate swap for an initial aggregate notional amount of $141.3 million to limit exposure to interest rate increases related to a portion of our floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in July 2023. As a result, our effective fixed interest rate on the notional amount floating rate indebtedness will be 3.96% through May 2021. The fair value of this instrument at December 31, 2019 was a liability of $3.9 million.

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

i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 did not include the internal controls at our Ingevity UK Ltd. legal entity, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Ingevity UK Ltd. is the legal entity that owns the acquired net assets of the Caprolactone Business that we acquired on February 13, 2019. Six percent and nine percent of Ingevity's consolidated total assets and consolidated revenues, associated with Ingevity UK Ltd., as of and for the year ended December 31, 2019, were excluded from management's assessment of internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in their report, which is presented on the following page.

Date:	February 26, 2020

By:	/S/ RICHARD B. KELSON	/S/ JOHN C. FORTSON
	Richard B. Kelson	John C. Fortson
	Chairman of the Board, and Interim President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingevity Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingevity Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under item 15(a)ii (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Ingevity UK Ltd. legal entity, which holds the net assets acquired from Perstorp Holding AB’s Caprolactone Business, from its assessment of internal control over financial reporting as of December 31, 2019 because the Caprolactone Business was acquired by the Company in a purchase business combination during 2019. We have also excluded Ingevity UK Ltd. from our audit of internal control over financial reporting. Ingevity UK Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Customer Relationships Intangible Asset – Perstorp Holding AB’s Caprolactone Business Acquisition
As described in Note 17 to the consolidated financial statements, the Company completed the acquisition of Perstorp Holding AB’s Caprolactone Business on February 13, 2019 for an aggregate purchase price of $652.5 million, less assumed debt of $113.1 million. One of the most significant assets recorded was $159 million related to a customer relationships intangible asset. The fair values assigned to the customer relationships intangible asset acquired was determined by using a multi-period excess earnings model. Significant assumptions utilized in the model are the attrition rate, revenue growth rates, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired as part of the Perstorp Holdings AB’s Caprolactone Business acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying our procedures related to the fair value measurement of the customer relationships intangible asset acquired due to the significant judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the valuation of the customer relationships intangible asset, including the attrition rate, revenue growth rates, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and the development of the assumptions related to the valuation of the customer relationships intangible asset, including the attrition rate, revenue growth rates, and the discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of customer relationships intangible asset; and (iii) testing the completeness and accuracy of the underlying data used in the model. Testing management’s process included evaluating the appropriateness of the valuation model and the reasonableness of significant assumptions, including the attrition rate, revenue growth rates and the discount rate. Evaluating the reasonableness of the attrition rate and revenue growth rates involved considering the past performance of the acquired Perstorp Holdings AB’s Caprolactone Business and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating significant assumptions, including the discount rate and the attrition rate. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2020
We have served as the Company’s auditor since 2015.

INGEVITY CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
In millions, except per share data	2019	2018	2017
Net sales	$1,292.9	$1,133.6	$972.4
Cost of sales	810.9	716.8	643.4
Gross profit	482.0	416.8	329.0
Selling, general and administrative expenses	163.1	132.4	106.4
Research and technical expenses	19.7	21.5	19.8
Separation costs	—	—	0.9
Restructuring and other (income) charges, net	1.8	(0.5)	3.7
Acquisition-related costs	26.9	10.8	7.1
Other (income) expense, net	(4.3)	1.0	0.5
Interest expense	54.6	33.2	18.1
Interest income	(7.7)	(3.4)	(2.3)
Income (loss) before income taxes	227.9	221.8	174.8
Provision (benefit) for income taxes	44.2	40.0	29.6
Net income (loss)	183.7	181.8	145.2
Less: Net income (loss) attributable to noncontrolling interests	—	12.7	18.7
Net income (loss) attributable to Ingevity stockholders	$183.7	$169.1	$126.5

Per share data
Basic earnings (loss) per share attributable to Ingevity stockholders	$4.39	$4.02	$3.00
Diluted earnings (loss) per share attributable to Ingevity stockholders	4.35	3.97	2.97

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In millions	2019	2018	2017
Net income (loss)	$183.7	$181.8	$145.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	15.6	(6.3)	8.3
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $0.7, zero, and zero	2.3	—	—
Total foreign currency adjustments, net of tax provision (benefit) of $0.7, zero, and zero	17.9	(6.3)	8.3
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of ($1.1), $0.4, and zero	(3.7)	1.3	(0.1)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of ($0.1), ($0.3), and zero	(0.2)	(0.9)	0.1
Total derivative instruments, net of tax provision (benefit) of ($1.2), $0.1, and zero	(3.9)	0.4	—
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax provision (benefit) of ($0.4), ($0.1), and ($0.4)	(1.4)	(0.3)	(0.7)
Reclassifications of net actuarial and other (gain) loss, amortization of prior service cost, and settlement and curtailment (income) charges, included in net income, net of tax (provision) benefit of zero, $0.1, and zero	0.1	0.2	—
Total pension and other postretirement benefits, net of tax provision (benefit) of ($0.4), zero, and ($0.4)	(1.3)	(0.1)	(0.7)
Other comprehensive income (loss), net of tax provision (benefit) of ($0.9), $0.1, and ($0.4)	12.7	(6.0)	7.6
Comprehensive income (loss)	196.4	175.8	152.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	12.7	18.7
Comprehensive income (loss) attributable to the Ingevity stockholders	$196.4	$163.1	$134.1

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2019	2018
Assets
Cash and cash equivalents	$56.5	$77.5
Accounts receivable, net of allowance of $0.5 at 2019 and $0.4 at 2018	150.0	118.9
Inventories, net	212.5	191.4
Prepaid and other current assets	44.2	34.9
Current assets	463.2	422.7
Property, plant and equipment, net	664.7	523.8
Operating lease assets, net	53.4	—
Goodwill	436.4	130.7
Other intangibles, net	396.2	125.6
Deferred income taxes	5.0	2.9
Restricted investment	72.6	71.2
Other assets	50.2	38.3
Total Assets	$2,141.7	$1,315.2
Liabilities
Accounts payable	$99.1	$92.9
Accrued expenses	33.3	36.7
Accrued payroll and employee benefits	28.2	42.0
Current operating lease liabilities	17.1	—
Notes payable and current maturities of long-term debt	22.5	11.2
Income taxes payable	15.3	0.5
Current liabilities	215.5	183.3
Long-term debt including finance lease obligations	1,228.4	741.2
Noncurrent operating lease liabilities	36.7	—
Deferred income taxes	100.3	36.9
Other liabilities	30.0	15.1
Total Liabilities	1,610.9	976.5
Commitments and contingencies (Note 19)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2019 and 2018)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 42,675,171 and 42,331,913 issued and 41,826,136 and 41,693,261 outstanding at 2019 and 2018, respectively)	0.4	0.4
Additional paid-in capital	112.8	98.3
Retained earnings	497.2	313.5
Accumulated other comprehensive income (loss)	(5.0)	(17.7)
Treasury stock, common stock, at cost (849,035 and 638,652 shares at 2019 and 2018 respectively)	(74.6)	(55.8)
Total Equity	530.8	338.7
Total Liabilities and Equity	$2,141.7	$1,315.2
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interests	Total Equity
Balance at December 31, 2016	42,116.4	$0.4	$129.9	$16.0	$(19.0)	$(0.3)	$7.6	$134.6
Net income (loss)	—	—	—	126.5	—	—	18.7	145.2
Other comprehensive income (loss)	—	—	—	—	7.6	—	—	7.6
Common stock issued	85.9	—	—	—	—	—	—	—
Exercise of stock options, net	6.6	—	0.2	—	—	—	—	0.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.2)	—	(1.2)
Share repurchase program	—	—	—	—	—	(6.6)	—	(6.6)
Noncontrolling interest distributions	—	—	—	—	—	—	(12.3)	(12.3)
Share-based compensation plans	—	—	10.0	—	—	0.4	—	10.4
Reclassification of certain deferred tax effects	—	—	—	0.3	(0.3)	—	—	—
Balance at December 31, 2017	42,208.9	$0.4	$140.1	$142.8	$(11.7)	$(7.7)	$14.0	$277.9
Net income (loss)	—	—	—	169.1	—	—	12.7	181.8
Other comprehensive income (loss)	—	—	—	—	(6.0)	—	—	(6.0)
Common stock issued	116.7	—	—	—	—	—	—	—
Exercise of stock options, net	6.3	—	0.2	—	—	—	—	0.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.5)	—	(2.5)
Share repurchase program	—	—	—	—	—	(47.4)	—	(47.4)
Noncontrolling interest distributions	—	—	—	—	—	—	(15.3)	(15.3)
Share-based compensation plans	—	—	12.3	—	—	1.8	—	14.1
Adoption of accounting standard	—	—	—	1.6	—	—	—	1.6
Acquisition of noncontrolling interest	—	—	(54.3)	—	—	—	(11.4)	(65.7)
Balance at December 31, 2018	42,331.9	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$—	$338.7
Net income (loss)	—	—	—	183.7	—	—	—	183.7
Other comprehensive income (loss)	—	—	—	—	12.7	—	—	12.7
Common stock issued	283.3	—	—	—	—	—	—	—
Exercise of stock options, net	60.0	—	1.7	—	—	—	—	1.7
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	—	(14.3)
Share repurchase program	—	—	—	—	—	(6.4)	—	(6.4)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—
Share-based compensation plans	—	—	12.8	—	—	1.9	—	14.7
Balance at December 31, 2019	42,675.2	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$—	$530.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
In millions	2019	2018	2017
Cash provided by (used in) operating activities:
Net income (loss)	$183.7	$181.8	$145.2
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	85.0	57.0	40.4
Deferred income taxes	14.8	0.9	(25.7)
Disposal/impairment of assets	1.4	0.9	2.2
Restructuring and other (income) charges, net	2.2	0.1	3.7
Share-based compensation	12.3	12.5	10.1
Pension and other postretirement benefit costs	1.5	2.0	1.3
Other non-cash items	10.1	15.9	7.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(15.3)	(3.0)	(9.5)
Inventories, net	0.5	(26.9)	(6.6)
Prepaid and other current assets	0.1	(6.8)	6.5
Planned major maintenance outage	(8.4)	(7.0)	(6.1)
Accounts payable	(6.2)	5.7	1.7
Accrued expenses	(5.9)	13.1	1.6
Accrued payroll and employee benefits	(14.4)	3.0	13.4
Income taxes	14.7	5.0	(7.3)
Pension contribution	—	(1.6)	(1.4)
Changes in all other operating assets and liabilities, net	(0.4)	(0.6)	(2.5)
Net cash provided by (used in) operating activities	$275.7	$252.0	$174.3
Cash provided by (used in) investing activities:
Capital expenditures	(114.8)	(93.9)	(52.6)
Payments for acquired businesses, net of cash acquired	(537.9)	(315.5)	—
Purchase of equity securities	—	—	(2.4)
Sale of equity securities	—	1.1	1.0
Restricted investment	(2.0)	(2.0)	(1.6)
Other investing activities, net	(3.6)	(4.1)	(3.0)
Net cash provided by (used in) investing activities	$(658.3)	$(414.4)	$(58.6)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
In millions	2019	2018	2017
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	797.7	—	156.4
Proceeds from long-term borrowings	375.0	300.0	75.0
Payments on revolving credit facility	(666.4)	—	(268.3)
Payments on long-term borrowings	(122.5)	—	—
Debt issuance costs	(2.4)	(7.1)	(1.3)
Borrowings (repayments) of notes payable and other short-term borrowings, net	2.1	3.9	—
Tax payments related to withholdings on vested equity awards	(14.3)	(2.5)	(1.2)
Proceeds and withholdings from share-based compensation plans, net	4.1	2.1	0.5
Repurchases of common stock under publicly announced plan	(6.4)	(47.4)	(6.6)
Acquisition of noncontrolling interest	—	(80.0)	—
Noncontrolling interest distributions	—	(15.3)	(12.3)
Other financing activities, net	2.3	—	—
Net cash provided by (used in) financing activities	$369.2	$153.7	$(57.8)
Increase (decrease) in cash, cash equivalents, and restricted cash	(13.4)	(8.7)	57.9
Effect of exchange rate changes on cash	0.2	(1.4)	(0.5)
Change in cash, cash equivalents, and restricted cash	(13.2)	(10.1)	57.4
Cash, cash equivalents, and restricted cash at beginning of period	77.8	87.9	30.5
Cash, cash equivalents, and restricted cash at end of period (1)	$64.6	$77.8	$87.9
_______________
(1) Includes restricted cash of $8.1 million, $0.3 million, and zero and cash and cash equivalents of $56.5 million, $77.5 million, and $87.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Restricted cash is included within "Prepaid and other current assets" within the consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$48.0	$26.0	$16.0
Cash paid for income taxes, net of refunds	14.9	34.8	61.9
Purchases of property, plant and equipment in accounts payable	7.6	8.9	5.1
Leased assets obtained in exchange for new finance lease liabilities	—	—	—
Leased assets obtained in exchange for new operating lease liabilities	5.3	—	—

The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

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
The Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained. If Ingevity's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. In 2018 and 2017, our noncontrolling interest represented the 30 percent ownership interest held by a third-party U.S. based company in our consolidated Purification Cellutions, LLC legal entity, now known as Ingevity Georgia, LLC. See Note 13 for information regarding our acquisition of the 30 percent interest in Purification Cellutions, LLC on August 1, 2018.

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
Accounts receivable and allowance for doubtful accounts:  Accounts receivable, net on the consolidated balance sheets are comprised of trade receivables less allowances for doubtful accounts. Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for doubtful accounts at December 31, 2019 and 2018, was $0.5 million and $0.4 million, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Concentration of credit risk:  The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $8.3 million and $11.7 million as of December 31, 2019 and 2018, respectively. Sales to this customer, which are included in the Performance Materials segment, were six percent of total net sales for each of the years ended December 31, 2019, 2018, and 2017. No customers individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.
Inventories, net:  Inventories held in the U.S. are valued at lower of cost or market. The value of our U.S. inventories is determined using the last-in, first-out method (“LIFO”) for substantially all raw materials, finished goods and production materials. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. operations, is determined by the first-in, first-out ("FIFO") or average costs methods and are held at either lower of cost or net realizable value. Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. We routinely assess inventory for both potential obsolescence and potential declines in anticipated selling prices, to derive a market value for the inventory on hand. This review also includes an analysis of potentially obsolete, unmarketable, slow moving, or overvalued inventory. If necessary, we will impair any inventories by an amount equal to the difference between the value of the held inventory (i.e. cost) and its estimated net realizable value for FIFO and average cost inventories, and market value for LIFO inventories.
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
Repair and maintenance costs: We expense routine repair and maintenance costs as we incur them. We defer expenses incurred during planned major maintenance activities and record these amounts to Other assets on our consolidated balance sheet. Deferred amounts are recognized as expense ratably, over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. The cash outflows related to these costs are included in operating activities in the consolidated statement of cash flows. The timing of this maintenance can vary by manufacturing plant and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.
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

Percent of M&E Cost	Depreciable Life in Years	Types of Assets
55	20	Production vessels and kilns, storage tanks, piping
11	15	Control systems, instrumentation, metering equipment
8	25 to 30	Blending equipment, storage tanks, piping, shipping equipment and platforms, safety equipment
19	5 to 10	Production control system equipment and hardware, laboratory testing equipment
3	40	Machinery & equipment support structures and foundations
4	Various	Various
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Goodwill and other intangible assets:  Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We review the recorded value of goodwill at least annually at October 1, or sooner if events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. indicate that the fair value of a reporting unit is below its carrying value. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value. Our reporting units are our operating segments, i.e. Performance Chemicals and Performance Materials. If an indication exists that the fair value of a reporting unit with goodwill is less than its carrying value, a quantitative goodwill impairment test is performed. The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method. The following assumptions are key to the income approach: 1) cash flow and earnings projections; 2) growth rates; 3) discount rates; 4) income tax rates; and, 5) terminal value rates.
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
Other intangible assets are comprised of finite-lived intangible assets consisting primarily of brands: representing trademarks, trade names and know-how, customer contracts and relationships, and developed technology. Other intangible assets are amortized over their estimated useful lives which range from 5 to 20 years. See Note 9 for additional information.
Capitalized software:  Capitalized software for internal use is included in Other assets on the consolidated balance sheets. Amounts capitalized are presented in Capital expenditures on our consolidated statements of cash flow. Capitalized software is amortized using the straight-line over the estimated useful lives ranging from 1 to 10 years. Amortization is recorded to Costs of sales on our consolidated statements of operations for software directly used in the production of inventory and Selling, general and administrative expenses on our consolidated statements of operations for software used for non-production related activities.
Legal liabilities:  We recognize a liability for legal contingencies when a loss is probable and reasonably estimable. Third-party fees for legal services are expensed as incurred.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

producing goods with no alternative use and for which we have an enforceable right to payment for performance completed to date, we are recognizing revenue as goods are manufactured, rather than when they are shipped.
Sales net of returns and customer incentives are based on the sale of manufactured products. Net sales are recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. Since Net sales are derived from product sales only, we have disaggregated our net sales by our product lines within each reportable segment. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Sales returns and allowances are not a normal practice in the industry and are not significant. Certain customers may receive cash-based incentives, including discounts and volume rebates, which are accounted for as variable consideration and included in Net sales. Shipping and handling fees billed to customers continue to be included within Net sales. If we pay for the freight and shipping, we recognize the cost when control of the product has transferred to the customer as an expense in Cost of sales in the consolidated statement of operations. Although very rare, from time to time we incur expenses to obtain a sales contract. In these cases, if these costs are for orders that are fulfilled in one year or less, we expense these costs as they are incurred. Because the period between when we transfer a promised good to a customer and when the customer pays for that good will be one year or less, we elect not to adjust the promised amount of consideration for the effects of any financing component, as it is not significant.
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
Royalty expense: Our Performance Materials and Performance Chemicals segments have licensing agreements with third parties requiring us to pay royalties for certain technologies we use in the manufacturing of our products. Royalty expense is recognized as incurred and recorded to Cost of sales on our consolidated statements of operations.
Income taxes:  We are subject to income taxes in the U.S. and numerous foreign jurisdictions, including China and the United Kingdom. The Provision (benefit) for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries as it is our intention that such earnings will remain invested in those companies. See Note 18 for more information.
We recognize income tax positions that are more likely than not to be realized and accrue interest related to unrecognized income tax positions, which is included as a component of the Provision (benefit) for income taxes on the consolidated statements of operations.
Pension and postretirement benefits:  We provide both qualified and non-qualified pension and postretirement benefit plans to our employees. The expense related to the current employees of Ingevity as well as the expense related to retirees of Ingevity are included in the Consolidated Financial Statements. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates and expected return on plan assets. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans' actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans' demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans'

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 15 for additional information.
Share-based compensation:  We recognize compensation expense in our Consolidated Financial Statements for all share-based compensation arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award and expense is recognized over the grantee's requisite service period; forfeitures are recognized as they occur. We calculate the fair value of our stock options using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSU"s), non-employee director deferred stock units ("DSU"s) and performance-based restricted stock units ("PSU"s) is determined using our closing stock price on the day of the grant. Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses in the consolidated statements of operations. See Note 12 for additional information.
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
Derivative financial instruments: Ingevity’s operations are exposed to market risks, such as the impact of changes of interest rates on our floating rate debt, changes in foreign currency exchange rates, and commodity prices due to transactions denominated in a variety of foreign currencies and purchases of certain commoditized raw materials and inputs. Changes in these rates and prices may have an impact on Ingevity’s future cash flow and earnings. We formally document all relationships between the derivative financial instrument and hedged item, as well as the risk management objective and strategy for undertaking various hedge transactions. We do not hold or issue derivative financial instruments for speculative or trading purposes. We enter into derivative financial instruments which are governed by policies, procedures, and internal processes set forth by our Board of Directors.
Our risk management program also addresses counterparty credit risk by selecting only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions’ credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are recorded on our consolidated balance sheets at fair value and are presented on a gross basis. Due to our proactive mitigation of these potential credit risks, we anticipate performance by our counterparties to these contracts and therefore no material loss is expected. In order to mitigate the impact of market risks we have entered into both net investment hedges as well as cash flow hedges.
Cash Flow Hedges: Cash flow hedges are derivative financial instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative financial instruments that are designated and qualify as a cash flow hedge are recorded on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The gains and losses arising from qualifying hedging instruments are reported as a component of Accumulated other comprehensive income (loss) (“AOCI”) located in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The reclassification gain or losses of the hedge from AOCI are recorded in the same financial statement caption on the consolidated statements of operations as the hedged item. For example, designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statements of operations when the forecasted transaction occurs. Designated commodity cash flow hedges gains or losses recorded in AOCI are recognized in

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Cost of sales on the consolidated statements of operations when the inventory is sold. See Note 10 for more information regarding our cash flow hedges.
Net Investment Hedges: Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The net of the change in the hedge instrument and the item being hedged against for qualifying net investment hedges is reported as a component of the foreign currency adjustments ("CTA") within Accumulated other comprehensive income ("AOCI") on the condensed consolidated balance sheet. The gains (losses) on net investment hedges are reclassified to earnings only when the related CTA are required to be reclassified, usually upon sale or liquidation of the investment. See Note 10 for more information regarding our net investment hedges.
Noncontrolling interests: When our ownership in a consolidated legal entity is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Our noncontrolling interests for the year ended December 31, 2017, represented the 30 percent ownership interest held by a third-party U.S. based company in our consolidated Purification Cellutions, LLC legal entity, as further discussed in Note 2.
Treasury stock: We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from Additional paid-in capital on the consolidated balance sheets.
Translation of foreign currencies: The local currency is the functional currency for all of Ingevity’s significant operations outside the U.S. consisting primarily of the euro, the Japanese yen, the pound sterling and the Chinese renminbi. The assets and liabilities of Ingevity's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in Accumulated other comprehensive income in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during each period.
Business combinations: We account for business combinations in accordance with ASC 805 “Business Combinations” which requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed; the recognition of Acquisition-related costs in the consolidated statement of operations; the recognition of Restructuring and other (income) charges, net in the consolidated statement of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. We generally use third-party qualified consultants to assist management in determination of the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of lives and valuation of tangible property, plant, and equipment and identifiable intangibles, assisting management in determining the fair value of obligations associated with employee related liabilities and assisting management in assessing obligations associated with legal and environmental claims.
The fair values assigned to identifiable intangible assets acquired are determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, growth rates, and the discount rate. These assumptions are based on company specific information and projections, which are not observable in the market and are therefore considered Level 2 and Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Based on the acquired business’ end markets and products as well as how the chief operating decision maker will review the business results determines the most appropriate operating segment for which to integrate the acquired business. Goodwill acquired, if any, is allocated to the reporting unit within or at the operating segment for which the acquired business will be integrated. Selection of the appropriate reporting unit is based on the level at which discrete financial information is available and reviewed by business management post integration. Operating results of the acquired entity are reflected in the Consolidated Financial Statements from date of acquisition.
Reclassifications:  Certain prior year amounts have been reclassified to conform with current year's presentation.
Note 4: New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative U.S. GAAP other than Securities and Exchange Commission ("SEC") issued rules and

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on our Consolidated Financial Statements.
Recently Adopted Accounting Pronouncement
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
        We have elected the practical expedient package upon transition that does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct costs for any leases that existed at the period of adoption of ASC 842. We also adopted the practical expedient to apply hindsight in determining the lease term; we chose to account for lease and non-lease components together as a single component for all lease asset classes; and we elected the practical expedient related to land easements allowing us to carry-forward our current accounting treatment for land easements on existing agreements. We include the option to extend or terminate a lease when it is reasonably certain that we will exercise the option. In addition, we elected the accounting policy to not apply the balance sheet recognition criteria required in ASC 842 to leases with an initial lease term of twelve months or less by class of underlying asset for all lease asset classes. Payments for these leases are recognized on a straight-line basis over the lease term. As a lessee, most of our leases under prior guidance ASC 840 “Leases” were classified as operating leases, and therefore, were not recorded on the consolidated balance sheet but were recorded as expense in the consolidated statement of operations as incurred. We cataloged our existing lease contracts and implemented changes to our systems to perform the lease accounting and reporting under the new guidance going forward.
        The adoption of ASC 842 resulted in the recognition of lease assets and liabilities. Our existing capital leases were accounted for as finance leases upon adoption of ASC 842. Additionally, we do not expect a significant impact in the timing of expense recognition based on the classification of leases as either operating or financing.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

In accordance with ASC 842, the impact of adoption on our consolidated balance sheet was as follows:

In millions	Balance at December 31, 2018	Adjustments		Balance at January 1, 2019
Assets
Prepaid and other current assets	$34.9	$(0.2)	(1)	$34.7
Operating lease assets,net	—	64.6	(2)	64.6
Liabilities
Current operating lease liabilities	—	18.4	(3)	18.4
Noncurrent operating lease liabilities	—	46.3	(4)	46.3
Other liabilities	15.1	(0.3)	(5)	14.8
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326)” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. In April 2019, the FASB issued ASU 2019-04 which addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. In May 2019, the FASB issued ASU 2019-05 “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides targeted transition relief allowing entities to make an irrevocable one-time election upon adoption of the new credit losses standard to measure financial assets previously measured at amortized cost (except held-to-maturity securities) using the fair value option. The provisions of ASU 2019-04 related to Topic 326 and ASU 2019-05 are effective concurrent with the adoption of ASU 2016-13. We are currently evaluating the impact of these ASUs and do not expect these provisions to have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The new standard is effective for fiscal years ending after December 15, 2020. Although we are still evaluating the impact of this

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

new standard, we do not believe that the adoption of this new standard will materially impact our Consolidated Financial Statements and related disclosures.

Note 5: Revenues
On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.
Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

	Years Ended December 31,
In millions	2019	2018	2017
Automotive Technologies product line	$454.9	$362.0	$312.5
Process Purification product line	35.7	38.4	36.8
Performance Materials segment	$490.6	$400.4	$349.3
Oilfield Technologies product line	111.4	114.2	77.8
Pavement Technologies product line	183.3	178.5	163.0
Industrial Specialties product line	385.5	440.5	382.3
Engineered Polymers product line	122.1	—	—
Performance Chemicals segment	$802.3	$733.2	$623.1
Consolidated Net sales	$1,292.9	$1,133.6	$972.4

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Years Ended December 31,
In millions	2019	2018	2017
North America	$795.7	$770.4	$662.9
Asia Pacific	281.4	171.4	142.5
Europe, Middle East, and Africa	193.6	169.9	149.2
South America	22.2	21.9	17.8
Net sales	$1,292.9	$1,133.6	$972.4

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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

In millions	Contract Asset
	Years Ended December 31,
	2019	2018
Balance at beginning of period	$5.1	$4.4
Contract asset additions	29.5	26.6
Reclassification to accounts receivable, billed to customers	(28.4)	(25.9)
Balance at end of period (1)	$6.2	$5.1
_______________
(1) Included within "Prepaid and other current assets" on the consolidated balance sheet.

Note 6: Fair Value Measurements
Fair Value Measurements
        We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair-value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying value of our financial instruments: cash and cash equivalents, restricted cash, other receivables, other payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments.
Recurring Fair Value Measurements
        The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value measured on a recurring basis. See Note 10 for more information regarding the recurring fair value measurements associated with our derivative instruments. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements during fiscal years ending December 31, 2019, 2018, or 2017, respectively.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Deferred compensation plan investments (5)	1.4	—	—	1.4
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$10.0	$—	$—	$10.0
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$10.1	$—	$—	$10.1

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2018
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Deferred compensation plan investments (5)	1.3	—	—	1.3
Total assets	$1.7	$—	$—	$1.7
Liabilities:
Deferred compensation arrangement (5)	$4.6	$—	$—	$4.6
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$4.7	$—	$—	$4.7
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Prepaid and other current assets" on the consolidated balance sheet.
(5) Consists of a deferred compensation arrangement, through which we hold various investment securities recognized on our balance sheets. Both the asset and liability related to investment securities are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cost in "Other assets" of $8.4 million and $3.1 million at December 31, 2019 and 2018, respectively.
(6) Included within "Accrued expenses" on the consolidated balance sheet. The income and (expense), respectively, recognized during the years ended December 31, 2019, 2018, and 2017 was zero, $0.1 million, and $(0.3) million, respectively.
Equity Securities
Our investments in equity securities with a readily determinable fair value totaled $0.4 million as of both December 31, 2019 and 2018. The net realized gain/(loss) recognized during the years ended December 31, 2019 and 2018 was zero. The net unrealized gain/(loss) during the years ended December 31, 2019 and 2018 was $0.1 million and $(0.3) million, respectively. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled $1.5 million as of both December 31, 2019 and 2018, respectively. There were no adjustments to the carrying value of the not readily determinable investments for impairment or observable price changes for the period ended December 31, 2019.
Restricted Investment
At December 31, 2019 and 2018, the book value of our restricted investment was $72.6 million and $71.2 million, respectively, and the fair value was $74.5 million and $66.7 million, respectively, based on Level 1 inputs.
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, at maturity.  The trust, presented as restricted investment on our consolidated balance sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity; therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within Interest income on our consolidated statement of operations.
Debt Obligations
At December 31, 2019 and 2018, the book value of finance lease obligations was $80.0 million, and the fair value was $100.9 million and $90.4 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $849.4 million and $363.8 million as of December 31, 2019 and 2018, respectively. The carrying value is a reasonable estimate of the fair value of our outstanding debt as our outstanding debt is variable interest rate debt.
At December 31, 2019 and 2018, the book value of our fixed rate debt, the senior notes issued January 24, 2018, was $300.0 million, respectively, and the fair value was $305.4 million and $275.2 million, respectively, based on Level 2 inputs.

Note 7: Inventories, net

	December 31,
In millions	2019	2018
Raw materials	$42.6	$36.5
Production materials, stores and supplies	22.3	17.5
Finished and in-process goods	158.0	144.7
Subtotal	$222.9	$198.7
Less: excess of cost over LIFO cost	(10.4)	(7.3)
Inventories, net	$212.5	$191.4
As of December 31, 2019, approximately 31 percent, 11 percent and 58 percent of our inventories were accounted for under the FIFO, average cost, and LIFO methods, respectively. As of December 31, 2018, approximately 28 percent, 9 percent, and 63 percent of our inventories were accounted for under the FIFO, average cost, and LIFO methods, respectively.

Note 8: Property, Plant and Equipment, net
Property, plant and equipment, net consist of the following:

	December 31,
In millions	2019	2018
Machinery and equipment	$964.3	$857.2
Buildings and leasehold equipment	116.9	113.1
Land and land improvements	19.0	19.6
Construction in progress	119.1	71.2
Total cost	$1,219.3	$1,061.1
Less: accumulated depreciation	(554.6)	(537.3)
Property, plant and equipment, net (1)	$664.7	$523.8
_______________
(1) This includes finance leases related to machinery and equipment at our Wickliffe, Kentucky facility of $68.8 million and $69.2 million, and net book value of $6.0 million and $6.7 million at December 31, 2019 and 2018, respectively. This also includes finance leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $18.4 million and $6.5 million and net book value of $16.8 million and $6.0 million, (b) construction in progress of $6.4 million and $13.7 million and (c) buildings and leasehold improvements of $4.2 million and $0.1 million at December 31, 2019 and 2018, respectively. Amortization expense associated with these finance leases is included within depreciation expense. The payments remaining under these finance leases obligations are included within Note 14.
Depreciation expense was $52.3 million, $41.9 million, and $35.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Note 9: Goodwill and Other Intangible Assets, net
Goodwill

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2017	$8.1	$4.3	$12.4
Goodwill acquired (1)	118.7	—	118.7
Foreign currency translation	(0.4)	—	(0.4)
December 31, 2018	$126.4	$4.3	$130.7
Foreign currency translation	10.6	—	10.6
Goodwill acquired (1)	295.1	—	295.1
December 31, 2019	$432.1	$4.3	$436.4
_______________
(1) See Note 17 for more information about our acquisitions.
Our fiscal year 2019 annual goodwill impairment test was performed as of October 1, 2019. We determined no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2019. No impairment charges have been recognized historically.

Other Intangible Assets
All of Ingevity's other intangible assets, net are related to the Performance Chemicals operating segment. The following table summarizes our intangible assets:

	December 31, 2019			December 31, 2018
In millions	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer contracts and relationships	$314.5	$51.6	$262.9	$151.0	$30.3	$120.7
Brands (1)	80.3	11.1	69.2	11.4	9.8	1.6
Developed technology	68.6	5.7	62.9	1.9	0.2	1.7
Other	2.7	1.5	1.2	2.2	0.6	1.6
Other intangibles, net (2)	$466.1	$69.9	$396.2	$166.5	$40.9	$125.6
_______________
(1) Represents trademarks, trade names and know-how.
(2) See Note 17 for more information about our acquisitions and the related increase in Intangible assets. The weighted average amortization period remaining for all intangibles is 13.4 years while the weighted average amortization period remaining for customer contracts and relationships, brands, developed technology and other intangibles is 13.3 years, 15.9 years, 11.5 years, and 1.5 years, respectively.

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Years Ended December 31,
In millions	2019	2018	2017
Cost of sales	$0.6	$0.7	$1.3
Selling, general and administrative expenses	28.1	11.6	1.1
Total amortization expense (1)	$28.7	$12.3	$2.4
_______________
(1) See Note 17 for more information about the Caprolactone Acquisition and Pine Chemical Acquisition and the related increase in Amortization expense.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2020 - $32.8 million, 2021 - $31.9 million, 2022 - $31.7 million, 2023 - $31.7 million and 2024 - $31.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 10: Financial Instruments and Risk Management
Net Investment Hedges
During the second quarter of 2019, we entered into a fixed-to-fixed cross-currency interest rate swap with a notional amount of $141.3 million and a maturity date of July 2023. We designated the swap to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. This contract involves the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a rate of 3.96 percent to euro denominated fixed-rate debt at a rate of 1.41 percent. Any difference between the fixed interest rate between the U.S. dollar denominated debt to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was an asset (liability) of $3.0 million at December 31, 2019. During the year ended December 31, 2019 we recognized net interest income associated with this financial instrument of $2.3 million.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. We began our foreign currency exchange risk hedging program in July 2017. As of December 31, 2019, there were no open foreign currency derivative contracts. The fair value of the foreign currency hedge was zero as of December 31, 2019, and an asset (liability) of $0.2 million as of December 31, 2018.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. We began our commodity price risk hedging program in December 2017. As of December 31, 2019, we had 1.1 million and 0.3 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of December 31, 2019, open commodity contracts hedge forecasted transactions until December 2020. The fair value of the outstanding designated natural gas commodity hedge contracts was an asset (liability) of $(0.5) million as of December 31, 2019 and zero as of December 31, 2018.
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
During the second quarter of 2019, we entered into an interest rate swap with a notional amount of $141.3 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments,

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

effectively converting $141.3 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.96% until July 2023. The fair value of the interest rate swap was an asset (liability) of $(3.9) million at December 31, 2019.

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI into Net income
	Year Ended December 31,
	2019	2018	2019	2018
Cash flow hedging derivatives
Currency exchange contracts	$—	$1.0	$—	$1.0	Net sales
Natural gas contracts	(0.9)	0.7	0.3	0.2	Cost of sales
Interest rate swap contracts	(3.9)	—	—	—	Interest expense, net
Total	$(4.8)	$1.7	$0.3	$1.2

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Year Ended December 31,
	2019	2018	2019	2018
Net investment hedging derivative
Currency exchange contracts(1)	$3.0	$—	$2.3	$—	Interest expense, net
Total	$3.0	$—	$2.3	$—
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.

Within the next twelve months, we expect to reclassify $0.5 million of losses from AOCI to earnings, before taxes.

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the consolidated balance sheets at fair value measured on a recurring basis. See Note 6 for more information on our fair value measurements. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements during fiscal years ending December 31, 2019, 2018, or 2017, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2019
Assets:
Net investment hedge (4)	$—	$3.0	$—	$3.0
Total assets	$—	$3.0	$—	3.0
Liabilities:
Natural gas contracts (5)	—	0.5	—	0.5
Interest rate swap contracts (6)	—	3.9	—	3.9
Total liabilities	$—	$4.4	$—	$4.4

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2018
Assets:
Currency exchange contracts(5)	$—	$0.2	$—	$0.2
Natural gas contracts (5)	—	0.1	—	0.1
Total assets	$—	$0.3	$—	0.3
Liabilities:				—
Currency exchange contracts(7)	$—	$3.9	$—	$3.9
Natural gas contracts (5)	—	0.1	—	0.1
Total liabilities	$—	$4.0	$—	$4.0
__________
(1)  Quoted prices in active markets for identical assets.
(2)  Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs
(4) Included within "Other assets" on the consolidated balance sheet.
(5) Included within "Accrued expenses" on the consolidated balance sheet.
(6) Included within "Other liabilities" on the consolidated balance sheet.
(7) This amount represents a non-designated foreign currency hedge associated with the purchase price of our acquisition of Perstorp AB's caprolactone business. See Note 17 for more information. The expense recognized during the year ended December 31, 2019 and 2018 was $12.7 million and $3.9 million, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Note 11: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	December 31, 2019		December 31,
In millions	Interest rate	Maturity date	2019	2018
Revolving Credit Facility (1)	3.28%	2023	$131.3	$—
Term Loans	3.11%	2022-2023	740.6	375.0
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations (2)	7.67%	2027	80.0	80.0
Other notes payable	4.95%	2020-2021	5.9	3.9
Total debt including capital lease obligations			$1,257.8	$758.9
Less: debt issuance costs			6.9	6.5
Total debt including capital lease obligations, net of debt issuance costs			$1,250.9	$752.4
Less: debt maturing within one year (3)			22.5	11.2
Long-term debt including capital lease obligations			$1,228.4	$741.2
_______________
(1) Letters of credit outstanding under the revolving credit facility were $2.1 million and $1.9 million and available funds under the facility were $616.6 million and $748.1 million at December 31, 2019 and 2018, respectively.
(2)  See Note 14 for more information.
(3) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the consolidated balance sheet.

Revolving Credit Facility
Our revolving credit facility has a capacity of $750.0 million with a maturity date on August 7, 2023. The terms and conditions of our revolving credit facility are governed by the Incremental Facility Agreement and Amendment No. 4, dated as of March 7, 2019 (the “Amendment No. 4” to our existing credit agreement, dated as of March 7, 2016 ("Credit Agreement") (as amended, supplemented or otherwise modified prior to the date hereof, including pursuant to Amendment No. 3, dated as of March 7, 2019 (“Amendment No. 3”), the Incremental Facility Agreement and Amendment No. 2, dated as of August 7, 2018 (“Amendment No. 2”), the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017 (“Amendment No.1”), and the Credit Agreement).
The revolving credit facility bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin (the "Revolving Credit Facility Applicable Margin"), in the case of base rate loans, ranging between zero percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The Revolving Credit Facility Applicable Margin is based on a total leverage based pricing grid.
Fees of zero, $1.1 million and $0.8 million were incurred in 2019, 2018, and 2017, respectively, to secure the various amendments associated with our Revolving Credit Facility. These fees have been deferred and will be amortized over the term of the facility.
Term Loans
Our term loans are comprised of two separate term loans: the 2017 Term Loan and the 2019 Term Loan.
2019 Term Loan:
On March 7, 2019, we entered into Amendment No.3 and Amendment No.4 (the “Amendments”) to our Credit Agreement. Among other things, the Amendments established a new class of incremental term loan commitments, collectively

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

referred to as the 2019 Term Loan, in the aggregate principal amount of $375.0 million. The 2019 Term Loan of $375.0 million is in additional to the existing 2017 Term Loan of $375.0 million.
The 2019 Term Loan is not subject to amortization; the full principal balance is due and payable at maturity on August 7, 2022. The 2019 Term Loan bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin (the “2019 Term Loan Applicable Margin”), in the case of base rate loans, ranging between zero and 0.25 percent, and in the case of adjusted LIBOR rate loans, ranging between 0.75 percent and 1.25 percent. The 2019 Term Loan Applicable Margin is based on a total leverage based pricing grid.
As consideration for the Amendments, we paid to each lender party thereto a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans under held by such lender. Fees of $1.8 million were incurred to secure the 2019 Term Loan. These fees have been deferred and will be amortized over the term of the loan.
We used the proceeds of the 2019 Term Loan to repay loans outstanding under our revolving credit facility.
2017 Term Loan:
On August 21, 2017, we entered into Amendment No.1 to our Credit Agreement. Among other things, Amendment No. 1 established incremental term loan commitments in the aggregate principal amount of $75.0 million in addition to the existing term loan of $300.0 million. The combined borrowings, collectively referred to as the 2017 Term Loan, of $375.0 million which are treated as a single class.
On August 7, 2018, we entered into Amendment No.2 which, among other things, extended the maturity of the 2017 Term Loan to August 7, 2023. The 2017 Term Loan amortizes at zero percent per annum during the first, second and third years after the initial funding date of May 9, 2016 and 1.25 percent per annum during each year to maturity, with the balance due at maturity. The 2017 Term Loan bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin (the "2017 Term Loan Applicable Margin"), in the case of base rate loans, ranging between zero percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The 2017 Term Loan Applicable Margin is based on a total leverage based pricing grid.
As consideration for Amendment No.1 and Amendment No.2, we paid to each lender party thereto a consent fee equal to 0.05 percent of the aggregate principal amount of the commitments and outstanding loans held by such lender. Fees of $0.3 million and $0.5 million were incurred in 2018 and 2017, respectively to secure the amendments associated with the 2017 Term Loan. These fees have been deferred and will be amortized over the term of the loan.
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
The net proceeds from the sale of the Notes, after deducting deferred financing fees of $5.7 million, were approximately $294.3 million. We used the net proceeds from the sale of the Notes to finance, in part, our purchase of substantially all the assets primarily used in the pine chemicals business of Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC.
Interest payments on the Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The Notes will mature on February 1, 2026.
Debt Covenants
Our Indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Notes could result in the acceleration of the Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and its subsidiaries.
The Revolving Credit Facility and Term Loans contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the Revolving Credit Facilities and Term Loans could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The Revolving Credit Facility and Term Loans' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended December 31, 2019 was 3.0, and our actual interest coverage for the four consecutive quarters ended December 31, 2019 was 8.4. We were in compliance with all covenants at December 31, 2019.
New Markets Tax Credit
On November 14, 2019, we entered into a financing transaction with Wells Fargo Community Investment Holdings, LLC (“Wells Fargo”) related to a $7.0 million capital investment associated with a project to build out our new headquarters located in North Charleston, South Carolina (the "Project"). Wells Fargo made a $2.3 million capital contribution to Ingevity Virginia Corporation, a wholly-owned subsidiary of Ingevity (“Ingevity VA”), which in-turn made a $5.0 million loan to IH Investment Fund, LLC (the “Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of a community development entity (“CDE”). CDEs are conduit lenders through which privately managed investment institutions to make qualified low-income community investments.
Ingevity VA's $5.0 million loan to the Investment Fund at an interest rate of one percent per annum and matures in 2041. The Investment Fund contributed the $5.0 million loan from Ingevity VA and the initial investment of $2.3 million (less syndication fees) by Wells Fargo to The Innovate Fund XVI, LLC ("Innovate CDE"), the CDE in this transaction. The Innovate CDE, in turn, loaned the funds (net of fees) at an interest rate of 1.21 percent and a maturity of November 14, 2044 to Ingevity. The proceeds of the loans from the Innovate CDE are to be restricted for use for the Project only. In addition, in contemplation of this transaction, on November 14, 2019, Ingevity was required to restrict $1.0 million of cash to be used solely for the purpose of this Project.
The $2.3 million contribution to the Investment Fund by Wells Fargo entitles Wells Fargo to substantially all of the tax benefits derived from the NMTC over a seven-year compliance period, while Ingevity effectively receives net loan proceeds equal to Wells Fargo’s contributions to the Investment Fund. This transaction includes a put/call provision whereby Ingevity may be obligated or entitled to repurchase Wells Fargo’s interest in the Investment Fund. The value attributed to the put/call is not significant. We believe that Wells Fargo will exercise the put option in November 2026, subsequent to the seven-year recapture period. Ingevity is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement, which is subject to 100 percent recapture for a period of seven years as provided by the Internal Revenue Code. Non-compliance with applicable requirements could result in the projected tax benefits not being realized and, therefore, could require Ingevity to indemnify Wells Fargo for any loss or recapture of NMTC related to the financing until such time as the obligation to deliver tax benefits is relieved. We do not anticipate any credit recaptures will be required in connection with this arrangement.
We have determined that this financing arrangement, with the Investment Fund and Innovate CDE, provides us with a controlling interest in both entities despite not having majority voting rights in either entity. Therefore, we have concluded, both entities represent a variable interest entity (“VIE”). The ongoing activities of the Investment Fund – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the Investment Fund. We have considered: the contractual arrangements that obligate Ingevity to deliver tax benefits and provide various other guarantees to the structure; the Innovate CDE's and Wells Fargo’s overall lack of a material interest in the underlying economics of the Project; and Ingevity's obligation to absorb losses of both the Innovate CDE and Investment Fund. We have concluded that Ingevity is the primary beneficiary of each VIE and we have therefore consolidated both Innovate CDE and Investment Fund, as VIEs, in accordance with ASC 810. Post consolidation, the only material remaining balances presented on Ingevity's Consolidated Financial Statements are the original

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

contribution of $2.3 million from Wells Fargo in the Investment Fund, less the third-party debt financing (syndication) fees paid and any remaining restricted proceeds to be used solely for the purpose of the capital investments in the Project. Although ASC 810 would indicate that noncontrolling interest in these VIEs should be presented separately from Ingevity's equity based on our evaluation, we have concluded that the $2.3 million (net of syndication fees) should be presented as a liability of Ingevity on our Consolidated Financial Statements as this more accurately reflects the substance of the financing arrangement.
As a result of this financing arrangement, we incurred $0.6 million in syndication (debt issuance) fees, which are being amortized over the life of the note payable. The proceeds of the loans from the Innovate CDE (including loans representing the capital contribution made by Wells Fargo, net of syndication fees) of $2.3 million, are restricted for use on the Project. As of December 31, 2019, the balance of the loan liability, net of debt issuance fees of $0.6 million was $1.7 million. The loan liability, net of fees is recorded in Other liabilities on our consolidated balance sheets. Additionally, at December 31, 2019, we had $7.7 million of cash restricted for use on the Project, this amount is recorded in Prepaid expenses and other current assets in our consolidated balance sheets. We are able to request reimbursement of this restricted cash for certain expenditures made in connection with the Project which we expect to occur in the first half of 2020. Expenditures that qualify for reimbursement include leasehold improvements, equipment purchases, and other expenditures tied to the Project.

Note 12: Share-based Compensation
Equity Incentive Plan
The Ingevity Corporation 2016 Omnibus Incentive Plan, adopted on May 15, 2016, grants certain corporate officers, key employees and non-employee directors of Ingevity and subsidiaries different forms of benefits, including stock options, restricted stock units ("RSU"), director stock units ("DSU"), and performance stock units ("PSU"). The Ingevity Corporation 2016 Omnibus Incentive Plan has a maximum shares reserve of 4,000,000 for the grant of equity awards. As of December 31, 2019, 3,025,677 shares under the Ingevity Corporation 2016 Omnibus Incentive Plan are still available for grants, assuming that Ingevity performs at the target performance level in each year of the three-year performance period for PSU awards. Ingevity's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually. We typically issue new common shares for vesting of awards under our equity incentive plan.
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
Under the ESPP, a total of 250,000 shares of Ingevity's common stock are reserved and authorized for issuance to participating U.S. employees, as defined by the ESPP, which excludes certain officers of Ingevity. We typically issue treasury shares for issuances under the ESPP. As of December 31, 2019, 178,506 shares under the ESPP are still available for issuance. The initial offering period under the ESPP began on July 1, 2017. During fiscal 2019, there were 33,945 shares issued under the ESPP at an average price of $58.95.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Our share-based compensation and ESPP expense is included in the table below.

	Years Ended December 31,
In millions	2019	2018	2017
Stock option expense	$3.0	$2.3	$1.5
ESPP expense	0.7	0.5	0.2
RSU, DSU and PSU expense	8.6	9.7	8.4
Total share-based compensation expense (1)	$12.3	$12.5	$10.1
Income tax benefit	(2.2)	(2.9)	(3.8)
Total share-based compensation expense, net of tax	$10.1	$9.6	$6.3
_______________
(1) Amounts reflected in "Selling, general and administrative expenses" on the Consolidated Statements of Operations.
Stock Options
All stock options vest in accordance with vesting conditions set by the compensation committee of Ingevity's Board of Directors. Stock options granted to date have vesting periods of one to three years from the date of grant. Incentive and non-qualified options granted under the Plan expire no later than 10 years from the grant date. Expense related to stock options granted is based on the assumptions shown in the table below:

	Years Ended December 31,
Weighted-average assumptions used to calculate expense for stock options	2019	2018	2017
Risk-free interest rate	2.6%	2.7%	2.1%
Average life of options (years)	6.5	6.5	6.5
Volatility	28.0%	27.5%	35.0%
Dividend yield	—	—	—
Fair value per stock option	$39.29	$25.51	$20.71

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The following table summarizes Ingevity's stock option activity.

	Number of Options (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2016	208	$28.03	9.4	$5,573
Granted	109	53.11
Exercised	(7)	27.38
Forfeited	(7)	31.97
Canceled	—	—
Outstanding, December 31, 2017	303	$36.72	8.7	$10,022
Granted	110	74.91
Exercised	(6)	32.37
Forfeited	(4)	51.66
Canceled	—	—
Outstanding, December 31, 2018	403	$46.98	8.1	$14,450
Granted	61	115.03
Exercised	(52)	32.91
Forfeited	(2)	106.25
Canceled	(5)	73.73
Outstanding, December 31, 2019	405	$58.39	7.4	$13,334
Exercisable, December 31, 2019	164	$31.52	6.5	$9,150
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
As of December 31, 2019, $1.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.
Restricted Stock Units, Deferred Stock Units and Performance-based Restricted Stock Units
All RSUs, DSUs, and PSUs vest in accordance with vesting conditions set by the Compensation Committee of Ingevity’s Board of Directors. RSUs and DSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three-year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The following table summarizes Ingevity's RSUs, DSUs and PSUs activity.

	RSUs and DSUs		PSUs
	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)
Nonvested, December 31, 2016	167	$28.08	127	$28.06
Granted	61	57.21	66	53.11
Vested	(75)	28.47	—	—
Forfeited	(4)	31.00	(9)	27.90
Nonvested, December 31, 2017 (2)	149	$39.67	184	$37.01
Granted	56	77.98	56	74.91
Vested	(89)	60.94	—	—
Forfeited	(1)	61.15	(1)	52.18
Nonvested, December 31, 2018 (2)	115	$60.94	239	$45.88
Granted	61	108.17	41	115.22
Vested	(59)	50.58	(118)	28.07
Forfeited	(2)	91.09	(4)	83.63
Nonvested, December 31, 2019 (2)	115	$90.65	158	$76.11
_______________
(1) The number granted represents the number of shares issuable upon vesting of RSUs and DSUs. For PSUs the number granted represents the number of shares issuable upon vesting assuming that Ingevity performs at the target performance level in each year of the three-year performance period.
(2) The nonvested RSU and DSU number of shares at December 31, 2019, 2018, and 2017 includes 10 thousand, 10 thousand, and eight thousand DSUs, respectively.
As of December 31, 2019, there was $6.2 million of unrecognized share-based compensation expense related to nonvested awards. Those costs are expected to be recognized over a weighted-average period of 1.2 years.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Note 13: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of accumulated other comprehensive income (loss), net of tax.

	Years Ended December 31,
In millions	2019	2018	2017
Foreign currency translation
Beginning Balance	$(16.4)	$(10.1)	$(18.4)
Net gains (losses) on foreign currency translation	15.6	(6.3)	8.3
Gains (losses) on net investment hedges	3.0	—	—
Less: tax provision (benefit)	0.7	—	—
Net gains (losses) on net investment hedges	2.3	—	—
Other comprehensive income (loss), net of tax	17.9	(6.3)	8.3
Ending Balance	$1.5	$(16.4)	$(10.1)

Derivative Instruments
Beginning Balance	$0.4	$—	$—
Gains (losses) on derivative instruments	(4.8)	1.7	(0.1)
Less: tax provision (benefit)	(1.1)	0.4	—
Net gains (losses) on derivative instruments	(3.7)	1.3	(0.1)
(Gains) losses reclassified to net income	(0.3)	(1.2)	0.1
Less: tax (provision) benefit	(0.1)	(0.3)	—
Net (gains) losses reclassified to net income	(0.2)	(0.9)	0.1
Other comprehensive income (loss), net of tax	(3.9)	0.4	—
Ending Balance	$(3.5)	$0.4	$—

Pension and other postretirement benefits
Beginning Balance	$(1.7)	$(1.6)	$(0.6)
Unrealized actuarial gains (losses) and prior service (costs) credits	(1.8)	(0.4)	(1.1)
Less: tax provision (benefit)	(0.4)	(0.1)	(0.4)
Net actuarial gains (losses) and prior service (costs) credits	(1.4)	(0.3)	(0.7)
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.3	—
Less: tax (provision) benefit	—	0.1	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.2	—
Reclassifications of certain deferred tax effects (1)	—	—	(0.3)
Other comprehensive income (loss), net of tax	(1.3)	(0.1)	(1.0)
Ending Balance	$(3.0)	$(1.7)	$(1.6)

Total AOCI ending balance at December 31	$(5.0)	$(17.7)	$(11.7)
_______________
(1) Amounts reclassified to retained earnings due to early adoption of ASU 2018-02.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Reclassifications of accumulated other comprehensive income (loss)

The table below provides details about the reclassifications from accumulated other comprehensive income (loss) and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

	Twelve Months Ended December 31,
In millions	2019	2018	2017

Derivative Instruments
Currency exchange contracts (1)	$—	$1.0	$0.1
Natural gas contracts (2)	0.3	0.2	—
Total before tax	0.3	1.2	0.1
(Provision) benefit for income taxes	(0.1)	(0.3)	—
Amount included in net income (loss)	$0.2	$0.9	$0.1

Pension and other postretirement benefits
Amortization of prior service costs (credits) (2)	$—	$0.5	$—
Amortization of unrecognized net actuarial and other gains (losses) (3)	0.1	(0.1)	—
Recognized loss due to curtailment and settlement (2)	—	(0.2)	—
Total before tax	0.1	0.2	—
(Provision) benefit for income taxes	—	—	—
Amount included in net income (loss)	$0.1	$0.2	$—
_______________
(1) Included within "Net sales" on the consolidated statement of operations.
(2) Included within "Cost of sales" on the consolidated statement of operations.
(3) Included within "Other (income) expense, net" on the consolidated statement of operations.

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
During the year ended December 31, 2019, we repurchased $6.4 million in common stock, representing 80,300 shares of our common stock at a weighted average cost per share of $80.22. At December 31, 2019, $389.5 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use FIFO method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from Additional paid-in capital on the consolidated balance sheets.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Note 14: Leases
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
Finance leases
Our finance lease obligations consist of $80.0 million at December 31, 2019 and 2018, respectively, owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, which is due at maturity in 2027. The interest rate on the $80.0 million finance lease obligation is 7.67%. Interest payments are payable semi-annually.
We have a finance lease obligation due in 2031 for certain assets located at our Performance Materials' Waynesboro, Georgia manufacturing facility. The lease is with the Development Authority of Burke County (“Authority”). The Authority established the sale-leaseback of these assets by issuing an industrial development revenue bond. The bond was purchased by Ingevity and the obligations under the finance lease remain with Ingevity. Accordingly, we offset the finance lease obligation and bond on our consolidated balance sheets.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

In millions	Financial Statement Caption	December 31, 2019
Assets
Operating lease assets, net(1)	Operating lease assets, net	$53.4
Finance lease assets, net(2)	Property, plant, and equipment, net	33.4
Finance lease assets, net(2)	Other assets, net	1.2
Total lease assets		$88.0
Liabilities
Current
Operating lease liabilities(3)	Current operating lease liabilities	$17.1
Finance lease liabilities	Notes payable and current maturities of long-term debt	—
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	36.7
Finance lease liabilities	Long-term debt including finance lease obligations	80.0
Total lease liabilities		$133.8
_______________
(1) Operating lease assets, net are recorded net of accumulated amortization of $17.6 million as of December 31, 2019.
(2) Finance lease assets, net are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $64.3 million and $0.3 million, as of December 31, 2019, respectively.
(3) Operating lease liabilities includes $0.2 million of accrued interest.

Lease cost

In millions	Financial Statement Caption	December 31, 2019
Operating lease cost(1)	Cost of sales	$21.5
	Selling, general, and administrative expenses	2.4
Finance lease cost
Amortization of leased assets	Cost of sales	$1.9
Interest on lease liabilities	Interest expense, net	6.1
Net lease cost(2)		$31.9
_______________
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Only on the rare occasion do we sublease our leased assets; as a result this amount excludes sublease income which is immaterial.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Maturity of Lease Liabilities

	December 31, 2019
In millions	Operating leases	Finance leases	Total
2020	$19.4	$6.1	$25.5
2021	15.1	6.1	21.2
2022	10.9	6.1	17.0
2023	6.9	6.1	13.0
2024	3.4	6.1	9.5
2025 and thereafter	5.0	95.4	100.4
Total lease payments	$60.7	$125.9	$186.6
Less: Interest	6.9	45.9	52.8
Present value of lease liabilities(1)	$53.8	$80.0	$133.8
_______________
(1) As of December 31, 2019, we have additional operating lease commitments that have not yet commenced of approximately $21.4 million for the relocation of our corporate headquarters. The lease is expected to commence in the first half of 2020 and the lease term is for 15 years with two 5 year extensions. Additionally, we have operating lease commitments that have not yet commenced of approximately $2.3 million primarily related to rail car leases.
Minimum lease payments pursuant to agreements as of December 31, 2018, under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases presented in accordance with ASC 840 are as follows:

In millions	Operating leases	Finance leases
2019	$21.9	$6.1
2020	17.2	6.1
2021	13.3	6.1
2022	9.7	6.1
2023	6.0	6.1
2024 and thereafter	5.9	101.5
Minimum lease payments	$74.0	$132.0
Less: amount representing interest		52.0
Finance lease obligations		$80.0
Lease Term and Discount Rate

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	8.5
Weighted-average discount rate
Operating leases	5.67%
Finance leases	7.67%

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Other Information

In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.8
Operating cash flows from finance leases	6.1
Financing cash flows from finance leases	—

Note 15: Retirement Plans
Defined Contribution Plans
On January 1, 2016, the Ingevity Corporation Retirement Savings Plan ("Plan") was established. The Plan is a qualified salary-reduction plan under Section 401(k) of the U.S. Internal Revenue Code. Eligible U.S. employees may participate by contributing a portion of their compensation. For non-union eligible employees participating in the Plan Ingevity makes matching contributions up to six percent of the employee deferral. In addition to the matching contributions, Ingevity also makes a non-elective contribution of three percent of eligible compensation per payroll for non-union employees. For union eligible employees participating in the Plan Ingevity makes matching contributions up to 100 percent of the first three percent of the employee deferrals and 50 percent on the next two percent of deferrals.
U.S. salaried employees who were no longer eligible to participate in our prior parent's defined benefit pension plan were provided an enhanced contribution into the Plan. The enhanced benefits consist of a transition contribution of four or ten percent of the employee’s eligible compensation for employees who were grandfathered into our prior parent's cash balance and final average pay pension plan, respectively. The transition contributions will continue to December 31, 2020, unless the grandfathered employee terminates employment sooner.
Charges associated with employer contributions to the Plan were $10.6 million, $10.2 million, and $9.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Defined Benefit Pension and Postretirement Plans
 On May 16, 2016, Ingevity established qualified and non-qualified benefit plans to provide pension and post-retirement benefits to certain employees and retirees. Our retirement obligations consist of accrued defined benefit obligations earned by Ingevity domestic hourly union employees; accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The following table summarizes the weighted average assumptions used and components of our defined benefit postretirement plans. The following table also reflects a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
In millions, except percentages	2019	2018	2019	2018
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	3.15%	4.20%	—%	—%
Discount rate - non-qualified benefit plans	3.10%	4.15%	3.05%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Change in projected benefit obligation
Project benefit obligation at January 1	$29.4	$28.8	$0.7	$0.8
Service cost	1.2	1.6	—	—
Interest cost	1.2	1.0	—	—
Actuarial loss (gain)	5.3	(2.0)	0.2	(0.1)
Plan amendments	—	0.5	—	—
Benefit payments	(0.6)	(0.5)	—	—
Projected benefit obligation at December 31 (1)	36.5	29.4	0.9	0.7
Change in plan assets
Fair value of plan asset at January 1	22.6	22.6	—	—
Actual return on plan assets	4.7	(1.1)	—	—
Company contributions	0.1	1.6	—	—
Benefit payments	(0.6)	(0.5)	—	—
Fair value of plan assets at December 31	26.8	22.6	—	—
Funded Status
Net Funded Status of the Plan (Liability)	$(9.7)	$(6.8)	$(0.9)	$(0.7)

Amount recognized in the consolidated balance sheets:
Pension and other postretirement benefit asset (2)	$—	$—	$—	$—
Pension and other postretirement benefit (liability) (2)	(9.7)	(6.8)	(0.9)	(0.7)
Total Net Funded Status of the Plan (Liability)	$(9.7)	$(6.8)	$(0.9)	$(0.7)
_______________
(1)  The accumulated benefit obligation for all years presented equals the projected benefit obligation for each plan, respectively.
(2)  Asset balance is included in "Other assets" and liability balances are included in "Other liabilities" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Amounts Recognized in Other Comprehensive Income (Loss)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pensions			Other Benefits			Total
	Years Ended December 31,
In millions	2019	2018	2017	2019	2018	2017	2019	2018	2017
Current year net actuarial loss (gain)	$1.7	$—	$1.1	$0.1	$(0.1)	$0.1	$1.8	$(0.1)	$1.2
Current year prior service cost (credit)	—	0.5	—	—	—	—	—	0.5	—
Amortization of net actuarial (loss) gain and prior service (cost) credit	(0.1)	—	—	—	—	—	(0.1)	—	—
Curtailments	—	(0.2)	—	—	—	—	—	(0.2)	—
Total recognized in other comprehensive (income) loss, before taxes	1.6	0.3	1.1	0.1	(0.1)	0.1	1.7	0.2	1.2
Total recognized in other comprehensive (income) loss, after taxes	$1.2	$0.3	$0.7	$0.1	$(0.1)	$0.1	$1.3	$0.2	$0.8

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits		Total
	December 31,
In millions	2019	2018	2019	2018	2019	2018
Net actuarial (gain) loss	$3.0	$1.3	$—	$(0.1)	$3.0	$1.2
Prior service cost (credit)	0.9	0.9	—	—	0.9	0.9
Accumulated other comprehensive (income) loss, before taxes	3.9	2.2	—	(0.1)	3.9	2.1
Accumulated other comprehensive (income) loss, after taxes	$3.0	$1.8	$—	$(0.1)	$3.0	$1.7
The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost during 2020 are zero and less than $0.1 million, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions used for the components of net annual benefit cost:

	Pensions			Other Benefits
	Years Ended December 31,
In millions, except percentages	2019	2018	2017	2019	2018	2017
Discount rate - qualified benefit plans (1)	4.20%	3.55%	4.10%	—%	—%	—%
Discount rate - non-qualified benefit plans (1)	4.15%	3.55%	4.15%	4.10%	3.45%	3.95%
Expected return on plan assets	4.50%	4.00%	4.50%	N/A	N/A	N/A
Components of net annual benefit cost:
Service cost (2)	$1.2	$1.6	$1.2	$—	$—	$—
Interest cost (3)	1.2	1.0	1.0	—	—	—
Expected return on plan assets (3)	(1.0)	(0.9)	(0.9)	—	—	—
Amortization of prior service cost (2)	0.1	0.1	—	—	—	—
Amortization of net actuarial and other (gain) loss (3)	—	—	—	—	—	—
Recognized (gain) loss due to curtailments	—	0.2	—	—	—	—
Net annual benefit cost	$1.5	$2.0	$1.3	$—	$—	$—
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

Contributions
We made a voluntary cash contribution of zero and $1.5 million to our Union Hourly defined benefit pension plan in the years ended December 31, 2019 and 2018, respectively. There are no required cash contributions to our Union Hourly defined benefit pension plan in fiscal 2020, and we currently have no plans to make any voluntary cash contributions in fiscal 2020.

Fair Value Hierarchy
Following is a description of the valuation methodologies used for the investment measure at fair value. See Note 6 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.
Cash and short-term funds — Cash and quoted short-term instruments are valued at the closing price or the amount  held on deposit by the custodian bank.
Mutual Funds – Mutual funds are valued at the closing price reported on the major market on which the individual securities are traded. Substantially all mutual funds are classified within Level 1 of the valuation hierarchy.
Pooled Funds - These investment vehicles are valued using the Net Asset Value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.
Other - Other assets are represented by investments in a series limited partnership. These assets are not actively traded and classified as Level 2.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class.

In millions	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at Net Asset Value
Cash and short-term investments	$0.1	$0.1	$—	$—	$—
Mutual funds	3.0	3.0	—	—	—
Pooled funds	22.4	—	—	—	22.4
Other	1.3	—	1.3	—	—
Total assets	$26.8	$3.1	$1.3	$—	$22.4

In millions	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at Net Asset Value
Cash and short-term investments	$0.1	$0.1	$—	$—	$—
Mutual funds	3.1	3.1	—	—	—
Pooled funds	18.8	—	—	—	18.8
Other	0.6	—	0.6	—	—
Total assets	$22.6	$3.2	$0.6	$—	$18.8
Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2020	$0.6	$—
2021	0.8	—
2022	1.0	—
2023	1.1	—
2024	1.2	—
2025-2029	8.3	0.2
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased our qualified pension benefit obligations by $2.6 million at December 31, 2019 and decreased our qualified pension benefit costs by $0.1 million for 2019. A one-half percent decrease in the assumed discount rate would have increased our qualified pension obligations by $3.0 million at December 31, 2019 and increased our qualified pension benefit cost by $0.2 million for 2019.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased our qualified pension costs by $0.1 million for 2019. A one-half percent decrease in the assumed expected long-term rate of return on plan assets would have increased our qualified pension costs by $0.1 million for 2019.

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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

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
2019 activities
        During the third quarter of 2019, we initiated a reorganization as part of an effort to improve our Performance Chemical’s workflow and efficiency to best serve our customers’ needs and reduce costs. As a result of this reorganization, we recorded $1.5 million in severance and other employee-related costs in the year ended December 31, 2019.
        In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million as a gain on sale of assets, as well as $0.7 million charge related to other miscellaneous exit costs, in the year ended December 31, 2019.
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
During the year ended December 31, 2017, we also recorded $2.4 million of additional miscellaneous exit costs primarily associated with the exit of our Performance Chemicals' manufacturing operations in Palmeira, Santa Catarina, Brazil, which began in the fourth quarter of 2016.
Detail on the restructuring charges and asset disposal activities is provided below.

	Years Ended December 31,
In millions	2019	2018	2017
Restructuring and other (income) charges, net
Gain on sale of assets and businesses	$(0.4)	$(0.6)	$—
Severance and other employee-related costs (1)	1.5	0.1	1.3
Other (income) charges, net (2)	0.7	—	2.4
Total restructuring and other (income) charges, net	$1.8	$(0.5)	$3.7
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents costs associated with rental payments, contract terminations, and other miscellaneous exit costs. Other income primarily represents favorable developments on previously recorded exit costs as recoveries associated with restructuring activities.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

Balance at	Change in	Cash		Balance at	Change in	Cash		Balance at
12/31/2017 (1)	Reserve (2)	Payments	Other (3)	12/31/2018 (1)	Reserve (2)	Payments	Other (3)	12/31/2019 (1)
$0.2	0.1	(0.3)	—	$—	2.2	(1.8)	—	$0.4
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

Note 17: Acquisitions
Perstorp Holding AB's Caprolactone Business
On February 13, 2019, we completed the acquisition of 100 percent of the equity of Perstorp UK Ltd. with Perstorp Holding AB ("Seller"), including the Seller's entire caprolactone business ("Caprolactone Business"), herein referred to as the "Caprolactone Acquisition." The Caprolactone Acquisition was completed for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition is being integrated into our Performance Chemicals segment and is included within our engineered polymers product line. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition.
The Caprolactone Acquisition contributed Net sales of $122.1 million for the year ended December 31, 2019, to the consolidated operating results. Although the integration is not complete, a substantial portion of the Caprolactone Business was integrated into our existing Performance Chemicals operations during the fourth quarter of 2019. As a result, we were no longer able to separate operating performance of the Caprolactone Acquisition from our existing Performance Chemicals' operating results.
Purchase Price Allocation
The Caprolactone Acquisition is considered an acquisition of a business under business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. See Note 6 for additional explanation of Level 2 and Level 3 inputs. We finalized the purchase price allocation in Q4 2019. The following table represents our final purchase price allocation as well as an explanation of changes from the initial preliminary purchase price allocation.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Cash and cash equivalents		$0.7
Accounts receivable, net		15.7
Inventories (1)		21.7
Prepaid and other current assets		1.9
Property, plant and equipment (5)		86.3
Operating lease assets, net (5)		1.8
Intangible assets (2)
Customer relationships (6)	17 years	159.0
Developed technology (6)	12 years	64.8
Brands (6)	17 years	67.0
Non-compete agreement	3 years	0.5
Goodwill (3) (5)		295.1
Other assets		1.3
Total fair value of assets acquired		$715.8
Accounts payable		13.6
Accrued expenses (5)		2.3
Long-term debt		113.1
Operating lease liabilities (5)		1.7
Deferred income taxes (5)		45.7
Total fair value of liabilities assumed		$176.4
Cash and restricted cash acquired(4)		1.5
Total cash paid, less cash and restricted cash acquired		$537.9
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $8.4 million, all of which was expensed in the three months ended March 31, 2019. The expense is included in "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(2) The aggregate amortization expense was $14.4 million for the year ended December 31, 2019. Estimated amortization expense is as follows: 2020 - $19.6 million, 2021 - $19.6 million, 2022 - $19.5 million, 2023 - $19.5 million, and 2024 - $19.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
(3) Goodwill consists of estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. This acquired goodwill has been included within our Performance Chemicals reporting unit, see Note 9 for further information regarding our allocation of goodwill among our reportable segments. None of the acquired goodwill will be deductible for income tax purposes.
(4) Cash and cash equivalents and restricted cash were $0.7 million and $0.8 million, respectively, at closing. Restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet.
(5) Since the acquisition, we completed a full physical asset inspection and assessment of the property, plant and equipment acquired. We identified $2.5 million of assets, which were included in the original valuation that were no longer in use after the acquisition. Reducing the asset value also required a reduction of the previously established deferred tax liability by $0.4 million. The net adjustment resulted in an increase to Goodwill of $2.1 million. We also obtained all outstanding lease contracts for the Caprolactone Business, and completed our assessment of the leases under ASC 842. The result was the identification of operating lease assets, current lease liabilities, and noncurrent lease liabilities at the date of acquisition in the amounts of $1.8 million, $0.1 million, and $1.7 million, respectively. Finally, we completed the acquired legal entity fiscal year 2018 tax filings, our assessment of potential uncertain tax positions, as well as our of the realizability of acquired deferred taxes at the acquisition date. The result was a decrease to goodwill of $2.3 million and deferred income taxes of $1.7 million and an increase to taxes receivable of $0.6 million from the preliminary purchase price allocation.
(6) The fair values assigned to the Customer Relationships intangible asset was determined by using a multi-period excess earnings model ("MP-Model"). Significant assumptions utilized in MP-Model are the attrition rate, revenue growth rates, and the discount rate. The fair values assigned to the Developed Technology and Brands were determined using a relief from royalty model ("RfR-Model"). The RfR-Model's significant assumptions include the revenue growth rates, royalty rate, and discount rate considered in the aggregate.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Georgia-Pacific's Pine Chemical Business
On March 8, 2018, pursuant to the terms and conditions set forth in the asset purchase agreement with Georgia-Pacific Chemicals LLC, Georgia-Pacific LLC (together with Georgia-Pacific Chemicals LLC, "GP") and Ingevity Arkansas, LLC, a wholly-owned subsidiary of Ingevity, we completed the acquisition (the "Pine Chemical Acquisition") of substantially all the assets primarily used in GP's pine chemical business (the "Pine Chemical Business") for an aggregate purchase price of $315.5 million. The aggregate purchase price was finalized during the third quarter of 2018 with a final payment to GP in the amount of $0.5 million to finalize the net working capital acquired on March 8, 2018. The Pine Chemical Business included the assets and facilities related to tall oil fractionation operations and the production or modification of tall oil fatty acids, tall oil rosins, rosin derivatives and formulated products. In addition, on the Pine Chemical Acquisition, the Company and GP entered into a 20-year, market-based crude tall oil ("CTO") supply contract with certain of Georgia-Pacific’s paper mill operations.
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
Purchase Price Allocation
The following table summarizes the consideration paid for the Pine Chemical Business and the assets acquired and liabilities assumed:

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Accounts receivable		$16.2
Inventories (1)		9.4
Property, plant and equipment		39.3
Intangible assets (2)
Patents	12 years	1.9
Non-compete agreement	3 years	2.2
Customer relationships	11 years	129.0
Goodwill (3)		118.7
Other assets		0.1
Total fair value of assets acquired		$316.8
Accounts payable		0.8
Accrued expenses		0.5
Total fair value of liabilities assumed		$1.3
Total cash paid		$315.5
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.4 million, which was expensed in the year ended December 31, 2018. The expense is included in "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a LIFO basis of accounting.

(2) The aggregate amortization expense was $12.7 million and $10.6 million for the years ended December 31, 2019 and 2018, respectively. Estimated amortization expense is as follows: 2020 - $12.7 million, 2021 - $12.0 million, 2022 - $11.8 million, 2023 - $11.8 million, and 2024 - $11.8 million.

(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes. This acquired goodwill has been included within our Performance Chemicals reporting unit, see Note 9 for further information regarding our allocation of goodwill among our reporting segments.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information assume that the Caprolactone Acquisition as well as the acquisition of the Pine Chemical Business occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other related costs of $35.3 million and $12.2 million for the years ended December 31, 2019 and 2018, respectively.

	Years Ended December 31,
In millions	2019	2018
Net sales	$1,310.6	$1,320.8
Income (loss) before income taxes	262.8	247.0
Diluted earnings (loss) per share attributable to Ingevity stockholders	$5.01	$4.48

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Acquisition and other-related costs
Costs incurred to complete and integrate the acquisitions noted above into our Performance Chemicals reporting segment are expensed as incurred on our consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Years Ended December 31,
In millions	2019	2018	2017
Legal and professional service fees	$14.2	$6.9	$7.1
Loss on hedging purchase price	12.7	3.9	—
Acquisition-related costs	26.9	10.8	7.1
Inventory fair value step-up amortization (1)	8.4	1.4	—
Acquisition and other-related costs	$35.3	$12.2	$7.1
_______________
(1) Included within "Cost of sales" on the consolidated statement of operations.

Note 18: Income Taxes
Domestic and foreign components of Income (loss) before income taxes are shown below:

	Years Ended December 31,
In millions	2019	2018	2017
Domestic	$203.2	$213.3	$180.1
Foreign	24.7	8.5	(5.3)
Total	$227.9	$221.8	$174.8
The provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2019	2018	2017
Current
Federal	$19.9	$32.5	$51.6
State and local	5.0	6.0	3.7
Foreign	4.5	0.6	—
Total current	$29.4	$39.1	$55.3
Deferred
Federal	$13.8	$1.6	$(25.3)
State and local	2.5	(1.1)	(1.3)
Foreign	(1.5)	0.4	0.9
Total deferred	$14.8	$0.9	$(25.7)

Provision (benefit) for income taxes	$44.2	$40.0	$29.6

We recorded $(0.9) million, $0.1 million, and $(0.4) million of deferred tax provision (benefit) in components of other comprehensive income during the years ended December 31, 2019, 2018 and 2017, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to operations:

	Years Ended December 31,
In millions, except percentage data	2019	2018	2017
Federal statutory tax rate	$47.9	$46.6	$61.2
State and local income taxes, net of federal benefit	6.3	4.4	2.4
Changes in valuation allowance	(1.9)	(2.2)	1.7
Domestic manufacturing deduction	—	—	(5.1)
Noncontrolling interest in consolidated partnership	—	(2.7)	(6.6)
Excess stock compensation	(5.9)	(0.9)	(0.7)
Federal and state tax credits	(1.9)	(2.1)	(0.7)
U.S. Tax Reform	—	(1.9)	(24.5)
Foreign derived intangible income	(3.8)	(3.2)	—
Officers compensation	3.3	0.6	0.2
Other	0.2	1.4	1.7
Provision (benefit) for income taxes	$44.2	$40.0	$29.6
Effective tax rate	19.4%	18.0%	16.9%

The increase in our effective tax rate from 2018 to 2019 was due to several factors as described below.
The August 1, 2018 acquisition of the remaining 30 percent noncontrolling interest in Purification Cellutions, LLC (see Note 13 for more information) resulted in an increase to our effective tax rate in 2019 as compared to 2018. We recognized $5.0 million of excess tax benefits from the vesting of share-based awards. We incurred nondeductible acquisition-related charges during the year, resulting in a tax impact of $1.4 million. Also, as a result of finalized regulations stemming from U.S. Tax Reform, we incurred tax expense relating to an adjustment of our net deferred tax liabilities to account for the future non-deductible portion of our officer's compensation of $1.1 million. Additionally, in 2018, we adjusted our net deferred tax liabilities by $1.9 million due to further interpretations of U.S. Tax Reform the impact of which did not repeat in 2019. The remaining driver to the change in our effective tax rate from 2018 to 2019 is due to an increase in our earnings recognized in foreign jurisdictions some of which are taxed at higher rates than our U.S. domestic earnings.
The increase in our effective tax rate from 2017 to 2018 is mainly due to the benefit of reducing our net deferred tax liability to the 21.0 percent rate in 2017 and effects of certain provisions under U.S. Tax Reform. Our U.S. net deferred tax liabilities as of December 31, 2017 were remeasured from 35.0 percent to 21.0 percent, resulting in $24.5 million of provisional deferred income tax benefit and a reduction in our effective tax rate of 14.0 percent in 2017. During the year ended December 31, 2018, we further adjusted our net deferred tax liabilities by $1.9 million due to further interpretations of U.S. Tax Reform. The remaining difference in our effective tax rate for the years ended December 31, 2018 and 2017, respectively, is due to the change in certain favorable tax deductions under U.S. Tax Reform, such as the elimination of the domestic manufacturing deduction and the addition of the foreign-derived intangible income deduction. In addition to the impact of U.S. Tax Reform, the change in the effective tax rate period over period was also driven by the acquisition of our noncontrolling interest.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

The significant components of deferred tax assets and liabilities are as follows

	December 31,
In millions	2019	2018
Deferred tax assets:
Accrued restructuring	$0.1	$7.7
Employee benefits	12.0	14.9
Intangibles	—	17.1
Net operating losses	15.4	8.1
Leases	10.3	—
Other	7.3	8.2
Total deferred tax assets	$45.1	$56.0
Valuation allowance	(13.0)	(15.5)
Total deferred tax assets, net of valuation allowance	$32.1	$40.5
Deferred tax liabilities:
Fixed assets	$83.4	$68.3
Intangibles	28.6	—
Inventory	3.4	4.8
Leases	10.4	—
Other	1.6	1.4
Total deferred tax liabilities	$127.4	$74.5
Net deferred tax asset (liability) (1)	$(95.3)	$(34.0)
_______________
(1) Presentation in the table above is on a gross basis, however due to jurisdictional netting, our net deferred tax asset and liability recorded on our consolidated balance sheets is $5.0 million and $100.3 million million, respectively, as of December 31, 2019 and $2.9 million and $36.9 million, respectively, as of December 31, 2018.

Our net deferred tax liabilities increased $61.3 million at December 31, 2019 as compared to December 31, 2018. The Caprolactone Acquisition, completed on February 13, 2019. resulted in the recognition of $45.7 million of net deferred tax liabilities (see Note 17 for more information). In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil (see Note 16 for more information) the resulting loss increased our net operating loss deferred tax asset by $6.0 million in 2019. Additionally, deferred tax liabilities associated with fixed assets increased significantly in 2019 due to an increase in assets placed in service in 2019 versus 2018 resulting in additional bonus depreciation deductions. Also, in connection with the adoption of ASC 842 (see Note 14 for more information), we recorded a deferred tax asset and corresponding deferred tax liability, which effectively offset.
We have deferred tax assets, including net operating loss carryforwards, which are available to offset future taxable income. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized. In 2019, we recognized a tax benefit of $2.4 million by releasing a valuation allowance that was associated with our Chinese operations. The decision to release the valuation allowance due to positive evidence supporting future taxable income available to offset these losses.
At December 31, 2019, foreign net operating loss carryforwards totaled $52.0 million. Of this total, $4.0 million will expire in 3 to 10 years and $48.0 million has no expiration date.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalent balance at December 31, 2019 included $54.0 million held by our foreign subsidiaries. At December 31, 2019, 2018, and 2017, no deferred income taxes have been provided for our share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of taxes that may be due if

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, the opportunity to use foreign tax credits, and the potential impact of U.S. Tax Reform. Positive undistributed earnings considered to be indefinitely reinvested totaled $17.5 million at December 31, 2019.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
In millions	2019	2018	2017
Balance at beginning of year	$0.3	$0.3	$0.6
Additions for tax positions related to current year	—	0.2	—
Additions for tax positions related to prior years	—	—	0.1
Reduction from lapse of statute of limitation	(0.2)	(0.2)	(0.4)
Balance at end of year	$0.1	$0.3	$0.3

As of December 31, 2019, 2018, and 2017, $0.1 million, $0.3 million, and $0.5 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

Note 19: Commitments and Contingencies

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
December 31, 2019

Note 20: Segment Information
Ingevity’s operating segments are (i) Performance Materials and (ii) Performance Chemicals, a description of both operating segments is included in Note 1.

	Years Ended December 31,
In millions	2019	2018	2017
Net sales
Performance Materials	$490.6	$400.4	$349.3
Performance Chemicals	802.3	733.2	623.1
Total net sales (1)	$1,292.9	$1,133.6	$972.4
Segment EBITDA (2)
Performance Materials	$213.4	$169.4	$141.8
Performance Chemicals	183.5	151.1	100.9
Total Segment EBITDA (2)	$396.9	$320.5	$242.7
Interest expense	$(54.6)	$(33.2)	$(18.1)
Interest income	7.7	3.4	2.3
(Provision) benefit for income taxes	(44.2)	(40.0)	(29.6)
Depreciation and amortization - Performance Materials	(24.2)	(22.2)	(19.8)
Depreciation and amortization - Performance Chemicals	(60.8)	(34.8)	(20.6)
Pension and postretirement settlement and curtailment charges (income) (3)	—	(0.2)	—
Separation costs	—	—	(0.9)
Restructuring and other income (charges), net (4)	(1.8)	0.5	(3.7)
Acquisition and other-related costs (5)	(35.3)	(12.2)	(7.1)
Net (income) loss attributable to noncontrolling interests	—	(12.7)	(18.7)
Net income (loss) attributable to Ingevity stockholders	$183.7	$169.1	$126.5
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, acquisition and other related costs, pension and postretirement settlement and curtailment (income) charge.
(3) Our pension and postretirement settlement and curtailment (income) charges are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2018. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA.
(4) Information about how restructuring and other (income) charges relate to our reporting segments is discussed in Note 16.
(5) These charges are associated with the acquisition and integration of the Pine Chemical Business and the acquisition and integration of the Caprolactone Business. For more detail on these charges see Note 17 within these Consolidated Financial Statements.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

	Depreciation and amortization			Capital expenditures
	Years Ended December 31,			Years Ended December 31,
In millions	2019	2018	2017	2019	2018	2017
Performance Materials	$24.2	$22.2	$19.8	$77.6	$65.4	$36.9
Performance Chemicals	60.8	34.8	20.6	37.2	28.5	15.7
Total	$85.0	$57.0	$40.4	$114.8	$93.9	$52.6

Property, plant, and equipment, net	December 31,
In millions	2019	2018
North America	$499.5	$444.4
Asia Pacific	75.6	78.7
Europe, Middle East, and Africa	89.5	0.6
South America	0.1	0.1
Property, plant, and equipment, net	$664.7	$523.8

Total assets	December 31,
In millions	2019	2018
Performance Materials	$642.9	$547.8
Performance Chemicals	1,485.4	755.7
Total segment assets(1)	$2,128.3	$1,303.5
Corporate and other	13.4	11.7
Total assets	$2,141.7	$1,315.2
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

	Years Ended December 31,
In millions (except share and per share data)	2019	2018	2017
Net income (loss) attributable to Ingevity stockholders	$183.7	$169.1	$126.5

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$4.39	$4.02	$3.00
Diluted earnings (loss) per share	$4.35	$3.97	$2.97

Shares (2)
Weighted average number of shares of common stock outstanding - Basic	41,801	42,037	42,130
Weighted average additional shares assuming conversion of potential common shares	399	564	399
Shares - diluted basis	42,200	42,601	42,529
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

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Years Ended December 31,
In thousands	2019	2018	2017
Average number of potential common shares - antidilutive	66	84	79

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Note 22: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the consolidated balance sheets, as well as other (income) expense, net on the consolidated statement of operations:

Prepaid and other current assets:	December 31,
In millions	2019	2018
Income and value added tax receivables	$14.6	$15.0
Prepaid freight and supply agreements	1.3	1.1
Prepaid insurance	2.1	1.7
Non-trade receivables	4.5	3.4
Advances to suppliers	0.5	1.5
Equity securities (Note 6)	0.4	0.4
Contract asset (Note 5)	6.2	5.1
Restricted cash	8.1	0.3
Other	6.5	6.4
	$44.2	$34.9

Other assets:	December 31,
In millions	2019	2018
Deferred financing charges	$2.5	$3.1
Capitalized software, net (Note 3)	16.9	14.2
Land-use rights	5.6	5.6
Planned major maintenance activities (Note 3)	3.5	3.2
Deferred compensation plan assets (Note 6)	9.8	4.4
Net investment hedge (Note 10)	3.0	—
Other	8.9	7.8
	$50.2	$38.3

Accrued expenses:	December 31,
In millions	2019	2018
Accrued interest	$10.8	$8.5
Accrued taxes	1.5	3.0
Accrued freight	4.2	5.1
Accrued rebates	3.9	6.4
Restructuring reserves (Note 16)	0.4	—
Separation-related reimbursement awards (Notes 6)	0.1	0.1
Accrued royalties and commissions	2.0	1.8
Currency exchange and natural gas contracts (Note 10)	0.5	4.0
Accrued energy	2.0	2.1
Other	7.9	5.7
	$33.3	$36.7

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2019

Other liabilities:	December 31,
In millions	2019	2018
Deferred compensation arrangements (Note 6)	$10.0	$4.6
Pension & OPEB liabilities (Note 15)	10.7	7.5
Unrecognized tax benefits (Note 18)	0.1	0.3
Interest rate swaps (Note 10)	3.9	—
New market tax credit payable (Note 11)	1.7	—
Other	3.6	2.7
	$30.0	$15.1

Other (income) expense, net:	Years Ended December 31,
In millions	2019	2018	2017
Foreign currency translation (gain)/loss	$0.2	$2.0	$1.2
Royalty (income)/expense	(1.9)	(0.8)	(0.7)
Impairment of equity investment	—	1.5	—
Other (gain)/loss	(2.6)	(1.7)	—
	$(4.3)	$1.0	$0.5

Note 23: Quarterly Financial Information (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018.

	2019				2018
In millions, except earnings per share amounts	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Net sales	$276.8	$352.8	$359.9	$303.4	$235.2	$308.6	$311.2	$278.6
Gross profit	97.1	134.4	139.5	111.0	85.1	115.5	118.6	97.6
Income (loss) before taxes	22.7	72.7	77.4	55.1	45.5	64.6	68.1	43.6
Net income (loss)	22.7	56.8	59.9	44.3	35.8	52.2	51.7	42.1
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	5.0	5.5	2.2	—
Net income (loss) attributable to Ingevity stockholders	$22.7	$56.8	$59.9	$44.3	$30.8	$46.7	$49.5	$42.1

Basic earnings (loss) per common share attributable to Ingevity stockholders	$0.54	$1.36	$1.42	$1.06	$0.73	$1.11	$1.18	$1.01
Diluted earnings (loss) per common share attributable to Ingevity stockholders (1)	$0.54	$1.34	$1.41	$1.05	$0.72	$1.10	$1.16	$0.99

Weighted average shares outstanding
Basic	41.7	41.8	42.3	41.8	42.1	42.1	42.0	41.9
Diluted	42.2	42.2	42.6	42.2	42.6	42.6	42.7	42.5
_______________
(1) Basic and diluted earnings (loss) per share are calculated using the weighted average number of common shares outstanding for the period. The sum of quarterly earnings per common share may differ from the full-year amount.

INGEVITY CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2019, 2018, and 2017

		Provision/ (Benefit)
(in millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write-offs (1)	Balance, End of Year
December 31, 2019
Reserve for doubtful accounts (2)	$0.4	0.1	—	—	$0.5
Deferred tax valuation allowance	$15.5	(1.9)	(0.6)	—	$13.0
December 31, 2018
Reserve for doubtful accounts (2)	$0.4	—	—	—	$0.4
Deferred tax valuation allowance	$20.4	(2.6)	(2.3)	—	$15.5
December 31, 2017
Reserve for doubtful accounts (2)	$0.3	0.1	—	—	$0.4
Deferred tax valuation allowance	$18.8	1.7	(0.1)	—	$20.4
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
As of December 31, 2019, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As a result of our acquisition of the Caprolactone Business on February 13, 2019, Ingevity's internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Caprolactone Business. Except as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 23, 2020 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Information about our Executive Officers” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “Corporate Governance - Committees of our Board - Audit Committee” in the Proxy Statement, and Code of Ethics, appearing under the caption “Corporate Governance - Codes of Business Conduct and Ethics” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled “Compensation of Executive Officers” with respect to executive compensation, in the section titled “Director Compensation,” in the section titled "Compensation Committee Report," and in the section titled “Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled “Common Stock Ownership of Executive Officers and Directors” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2019. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (3)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (4)
Equity Compensation Plans approved by stockholders (1)	784,253	$58.39	3,025,677
(1)Plans approved by WestRock as sole stockholder prior to the Separation while the Company was a wholly owned subsidiary.
(2)Includes 404,737 stock options, 112,703 restricted stock units (RSUs) and 257,273 performance-based restricted stock units (PSUs) granted to employees and 9,540 RSUs held by directors. In accordance with SEC rules, the number of shares to be issued for performance based stock unit awards has been calculated based on the assumption that the awards granted in 2017 and 2018 will pay out at the maximum performance level (2x) because these awards are tracking above target, and the awards granted in 2019 will pay out at the threshold (0.5x) because these awards are tracking below threshold. The target payout of the performance based vesting restricted stock unit awards is 158,158 shares.
(3)Represents the weighted-average exercise price of the outstanding stock options only. The outstanding RSUs and PSUs are not included in this calculation.
(4)Includes 178,506 shares available for future issuance under the 2018 Ingevity Corporation Employee Stock Purchase Plan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “Proposal No. 2 - To Ratify Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

Index

PART IV
ITEM 15. EXHIBITS
(a)Documents filed with this Report
i.Consolidated financial statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
ii.The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2019, 2018, and 2017	119
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
iii.Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

2.2	Asset Purchase Agreement, by and among Georgia-Pacific Chemicals, LLC, Georgia-Pacific LLC, Ingevity Arkansas, LLC, and Ingevity Corporation, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

2.3	First Amendment to Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

2.4	Agreement for the Sale and Purchase of Perstorp UK Ltd., dated as of December 10, 2018, by and amount Perstorp AB and Ingevity Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on December 10, 2018).

3.1	Ingevity Corporation Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2019).

3.2	Ingevity Corporation Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2019).

4.1	Indenture, dated as of January 24, 2018, among Ingevity Corporation, the Guarantors, and U.S. Bank National Association, a national banking association (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 24, 2018).

4.2	Description of Registrant's Securities.

10.1	Tax Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.2	Transition Services Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

Index

Exhibit No.	Exhibit Description
10.3	Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.4	Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.5	Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.6	Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.7	Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2017).

10.8	Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.9	Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

10.10	Incremental Facility Agreement 2nd Amendment No. 2, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 9, 2018).

10.11	Amendment No. 3, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.12	Incremental Facility Agreement and Amendment No. 4, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.13	Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.14+	Employment Letter, dated September 18, 2015, between WestRock Company, Ingevity Corporation and John Fortson (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.15+	Employment Letter, dated October 2, 2015, between WestRock Company, Ingevity Corporation and Katherine P. Burgeson (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.16+	Employment Letter, dated July 24, 2015, between WestRock Company, Ingevity Corporation and Michael Wilson (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

Index

Exhibit No.	Exhibit Description

10.17+	Ingevity Corporation Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2019).

10.18	Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.19a+	Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19b+	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19c+	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19d+	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19e+	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19f+	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14g to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14h to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14i to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.20+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016. (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.21+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.22+	Ingevity Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 2, 2019).

10.23+	Change in control and severance agreement between Ingevity Corporation and D. Michael Wilson dated March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

Index

Exhibit No.	Exhibit Description
10.24+	Separation and Release Agreement, between Ingevity Corporation and D. Michael Wilson, dated as of February 20, 2020.

10.25+	Change in control and severance agreement between Ingevity Corporation and John C. Fortson dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.26+	Change in control and severance agreement between Ingevity Corporation and Katherine P. Burgeson dated March 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.27+	Change in control and severance agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.28+	Change in control and severance agreement between Ingevity Corporation and Michael P. Smith dated March 1, 2017.

10.29	2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

10.30	Crude Tall Oil Supply Agreement between Ingevity Corporation and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

21.1	Ingevity Corporation List of Significant Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
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

Date: February 26, 2020
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard B. Kelson Richard B. Kelson	Chairman of the Board, and Interim President and Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/s/ John C. Fortson John C. Fortson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2020

/s/ Phillip J. Platt Phillip J. Platt	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2020

/s/ Jean S. Blackwell Jean S. Blackwell	Director	February 26, 2020

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	February 26, 2020

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Director	February 26, 2020

/s/ Diane H. Gulyas Diane H. Gulyas	Director	February 26, 2020

/s/ Frederick J. Lynch Frederick J. Lynch	Director	February 26, 2020

/s/ Karen G. Narwold Karen G. Narwold	Director	February 26, 2020

/s/ Daniel F. Sansone Daniel F. Sansone	Director	February 26, 2020