Form 10-Q
period 2020-03-31
Ingevity Corp
filed 2020-04-30
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The registrant had 41,208,906 shares of common stock, $0.01 par value, outstanding at April 28, 2020.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2020	2019
Net sales	$288.2	$276.8
Cost of sales	173.6	179.7
Gross profit	114.6	97.1
Selling, general and administrative expenses	38.5	39.1
Research and technical expenses	6.2	5.1
Restructuring and other (income) charges, net	0.5	—
Acquisition-related costs	1.3	22.8
Other (income) expense, net	2.0	(3.7)
Interest expense, net	10.9	11.1
Income (loss) before income taxes	55.2	22.7
Provision (benefit) for income taxes	9.9	—
Net income (loss)	$45.3	$22.7

Per share data
Basic earnings (loss) per share	$1.09	$0.54
Diluted earnings (loss) per share	1.08	0.54

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Net income (loss)	$45.3	$22.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(40.1)	9.4
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $1.7 and zero	5.7	—
Total foreign currency adjustments, net of tax provision (benefit) of $1.7 and zero	(34.4)	9.4
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(1.4) and zero	(4.8)	0.1
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of zero and $(0.1)	0.1	(0.4)
Total derivative instruments, net of tax provision (benefit) of $(1.4) and $(0.1)	(4.7)	(0.3)
Other comprehensive income (loss), net of tax provision (benefit) of $0.3 and $(0.1)	(39.1)	9.1
Comprehensive income (loss)	$6.2	$31.8

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$302.7	$56.5
Accounts receivable, net of allowance for credit losses of $0.5 million - 2020 and $0.5 million - 2019	140.8	150.0
Inventories, net	236.2	212.5
Prepaid and other current assets	44.8	44.2
Current assets	724.5	463.2
Property, plant and equipment, net	659.7	664.7
Operating lease assets, net	52.2	53.4
Goodwill	416.8	436.4
Other intangibles, net	370.3	396.2
Deferred income taxes	5.0	5.0
Restricted investment, net of allowance for credit losses of $0.9 million - 2020	72.2	72.6
Other assets	52.6	50.2
Total Assets	$2,353.3	$2,141.7
Liabilities
Accounts payable	$105.0	$99.1
Accrued expenses	30.1	33.3
Accrued payroll and employee benefits	15.6	28.2
Current operating lease liabilities	16.9	17.1
Notes payable and current maturities of long-term debt	21.6	22.5
Income taxes payable	18.5	15.3
Current liabilities	207.7	215.5
Long-term debt including finance lease obligations	1,467.8	1,228.4
Noncurrent operating lease liabilities	35.7	36.7
Deferred income taxes	104.3	100.3
Other liabilities	35.7	30.0
Total Liabilities	1,851.2	1,610.9
Commitments and contingencies (Note 16)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2020 and 2019)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 42,836,074 - 2020 and 42,675,171 - 2019; outstanding: 41,176,953 - 2020 and 41,826,136 - 2019)	0.4	0.4
Additional paid-in capital	113.6	112.8
Retained earnings	541.9	497.2
Accumulated other comprehensive income (loss)	(44.1)	(5.0)
Treasury stock, common stock, at cost (1,659,121 shares - 2020; 849,035 shares - 2019)	(109.7)	(74.6)
Total Equity	502.1	530.8
Total Liabilities and Equity	$2,353.3	$2,141.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Cash provided by (used in) operating activities:
Net income (loss)	$45.3	$22.7
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	24.3	18.5
Deferred income taxes	6.5	(0.4)
Share-based compensation	0.8	4.1
Pension and other postretirement benefit costs	0.4	0.3
Other non-cash items	5.0	0.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	7.7	(16.1)
Inventories, net	(25.9)	(15.0)
Prepaid and other current assets	(0.2)	0.6
Planned major maintenance outage	(0.8)	(2.0)
Accounts payable	9.4	15.4
Accrued expenses	(3.2)	(12.4)
Accrued payroll and employee benefits	(12.4)	(26.6)
Income taxes	2.0	(0.2)
Changes in other operating assets and liabilities, net	1.3	3.0
Net cash provided by (used in) operating activities	$60.2	$(8.0)
Cash provided by (used in) investing activities:
Capital expenditures	$(19.5)	$(28.1)
Payments for acquired businesses, net of cash acquired	—	(537.9)
Other investing activities, net	(0.7)	(3.3)
Net cash provided by (used in) investing activities	$(20.2)	$(569.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$346.1	$714.2
Proceeds from long-term borrowings	—	375.0
Payments on revolving credit facility	(102.3)	(421.1)
Payments on long-term borrowings	(4.7)	(113.1)
Debt issuance costs	—	(1.8)
Borrowings (repayments) of notes payable and other short-term borrowings, net	(0.8)	2.1
Tax payments related to withholdings on vested equity awards	(3.1)	(14.3)
Proceeds and withholdings from share-based compensation plans, net	0.4	1.7
Repurchases of common stock under publicly announced plan	(32.4)	(3.3)
Net cash provided by (used in) financing activities	$203.2	$539.4
Increase (decrease) in cash, cash equivalents, and restricted cash	243.2	(37.9)
Effect of exchange rate changes on cash	2.9	(0.1)
Change in cash, cash equivalents, and restricted cash(1)	246.1	(38.0)
Cash, cash equivalents, and restricted cash at beginning of period	64.6	77.5
Cash, cash equivalents, and restricted cash at end of period(1)	$310.7	$39.5

(1)
Includes restricted cash of $8.0 million and $1.1 million and cash and cash equivalents of $302.7 million and $38.4 million of March 31, 2020 and 2019, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$16.9	$14.4
Cash paid for income taxes, net of refunds	1.4	0.5
Purchases of property, plant and equipment in accounts payable	5.1	6.6
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	4.2	—
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 1: Description of Business and Basis of Presentation
Description of Business
Ingevity Corporation ("Ingevity," "the Company," "we," "us," or "our") is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
        Our Performance Materials segment consists of our automotive technologies and process purification product lines. Performance Materials manufactures products in the form of powder, granular, extruded pellets, extruded honeycombs, and activated carbon sheets. Automotive technologies products are sold into gasoline vapor emission control applications within the automotive industry, while process purification products are sold into the food, water, beverage, and chemical purification industries.
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

Basis of Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017, collectively referred to as the “Annual Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During the three months ended March 31, 2020 and subsequent to this date, there have been significant changes to the global economic situation and to public securities markets as a consequence of the novel strain of coronavirus ("COVID-19") pandemic. It is reasonably possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which we operate, the price of our publicly traded equity in comparison to the carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the condensed consolidated financial statements. While there was not a material impact to our condensed consolidated financial statements as of and for the quarter ended March 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Certain prior year amounts have been reclassified to conform with the current year's presentation.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 2: Coronavirus Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has led to adverse impacts on the U.S. and global economies, and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. We have been classified as an essential business in the jurisdictions that have made this determination to date, allowing us to continue operations. However, our facilities - as well as the operations of our suppliers, customers, third-party sales representatives, and distributors - have been, and will continue to be, disrupted by governmental and private sector responses to COVID-19. This includes business shutdowns, work-from-home orders and social distancing protocols, travel or health-related restrictions, as well as quarantines, self-isolations, and disruptions to transportation channels.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $5.3 million of employer payroll taxes otherwise due in 2020 will be delayed with 50 percent due by December 31, 2021 and the remaining 50 percent by December 31, 2022. The CARES Act is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In order to strengthen our short term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. Further, in April 2020, we decreased production at some of our U.S. based Performance Materials' manufacturing plants, due to COVID-19 impacts to the projected demand of our U.S. based automotive customers.
As of March 31, 2020, we evaluated, in accordance with ASC 350 - Goodwill and Other and ASC 360 - Property, Plant, and Equipment, whether the economic impacts of the COVID-19 pandemic constitute triggering events requiring impairment or recoverability analysis to be performed. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and asset groups. Further, we assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. We determined that a triggering event has not occurred which would require an interim impairment test to be performed.However, a lack of recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, a lack of recovery or further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
While the disruptions caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the virus's duration. COVID-19 has impacted, and will continue to impact, our results of operations, financial position, and liquidity.

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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." This ASU requires companies to defer specific implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are often expensed as incurred under current GAAP, and recognize the expense over the noncancellable term of the CCA. We adopted this standard on a prospective basis on January 1, 2020. As a result of the adoption, we anticipate capitalizing certain implementation costs that were previously expensed as incurred, which will be recorded to either prepaid

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

and other current assets or other assets on the condensed consolidated balance sheets, depending on the duration of the agreement. The impact of the adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments." In 2019 and 2020, the FASB issued several ASUs to amend and clarify the credit loss guidance in the original ASU 2016-13 (ASU 2016-13 and its amendments are herein referred to as “ASC 326” or "CECL"). ASC 326 amends FASB's guidance on the impairment of financial instruments, specifically adding an impairment model to GAAP that is based on expected losses, rather than incurred losses, which is intended to result in more timely recognition of such losses. We adopted this standard on January 1, 2020. We have updated our internal controls and operational processes and procedures, to include certain forward-looking considerations in our current process of developing and recognizing credit losses for our accounts receivable and restricted investment accounted for at amortized cost. Generally, the adoption of ASC 326 did not have a material impact on our condensed consolidated balance sheet, results of operations or cash flows. ASC 326 had an immaterial impact to our allowance for credit losses reported in accounts receivable on our condensed consolidated balance sheet upon adoption. Additionally, upon adoption of ASC 326, we estimated an allowance for credit losses for our restricted investment on our condensed consolidated balance sheet. Our restricted investment, which is accounted for as a held-to-maturity investment, consists of highly rated corporate long-term bonds that mature in 2025 and 2026. To calculate our expected credit loss allowance, we utilized a probability-of-default method (“PDM”) for each bond based on each securities term. This process uses historical credit loss experience on similar product types, adjusted for reasonable and supportable forecasts of future default rates. Using a PDM, we calculated an expected credit loss allowance at January 1, 2020 of $0.6 million, which was recorded as an adjustment to the opening balance of retained earnings.
The following table displays changes in our allowance for credit losses as of March 31, 2020, including the transition impact of adopting the CECL standard.

(in millions)	Balance at December 31, 2019 (1)	Impact from Adoption of ASC 326	Balance at January 1, 2020	Current Period Provision	Balance at March 31, 2020 (2)
Allowance for credit losses	$0.5	0.6	1.1	0.3	$1.4
______________
(1) The allowance for credit losses at December 31, 2019 of $0.5 million was included in "Accounts receivable, net" on the condensed consolidated balance sheets.
(2) The allowance for credit losses at March 31, 2020 of $0.5 million and $0.9 million was included "Accounts receivable, net" and "Restricted investment" on the condensed consolidated balance sheets, respectively.

Our expected credit losses can vary from period to period based on several factors, such as changes in bond ratings, actual observed bond defaults, and overall economic environment. The primary factor that contributed to our provision for expected credit losses in the first quarter of 2020 was a pessimistic outlook of the macroeconomic environment due to the COVID-19 pandemic, and related effects on the financial performance of U.S.-based corporations. The increase in the allowance for credit losses of $0.3 million is attributed to Level 1 securities expected credit loss. There was no material change in the accounts receivable expected credit loss.
Recently Issued Accounting Pronouncements
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
        In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The new standard is effective for fiscal years ending after December 15, 2020. Although we are still evaluating the impact of this

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

new standard, we do not believe that the adoption of this new standard will materially impact our Condensed Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively until December 31, 2022. We are currently evaluating the impact this guidance may have on our Condensed Consolidated Financial Statements and related disclosures.

Note 4: Acquisitions
Perstorp Holding AB's Caprolactone Business
        On February 13, 2019, we completed the acquisition of 100 percent of the equity of Perstorp UK Ltd with Perstorp Holding AB ("Seller"), including the Seller's entire caprolactone business ("Caprolactone Business"), herein referred to as the "Caprolactone Acquisition." The Caprolactone Acquisition was completed for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition has been integrated into our Performance Chemicals segment and included within our engineered polymers product line.
        The Caprolactone Acquisition contributed Net sales of $36.3 million and $24.2 million for the three months ended March 31, 2020 and 2019, respectively, to the consolidated operating results of Ingevity. A substantial portion of the Caprolactone Business was integrated into our existing Performance Chemicals operations during 2019. As a result, we were no longer able to separate operating performance of the Caprolactone Acquisition from our existing Performance Chemicals' operating results.
        Purchase Price Allocation
        The following table summarizes the consideration paid for the Caprolactone Business and the assets acquired and liabilities assumed, which was finalized in Q4 2019:

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Cash and cash equivalents		$0.7
Accounts receivable		15.7
Inventories (1)		21.7
Prepaid and other current assets		1.9
Property, plant and equipment		86.3
Operating lease assets, net		1.8
Intangible assets (2)
Customer relationships	17 years	159.0
Developed technology	12 years	64.8
Brands	17 years	67.0
Non-compete agreement	3 years	0.5
Goodwill		295.1
Other assets		1.3
Total fair value of assets acquired		$715.8
Accounts payable		13.6
Accrued expenses		2.3
Long-term debt		113.1
Operating lease liabilities		1.7
Deferred income taxes		45.7
Total fair value of liabilities assumed		$176.4
Cash and restricted cash acquired (3)		1.5
Total cash paid, less cash and restricted cash acquired		$537.9
______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of approximately $8.4 million, all of which was expensed in the three months ended March 31, 2019. The expense is included in "Cost of sales" on the condensed consolidated statement of operations. Inventories are accounted for on a first-in, first-out basis of accounting.
(2) The aggregate amortization expense was $4.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Estimated amortization expense is as follows: 2020 - $19.6 million, 2021 - $19.6 million, 2022 - $19.5 million, 2023 - $19.5 million, and 2024 - $19.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
(3) Cash and cash equivalents and restricted cash were $0.7 million and $0.8 million, respectively, at closing. Restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet.

Unaudited Pro Forma Financial Information
        The following unaudited pro forma results of operations assume that the Caprolactone Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other-related costs for the three months ended March, 31 2019 of $31.2 million.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Three Months Ended
In millions	March 31, 2019
Net sales	$294.5
Income (loss) before income taxes	53.5
Diluted earnings (loss) per share	$1.14

Acquisition and other-related costs
Costs incurred to complete and integrate the Caprolactone Acquisition noted above into our Performance Chemicals segment are expensed as incurred on our condensed consolidated statement of operations. The following table summarizes such costs.

	Three Months Ended March 31,
In millions	2020	2019
Legal and professional service fees	$1.3	$10.1
Loss on hedging purchase price	—	12.7
Acquisition-related costs	$1.3	$22.8
Inventory fair value step-up amortization (1)	—	8.4
Acquisition and other-related costs	$1.3	$31.2
______________
(1) Included within "Cost of sales" on the condensed consolidated statement of operations.
Note 5: Revenues
        Ingevity's operating segments are (i) Performance Materials and (ii) Performance Chemicals. A description of both operating segments is included in Note 1.

Disaggregation of Revenue
        The following table presents our Net sales disaggregated by product line.

	Three Months Ended March 31,
In millions	2020	2019
Automotive Technologies product line	$112.9	$99.7
Process Purification product line	8.2	9.4
Performance Materials segment	$121.1	$109.1
Oilfield Technologies product line	30.2	29.2
Pavement Technologies product line	20.7	18.5
Industrial Specialties product line	79.9	95.8
Engineered Polymers product line(1)	36.3	24.2
Performance Chemicals segment	$167.1	$167.7
Net sales	$288.2	$276.8
______________
(1) Engineered Polymers product line was acquired on February 13, 2019; see Note 4 for more information.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2020	2019
North America	$171.1	$171.7
Asia Pacific	67.9	49.1
Europe, Middle East and Africa	43.4	51.2
South America	5.8	4.8
Net sales	$288.2	$276.8

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

	Contract Asset(1)
In millions	March 31, 2020	March 31, 2019
Beginning balance	$6.2	$5.1
Contract asset additions	4.6	4.7
Reclassification to accounts receivable, billed to customers	(3.9)	(4.5)
Ending balance	$6.9	$5.3
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.
Note 6: Fair Value Measurements
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
Recurring Fair-Value Measurements
        The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of March 31, 2020 or December 31, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2020
Assets:
Equity securities (4)	$0.1	$—	$—	$0.1
Deferred compensation plan investments (5)	1.5	—	—	1.5
Total assets	$1.6	$—	$—	$1.6
Liabilities:
Deferred compensation arrangement (5)	$9.9	$—	$—	$9.9
Total liabilities	$9.9	$—	$—	$9.9
December 31, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Deferred compensation plan investments (5)	1.4	—	—	1.4
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$10.0	$—	$—	$10.0
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$10.1	$—	$—	$10.1
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Equity Securities
        Our investments in equity securities with a readily determinable fair value totaled $0.1 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively. The net realized gain/(loss) recognized during the three months ended March 31, 2020 and 2019 was $(0.1) million and zero, respectively. The unrealized gain/(loss) was zero for both the three months ended March 31, 2020 and 2019. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled $0.2 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively, and is included in "Other assets" on the condensed consolidated balance sheet. During the three months ended March 31, 2020, we recorded an impairment charge of $1.3 million to an equity security where fair value is not readily determinable held within our Performance Materials segment. The charge was based on recently updated expected future cash flow projections for the investment.
Restricted Investment
At March 31, 2020, the book value of our restricted investment, which is accounted for as held to maturity ("HTM") and therefore held at amortized costs, was $72.2 million, which includes an allowance for credit losses of $0.9 million and cash of $0.8 million, and the fair value was $75.4 million, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	March 31, 2020
(in millions)	AA+	AA	A	A-	BBB+	Total
Level 1 Securities	$13.5	10.7	24.2	13.4	10.5	$72.3

Debt Obligations
At March 31, 2020, the book value of finance lease obligations was $80.0 million and the fair value was $100.1 million. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $1,115.9 million as of March 31, 2020. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2020, the book value of our fixed rate debt was $300.0 million, and the fair value was $282.8 million, based on Level 2 inputs.
Note 7: Inventories, net

In millions	March 31, 2020	December 31, 2019
Raw materials	$44.2	$42.6
Production materials, stores and supplies	23.0	22.3
Finished and in-process goods	182.3	158.0
Subtotal	249.5	222.9
Less: adjustment of inventories to LIFO basis	(13.3)	(10.4)
Inventories, net	$236.2	$212.5

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 8: Property, Plant and Equipment, net

In millions	March 31, 2020	December 31, 2019
Machinery and equipment	$977.0	$964.3
Buildings and leasehold improvements	122.2	116.9
Land and land improvements	19.2	19.0
Construction in progress	109.0	119.1
Total cost	1,227.4	1,219.3
Less: accumulated depreciation	(567.7)	(554.6)
Property, plant and equipment, net (1)	$659.7	$664.7
_______________
(1) This includes finance leases related to machinery and equipment at our Wickliffe, Kentucky facility of $68.8 million and $68.8 million, and net book value of $5.8 million and $6.0 million at March 31, 2020, and December 31, 2019, respectively. This also includes finance leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $18.4 million and $18.4 million and net book value of $16.5 million and $16.8 million, (b) construction in progress of $8.3 million and $6.4 million and (c) buildings and leasehold improvements of $4.3 million and $4.2 million and net book value of $4.2 million and $4.20 million at March 31, 2020 and December 31, 2019, respectively. Amortization expense associated with these finance leases is included within depreciation expense.

Note 9: Goodwill and Other Intangible Assets, net
Goodwill

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2019	$432.1	$4.3	$436.4
Foreign currency translation	(19.6)	—	(19.6)
March 31, 2020	$412.5	$4.3	$416.8

There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2020.
Other Intangible Assets
All of our other intangibles, net are related to the Performance Chemicals operating segment. The following table summarizes these assets:

	March 31, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets subject to amortization
Customer contracts and relationships	$304.2	$56.4	$247.8	$314.5	$51.6	$262.9
Brands (1)	76.0	12.1	63.9	80.3	11.1	69.2
Developed technology	64.5	6.9	57.6	68.6	5.7	62.9
Other	2.7	1.7	1.0	2.7	1.5	1.2
Total Other intangibles, net	$447.4	$77.1	$370.3	$466.1	$69.9	$396.2
_______________
(1) Represents trademarks, trade names and know-how.

        The amortization expense related to our intangible assets in the table above is shown in the table below.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

	Three Months Ended March 31,
In millions	2020	2019
Cost of sales	$0.1	$0.2
Selling, general and administrative expenses	8.2	5.3
Total amortization expense(1)	$8.3	$5.5
_______________
(1) See Note 4 for more information about the Caprolactone Acquisition, and the related increase in amortization expense.

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2020 - $25.8 million, 2021 - $24.9 million, 2022 - $24.7 million, 2023 - $24.6 million, and 2024 - $24.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 10: Financial Instruments and Risk Management

Net Investment Hedges
        Beginning in the second quarter of 2019, we have entered into fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed-rate debt at a rate of 1.35 percent. Any difference between the fixed interest rate between the U.S. dollar denominated debt to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was an asset (liability) of $10.4 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively. During the three months ending March 31, 2020, we recognized net interest income associated with this financial instrument of $0.8 million.
Cash Flow Hedges
        Foreign Currency Exchange Risk Management
        We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to "Net sales" on the consolidated statement of operations when the forecasted transaction occurs. As of March 31, 2020, there were $14.7 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.3 million and zero at March 31, 2020 and December 31, 2019, respectively.
        Commodity Price Risk Management
        Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of March 31, 2020, we had 1.5 million and 0.1 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively. Designated commodity cash flow hedge gains or losses recorded in Accumulated other comprehensive income ("AOCI") are recognized in "Cost of sales" on the condensed consolidated

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

statements of operations when the inventory is sold. As of March 31, 2020, open commodity contracts hedge forecasted transactions until September 2020. The fair value of the outstanding designated natural gas commodity hedge contracts as of both March 31, 2020 and December 31, 2019 was an asset (liability) of $(0.5) million.
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
        As of March 31, 2020, we have entered into interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a weighted average fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(10.0) million and $(3.9) million at March 31, 2020 and December 31, 2019, respectively.
Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended March 31,
	2020	2019	2020	2019
Cash flow hedging derivatives
Currency exchange contracts	$0.3	$—	$—	$—	Net sales
Natural gas contracts	(0.4)	0.1	(0.1)	0.5	Cost of sales
Interest rate swap contracts	(6.1)	—	—	—	Interest expense, net
Total	$(6.2)	$0.1	$(0.1)	$0.5

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
	2020	2019	2020	2019
Net investment hedging derivative
Currency exchange contracts(1)	$7.4	$—	$0.8	$—	Interest expense, net
Total	$7.4	$—	$0.8	$—
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.

Within the next twelve months, we expect to reclassify $0.7 million of net losses from AOCI to income, before taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. See Note 6 for more information on our fair value measurements. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of March 31, 2020 or December 31, 2019.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2020
Assets:
Currency exchange contracts(4)	$—	$0.3	$—	$0.3
Net investment hedge (5)	—	10.4	—	10.4
Total assets	$—	$10.7	$—	10.7
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Interest rate swap contracts (7)	—	10.0	—	10.0
Total liabilities	$—	$10.5	$—	$10.5

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2019
Assets:
Net investment hedge (5)	$—	$3.0	$—	$3.0
Total assets	$—	$3.0	$—	3.0
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Interest rate swap contracts (7)	—	3.9	—	3.9
Total liabilities	$—	$4.4	$—	$4.4
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
(7) Included within "Other liabilities" on the condensed consolidated balance sheet.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 11: Debt including Finance Lease Obligations
        Current and long-term debt including finance lease obligations consisted of the following:

	March 31, 2020
In millions, except percentages	Interest rate	Maturity date	March 31, 2020	December 31, 2019
Revolving Credit Facility (1)	2.36%	2023	$375.0	$131.3
Term Loans	2.62%	2022-2023	735.9	740.6
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations	7.67%	2027	80.0	80.0
Other	4.95%	2020-2021	5.0	5.9
Total debt including finance lease obligations			1,495.9	1,257.8
Less: debt issuance costs			6.5	6.9
Total debt including finance lease obligations, net of debt issuance costs			1,489.4	1,250.9
Less: debt maturing within one year (2)			21.6	22.5
Long-term debt including finance lease obligations			$1,467.8	$1,228.4
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.1 million and undrawn capacity under the facility was $372.9 million at March 31, 2020.
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
The revolving credit facility and term loans contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the revolving credit facility and term loans could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The revolving credit facility and term loans' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended March 31, 2020 was 3.5, and our actual interest coverage for the four consecutive quarters ended March 31, 2020 was 8.1. We were in compliance with all covenants at March 31, 2020.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 12: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2019	42,675	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$530.8
Net income (loss)	—	—	—	45.3	—	—	45.3
Other comprehensive income (loss)	—	—	—	—	(39.1)	—	(39.1)
Common stock issued	161	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.1)	(3.1)
Share repurchase program	—	—	—	—	—	(32.4)	(32.4)
Share-based compensation plans	—	—	0.8	—	—	0.4	1.2
Adoption of accounting standard	—	—	—	(0.6)	—	—	(0.6)
Balance at March 31, 2020	42,836	$0.4	$113.6	$541.9	$(44.1)	$(109.7)	$502.1

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2018	42,332	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$338.7
Net income (loss)	—	—	—	22.7	—	—	22.7
Other comprehensive income (loss)	—	—	—	—	9.1	—	9.1
Common stock issued	276	—	—	—	—	—	—
Exercise of stock options, net	51	—	1.4	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	(14.3)
Share repurchase program	—	—	—	—	—	(3.3)	(3.3)
Share-based compensation plans	—	—	4.1	—	—	0.3	4.4
Balance at March 31, 2019	42,659	$0.4	$103.8	$336.2	$(8.6)	$(73.1)	$358.7

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Accumulated other comprehensive income (loss)

	Three Months ended March 31,
In millions	2020	2019

Foreign currency translation
Beginning Balance	$1.5	$(16.4)
Gains (losses) on foreign currency translation	(40.1)	9.4
Less: tax provision (benefit)	—	—
Net gains (losses) on foreign currency translation	(40.1)	9.4
Gains (losses) on net investment hedges	7.4	—
Less: tax provision (benefit)	1.7	—
Net gains (losses) on net investment hedges	5.7	—
Other comprehensive income (loss), net of tax	(34.4)	9.4
Ending Balance	$(32.9)	$(7.0)

Derivative Instruments
Beginning Balance	$(3.5)	$0.4
Gains (losses) on derivative instruments	(6.2)	0.1
Less: tax provision (benefit)	(1.4)	—
Net gains (losses) on derivative instruments	(4.8)	0.1
(Gains) losses reclassified to net income	0.1	(0.5)
Less: tax (provision) benefit	—	(0.1)
Net (gains) losses reclassified to net income	0.1	(0.4)
Other comprehensive income (loss), net of tax	(4.7)	(0.3)
Ending Balance	$(8.2)	$0.1

Pension and other postretirement benefits
Beginning Balance	$(3.0)	$(1.7)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—
Less: tax provision (benefit)	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—
Actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—
Less: tax (provision) benefit	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—
Other comprehensive income (loss), net of tax	—	—
Ending Balance	$(3.0)	$(1.7)

Total AOCI ending balance at March 31	$(44.1)	$(8.6)

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)

	Three Months Ended March 31,
In millions	2020	2019
Derivative instruments
Currency exchange contracts (1)	$—	$—
Natural gas contracts (2)	(0.1)	0.5
Total before tax	(0.1)	0.5
(Provision) benefit for income taxes	—	(0.1)
Amount included in net income (loss)	$(0.1)	$0.4

Pension and other post retirement benefits
Amortization of unrecognized net actuarial and other gains (losses) (3)	—	—
Total before tax	—	—
(Provision) benefit for income taxes	—	—
Amount included in net income (loss)	$—	$—
______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2)  Included within "Cost of sales" on the condensed consolidated statement of operations.
(3) Included within "Other (income) expense, net" on the condensed consolidated statement of operations.

Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million each, respectively. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.
During the three months ended March 31, 2020, 750,000 shares of our common stock were repurchased for $32.4 million. At March 31, 2020, $467.6 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 13: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended March 31,
	Pensions		Other Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.3	$—	$—
Interest cost (2)	0.3	0.3	—	—
Expected return on plan assets (2)	(0.3)	(0.3)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.4	$0.3	$—	$—
_______________
(1) Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2) Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.

Contributions
        We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2020. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2020, and we currently have no plans to make any voluntary cash contributions in 2020.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

        Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2020	2019
Severance and other employee-related costs	0.2	—
Restructuring charges	0.2	—

Business transformation costs	0.3	—
Other (income) charges, net	0.3	—

Total restructuring and other (income) charges, net	$0.5	$—

Restructuring charges
2019-2020 activities
        During the third quarter of 2019, we initiated a reorganization as part of an effort to improve our Performance Chemical’s workflow and efficiency to best serve our customers’ needs and reduce costs. As a result of this reorganization, we recorded $0.2 million in severance and other employee-related costs in the three months ended March 31, 2020.

Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2019(1)	Reserve(2)	Payments	Other	3/31/2020(1)
Restructuring Reserves	$0.4	0.2	(0.6)	—	$—
_______________
(1) Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2)  Includes severance and other employee-related costs.

Other (income) charges, net

Business transformation initiative costs

In the first quarter of 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with processes and technology that work together more efficiently and enable us to better serve our customers. We expect this business transformation initiative and related ERP implementation to be a complex, multi-year project. It requires the integration of the new ERP system with multiple new and existing information systems and business processes, in order to maintain the accuracy of our books and records, to provide our management team with information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred during the three months ended March 31, 2020 of $0.3 million represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $60-70 million of total costs which includes $10-15 million of non-capitalizable costs, $2-3 million of which we expect in 2020.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 15: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2020	2019
Effective tax rate	17.9%	—%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2020			2019
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$55.2	$9.9	17.9%	$22.7	$—	—%
Discrete items:
Restructuring and other (income) charges, net	0.5	0.1		—	—
Acquisition and other-related costs (1)	1.3	0.3		31.2	5.3
Other tax only discrete items	—	1.3		—	6.7
Total discrete items	1.8	1.7		31.2	12.0
Consolidated operations, before discrete items	$57.0	$11.6		$53.9	$12.0
Quarterly effect of changes in the EAETR (2)			20.4%			22.3%
_______________
(1) See Note 4 for more information on our acquisition and other-related costs.
(2) Decrease in EAETR for the three months ended March 31, 2020, as compared to March 31, 2019, is due to a change in the mix of forecasted earnings in various tax jurisdictions with varying rates, offset by a large reduction in acquisition related costs and excess stock compensation benefit.
At March 31, 2020 and December 31, 2019, we had deferred tax assets of $10.2 million and $13.0 million, respectively, resulting from certain historical net operating losses from our Brazilian operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2020, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

Note 16: Commitments and Contingencies

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

Note 17: Segment Information

	Three Months Ended March 31,
In millions	2020	2019
Net sales
Performance Materials	$121.1	$109.1
Performance Chemicals	167.1	167.7
Total net sales (1)	$288.2	$276.8

Segment EBITDA (2)
Performance Materials	$61.2	$51.2
Performance Chemicals	31.0	32.3
Total segment EBITDA (2)	$92.2	$83.5
Interest expense, net	(10.9)	(11.1)
(Provision) benefit for income taxes	(9.9)	—
Depreciation and amortization - Performance Materials	(7.2)	(5.8)
Depreciation and amortization - Performance Chemicals	(17.1)	(12.7)
Restructuring and other income (charges), net (3)	(0.5)	—
Acquisition and other-related costs (4)	(1.3)	(31.2)
Net income (loss)	$45.3	$22.7
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, pension and postretirement settlement and curtailment (income) charge.
(3) Income (charges) for all periods presented relate to restructuring activity in our Performance Chemicals segment and costs associated with the business transformation initiative. For more detail on the charges incurred see Note 14 within these Condensed Consolidated Financial Statements.
(4) Charges associated with the acquisition and integration of the Caprolactone Business. For more detail on the charges incurred see Note 4 within these Condensed Consolidated Financial Statements.
Note 18: Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares and potentially dilutive common shares outstanding for the period. The calculation of diluted net income per share excludes all antidilutive common shares.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

	Three Months Ended March 31,
In millions, except share and per share data	2020	2019
Net income (loss)	$45.3	$22.7

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.09	$0.54
Diluted earnings (loss) per share	1.08	0.54

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	41,692	41,695
Weighted average additional shares assuming conversion of potential common shares	270	542
Shares - diluted basis	41,962	42,237

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2020	2019
Average number of potential common shares - antidilutive	210	52

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
Cautionary Statements About Forward-Looking Statements
        This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•adverse effects from the novel coronavirus ("COVID-19") pandemic;
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
•complications with the design or implementation of our new enterprise resource planning system;
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
Recent Developments
Coronavirus Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has led to adverse impacts on the U.S. and global economies, and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. We have been classified as an essential business in the jurisdictions that have made this determination to date, allowing us to continue operations. However, our facilities - as well as the operations of our suppliers, customers, third-party sales representatives, and distributors - have been, and will continue to be, disrupted by governmental and private sector responses to COVID-19. This includes business shutdowns, work-from-home orders and social distancing protocols, travel or health-related restrictions, as well as quarantines, self-isolations, and disruptions to transportation channels.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. We estimate the payment of approximately $5.3 million of employer payroll taxes otherwise due in 2020 will be delayed with 50 percent due by December 31, 2021 and the remaining 50 percent by December 31, 2022. The CARES Act is not expected to have a material impact on our Condensed Consolidated Financial Statements.
In order to strengthen our short term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. Further, in April 2020, we decreased production at some of our U.S. based Performance Materials' manufacturing plants, due to COVID-19 impacts to the projected demand of our U.S. based automotive customers.
As of March 31, 2020, we evaluated, in accordance with ASC 350 - Goodwill and Other and ASC 360 - Property, Plant, and Equipment, whether the economic impacts of the COVID-19 pandemic constitute triggering events requiring impairment or recoverability analysis to be performed. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and asset groups. Further, we assessed the current market capitalization, forecasts and the amount of headroom in the 2019 impairment test. We determined that a triggering event has not occurred which would require an interim impairment test to be performed.However, a lack of recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, a lack of recovery or further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
While the disruptions caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the virus's duration. COVID-19 has impacted, and will continue to impact, our results of operations, financial position, and liquidity.

Employees
During the first quarter of 2020, at our Wickliffe, Kentucky Performance Materials' manufacturing facility, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO-CLC ratified a three-year collective bargaining agreement ("CBA"), which expires February 1, 2023. Additionally, at our Crossett, Arkansas Performance Chemicals' manufacturing facility, the International Association of Machinists and Aerospace Workers agreed to extend the existing CBA by one year until January 15, 2021 in exchange for economic considerations. We have no other CBAs set to expire in 2020.

Results of Operations

	Three Months Ended March 31,
In millions	2020	2019
Net sales	$288.2	$276.8
Cost of sales	173.6	179.7
Gross profit	114.6	97.1
Selling, general and administrative expenses	38.5	39.1
Research and technical expenses	6.2	5.1
Restructuring and other (income) charges, net	0.5	—
Acquisition-related costs	1.3	22.8
Other (income) expense, net	2.0	(3.7)
Interest expense, net	10.9	11.1
Income (loss) before income taxes	55.2	22.7
Provision (benefit) for income taxes	9.9	—
Net income (loss)	$45.3	$22.7

Net sales and Gross profit
The table below shows the 2020 Net sales and percentage variances from 2019:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2020	$288.2	4%	(1)%	2%	3%

Three Months Ended March 31, 2020 vs. 2019
Net sales increase of $11.4 million in 2020 was primarily driven by favorable volume gains of $8.1 million (three percent of sales) and favorable pricing and product mix of $4.4 million (two percent of sales). Both of our operating segments contributed to the volume and pricing and product mix impacts during the quarter. The Caprolactone Acquisition, completed in the first quarter of 2019, contributed $12.3 million to the favorable volume growth during the period. Additionally, unfavorable foreign currency exchange impacted Net sales by $1.1 million (one percent of sales), primarily related to euro and Chinese renminbi denominated sales. For additional information regarding the impact of the Caprolactone Acquisition for the three months ended March 31, 2020 and 2019, see Segment Operating Results - Performance Chemicals section included within this MD&A.
Gross profit improvement of $17.5 million was driven by favorable sales volume contributing $3.6 million of additional gross profit, pricing and product mix improvement of $2.0 million, and decreased manufacturing costs of $4.1 million. Additionally, the prior year was negatively impacted by inventory step-up amortization related to the Caprolactone Acquisition of $8.4 million. These positive impacts were slightly offset by unfavorable foreign currency exchange of $0.6 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.

Selling, general and administrative expenses
Three Months Ended March 31, 2020 vs. 2019
Selling, general and administrative ("SG&A") decreased $0.6 million in 2020 compared to 2019. SG&A expenses as a percentage of Net sales decreased to 13.4 percent for the three months ended March 31, 2020 from 14.1 percent in 2019. The decrease in SG&A is primarily due to a one-time decrease in employee-related incentive costs of $4.2 million. Additionally, SG&A decreased due to reduced travel and other miscellaneous costs of $1.3 million, due to the COVID-19 pandemic. This positive impact was partially offset by an increase in amortization costs associated with intangible assets acquired from the Caprolactone Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information) and increased legal costs both of which increased by a combined $4.9 million.
Research and technical expenses
Three Months Ended March 31, 2020 vs. 2019
        Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 2.2 percent from 1.8 percent for the three months ended March 31, 2020 and 2019, respectively.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2020 vs. 2019
Restructuring and other (income) charges, net were $0.5 million and zero for the three months ended March 31, 2020 and 2019, respectively. See Note 14 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three Months Ended March 31, 2020 vs. 2019
        Acquisition-related costs of $1.3 million and $22.8 million for the three months ended March 31, 2020 and 2019, respectively, were incurred in connection with the Caprolactone Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three Months Ended March 31, 2020 vs. 2019

	Three Months Ended March 31,
In millions	2020	2019
Foreign currency exchange (income) loss	$0.7	$(2.3)
Royalty and sundry (income) loss	(0.1)	(0.1)
Impairment of equity investment (1)	1.3	—
Other (income) expense, net	0.1	(1.3)
Total Other (income) expense, net	$2.0	$(3.7)
_______________
(1) Represents an impairment charge recorded during the three months ended March 31, 2020 related to an equity investment within our Performance Materials segment.

Interest expense, net
Three Months Ended March 31, 2020 vs. 2019

	Three Months Ended March 31,
In millions	2020	2019
Interest expense on finance lease obligations	$1.5	$1.5
Interest expense on revolving credit and term loan facilities(1)	7.7	7.2
Interest expense on senior notes(1)	3.5	3.5
Interest income associated with our Restricted investment	(0.5)	(0.7)
Capitalized interest	(0.3)	(0.4)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.8)	—
Other interest (income) expense, net	(0.2)	—
Total Interest expense, net	$10.9	$11.1
_______________
(1) See Note 11 within the Condensed Consolidated Financial Statements for more information.
(2) See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended March 31, 2020 vs. 2019
Detail explaining the change in the effective tax rate is presented in Note 15 to the Condensed Consolidated Financial Statements.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for both of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, pension and postretirement settlement and curtailment (income) charges.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2019 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2020	2019
Automotive Technologies product line	$112.9	$99.7
Process Purification product line	8.2	9.4
Total Performance Materials - Net sales	$121.1	$109.1
Segment EBITDA	$61.2	$51.2

Comparison of Three Months Ended March 31, 2020 vs. 2019

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2020	$121.1	11%	—%	5%	6%

Three Months Ended March 31, 2020 vs. 2019
Segment net sales for the Performance Materials segment were $121.1 million and $109.1 million for the three months ended March 31, 2020 and 2019, respectively. The sales increase in 2020 was primarily driven by $7.0 million (six percent of sales) in volume improvements in automotive evaporative emission canister products related to stricter environmental regulation in the Chinese, North American, and European automotive markets. These gains were further bolstered by favorable pricing and product mix of $5.1 million (five percent of sales), partially offset by unfavorable foreign currency exchange $0.1 million (zero percent of sales).
Segment EBITDA for the Performance Materials segment was $61.2 million and $51.2 million for the three months ended March 31, 2020 and 2019, respectively. Segment EBITDA increased $10.0 million primarily due to favorable volume, which contributed $3.8 million and favorable pricing and product mix, which contributed $3.9 million, and decreased manufacturing costs of $6.3 million. These gains were partially offset by increased SG&A and research and technical costs of $1.5 million, primarily due to higher legal costs partially offset by lower employee-related costs. Unfavorable foreign currency exchange, the impairment of an equity investment, and other miscellaneous expenses also impacted Segment EBITDA by $2.5 million.
Performance Chemicals

	Three Months Ended March 31,
In millions	2020	2019
Oilfield Technologies product line	$30.2	$29.2
Pavement Technologies product line	20.7	18.5
Industrial Specialties product line	79.9	95.8
Engineered Polymers product line	36.3	24.2
Total Performance Chemicals - Net sales	$167.1	$167.7
Segment EBITDA	$31.0	$32.3
Comparison of Three Months Ended March 31, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2020	$167.1	—%	(1)%	—%	1%

Caprolactone Business
The Caprolactone Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the three months ended March 31, 2020 includes the results of the acquisition as compared to the historical results of the three months ended March 31, 2019. For a pro forma comparative analysis of 2020 versus 2019 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Caprolactone Business."
Three Months Ended March 31, 2020 vs. 2019
Segment net sales for the Performance Chemicals segment were $167.1 million and $167.7 million for the three months ended March 31, 2020 and 2019, respectively. The sales decrease was driven mainly by unfavorable pricing and product mix of $0.7 million (zero percent of sales), driven by a decline in industrial specialties ($2.2 million), which was partially offset by favorable pricing and product mix in pavement technologies ($1.5 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $1.0 million (one percent of sales). Favorable volume of $1.1 million (one percent of sales), consisting of a favorable increase in engineered polymers ($12.3 million), oilfield technologies ($1.0 million) and pavement technologies products ($0.9 million), and volume declines in industrial specialties ($13.1 million), partially offset the decline from foreign exchange and pricing and product mix.
Segment EBITDA for the Performance Chemicals segment was $31.0 million and $32.3 million for the three months ended March 31, 2020 and 2019, respectively. Segment EBITDA decreased by $1.3 million primarily due to a decline in pricing and product mix of $1.9 million, unfavorable foreign exchange and other miscellaneous costs of $3.4 million, and decreased volumes of $0.2 million. These unfavorable operating results were partially offset by lower manufacturing costs of $0.3 million and favorable SG&A costs of $3.9 million.

Performance Chemicals Pro Forma Financial Results with the Caprolactone Business
        We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, the overall operating performance. Our pro forma segment information includes adjustments as if the acquisition had occurred on January 1, 2019. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that might be achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated the Caprolactone Business since January 1, 2019, nor will the pro forma amounts necessarily be indicative of our future results.

Performance Chemicals Pro Forma Financial Results
	Three Months Ended March 31,
In millions	2020	2019
Net sales
Performance Chemicals, as reported (1)	$167.1	$167.7
Caprolactone Business, pro forma (2)	—	17.7
Pro Forma Combined Net Sales (3)	$167.1	$185.4

Segment EBITDA
Performance Chemicals, as reported (1)	$31.0	$32.3
Caprolactone Business, pro forma (2)	—	5.5
Pro Forma Combined Segment EBITDA(3)	$31.0	$37.8
_______________
(1) As reported amounts are the results of operations of Performance Chemicals, including the results of the Caprolactone Business, post acquisition date of February 13, 2019.
(2) Pro forma amounts include historical results of the Caprolactone Business, prior to the acquisition date of February 13, 2019. These amounts also include adjustments as if the acquisition had occurred on January 1, 2019, including the effects of purchase accounting. The pro forma amounts do not include adjustments for expenses related to integration activities, cost savings, or synergies that have been or may have been realized had we acquired the business on January 1, 2019.
(3) The pro forma combined results are not necessarily indicative of what the results would have been had we acquired the Caprolactone Business on January 1, 2019, nor are they indicative of future results.

Performance Chemicals Pro Forma Combined Net Sales

	Three Months Ended March 31,
In millions	2020	2019
Oilfield Technologies product line	$30.2	$29.2
Pavement Technologies product line	20.7	18.5
Industrial Specialties product line	79.9	95.8
Engineered Polymers product line	36.3	41.9
Pro Forma Combined Net Sales - Performance Chemicals	$167.1	$185.4
Comparison of Three Months Ended March 31, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Pro Forma Combined Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2020	$167.1	(10)%	(1)%	—%	(9)%

Pro Forma Combined Results - Three Months Ended March 31, 2020 vs. 2019
Pro Forma Combined Net Sales for the Performance Chemicals segment were $167.1 million and $185.4 million for the three months ended March 31, 2020 and 2019, respectively. The Pro Forma Combined Net Sales decrease was driven by unfavorable volume of $16.6 million (nine percent of sales), which consisted of unfavorable volumes in industrial specialties ($13.1 million), engineered polymers ($5.4 million), offset partially by volume increases in pavement technologies ($0.9 million) and oilfield technologies ($1.0 million). Also contributing to the decline was unfavorable pricing and product mix of $0.7 million (zero percent of sales), driven by unfavorable pricing and product mix in industrial specialties ($2.2 million), partially offset by favorable price and product mix in pavement technologies ($1.5 million). Unfavorable foreign currency exchange also impacted Pro Forma Combined Net Sales by $1.0 million (one percent of sales).
Pro Forma Combined Segment EBITDA for the Performance Chemicals segment was $31.0 million and $37.8 million for the three months ended March 31, 2020 and 2019, respectively. Pro Forma Combined Segment EBITDA decreased by $6.8 million primarily due to decreased volumes of $5.6 million, increased manufacturing, freight and warehousing costs of $2.1 million, unfavorable pricing and product mix of $1.9 million, which were partially offset by $5.6 million of favorable SG&A costs. Unfavorable foreign currency exchange and other miscellaneous income also impacted Pro Forma Combined Segment EBITDA by $2.8 million.
Use of Non-GAAP Financial Measure - Adjusted EBITDA
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance GAAP and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2020	2019
Net income (loss) (GAAP)	$45.3	$22.7
Interest expense, net	10.9	11.1
(Provision) benefit for income taxes	9.9	—
Depreciation and amortization - Performance Materials	7.2	5.8
Depreciation and amortization - Performance Chemicals	17.1	12.7
Restructuring and other (income) charges, net	0.5	—
Acquisition and other-related costs (1)	1.3	31.2
Adjusted EBITDA (Non-GAAP)	$92.2	$83.5
_______________
(1) These charges are associated with the acquisition and integration of the Caprolactone Business for both periods and also charges associated with the acquisition and integration of Georgia-Pacific's Pine Chemical business during the three months ended March 31, 2019. See below for more detail on the charges incurred.

	Three Months Ended March 31,
In millions	2020	2019
Legal and professional service fees	$1.3	$10.1
Loss on hedging purchase price	—	12.7
Acquisition-related costs	$1.3	$22.8
Inventory fair value step-up amortization (i)	—	8.4
Acquisition and other-related costs	$1.3	$31.2
_______________
(i) Included within "Cost of sales" on the condensed consolidated statements of operations.

Adjusted EBITDA
Three Months Ended March 31, 2020 vs. 2019
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Total Company Outlook

In millions	FY2020 Guidance
Net sales	$1,100 - $1,200
Adjusted EBITDA	$310 - $350
Capital Expenditures	~$85
Operating Cash Flow	$215 - $255
To account for the uncertainties related to COVID-19, we are revising and broadening our guidance for sales to between $1.10 billion and $1.20 billion and Adjusted EBITDA from between $310 million and $350 million. We’ll be controlling our capital expenditures and currently plan to spend about $85 million, down from our previous guidance. As such, we expect operating cash flow for the year to be between $215 million and $255 million.

Our revised guidance range incorporates three potential outcomes for the year. It is difficult to determine the exact rates at which the auto consumer will return to buying in each region of the world. China’s current sales represent a rapid recovery from their early Q1 2020 shut-down. However, it is difficult to know a) if this will be sustained in China, and b) if this template will be followed in other regions of the world. Therefore, we have developed three scenarios – a low, mid, and high case – each reflective of assumptions around the rate of auto sales in North America, China and Europe for the remainder of the year. These scenarios represent our best, current thinking on the markets we are facing. It is important to note a significant assumption in all three scenarios – we do not forecast a full recovery of the auto market to 2019 levels, instead we have estimated a recovery to 75-85 percent of 2019 levels are various points throughout the year.
Our low-end case, most punitive case, assumes that oil prices remain in the high teens/lower $20 per barrel and that the auto market does not recover to the 75-85 percent level until sometime in Q4 2020. Our mid-range case maintains the same assumptions regarding oil prices, but assumes that the auto market stabilizes at these assumed levels in the middle of Q3 2020. Our high-end case assumes some stabilization of oil in the mid-$20 range and the auto market reaches the 75-85 percent level in the early part of Q3 2020.
Currently, we do not see a recovery of the auto market to 2019 levels until 2021 or beyond. We do reserve the right to adjust these ranges, up or down, over the course of the year as we gain more clarity.
In addition, we estimate Q2 2020 net sales will be down 25 to 30 percent and Adjusted EBITDA will be down 35 to 40 percent versus Q2 2019. This guidance is driven by the shutdown of auto production in Europe and North America, as well as current sales estimates in China for the quarter. These numbers assume North American and European manufacturers resume production on the dates announced and at reduced rates as estimated by us and other forecasts.
A reconciliation of net income to adjusted EBITDA as projected for 2020 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other related costs in connection with the acquisition of the Caprolactone Business; and additional pension and postretirement settlement and curtailment (income) charges. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. Projected 2020 cash flow provided by operations is expected to be $215 million to $255 million. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, expenditures related to our business transformation initiative, principal repayments, purchases pursuant to our stock repurchase program, income tax payments, incur additional spending associated with our Performance Materials' intellectual property litigation, and may incur additional acquisition-related cost payments. In addition, from time to time we may repurchase any of our outstanding 4.50 percent senior unsecured notes due in 2026 in open market or privately negotiated transactions or otherwise. We believe these sources of liquidity will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2020, our undrawn capacity under our revolving credit facility was $372.9 million, however if fully drawn, a portion of this capacity may need to be repaid by June 30, 2020 to comply with existing debt covenants. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $302.7 million at March 31, 2020, which includes funds from the $250 million draw down from our revolving credit facility during Q1 2020 to strengthen short term liquidity and to ensure financial flexibility in light of the uncertainty caused by the COVID-19 pandemic. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2020 included $52.5 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.
Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million each, respectively. The share repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. During March 2020, we did suspend share repurchases in light of the uncertainty caused by the COVID-19 pandemic. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. At March 31, 2020, $467.6 million remained unused under our Board-authorized repurchase program.

Capital Expenditures
Projected 2020 capital expenditures are $85 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2020.
Cash flow comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
In millions	2020	2019
Net cash provided by (used in) operating activities	$60.2	$(8.0)
Net cash provided by (used in) investing activities	(20.2)	(569.3)
Net cash provided by (used in) financing activities	203.2	539.4
Cash flows provided by (used in) operating activities
During the first three months of 2020, cash flow provided by operations increased primarily due to higher earnings, improved collection of accounts receivable, and a decrease in the change in accrued payroll and employee benefits. Below provides a description of the changes to working capital during the first three months of 2020 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$302.7	$56.5
Accounts receivable, net	140.8	150.0
Inventories, net	236.2	212.5
Prepaid and other current assets	44.8	44.2
Total current assets	$724.5	$463.2
Current assets as of March 31, 2020, increased $261.3 million compared to December 31, 2019, primarily due to increases in cash and inventories. Cash and cash equivalents increased by $246.2 million, compared to the balance at December 31, 2019, mainly due to the drawdown of our revolving credit facility to strengthen our short term liquidity in response to the uncertainties caused by the COVID-19 pandemic. Inventories increased by $23.7 million mainly due to the build of inventory for forecasted sales, as well as lower than expected sales in the quarter ended March 31, 2020. These increases were offset by a decrease of $9.2 million in Accounts receivable, net as of March 31, 2020, related to improved collections during the quarter ended March 31, 2020, compared to the quarter ended December 31, 2019. Additionally, Prepaid and other current assets decreased by $0.6 million, primarily related to higher tax receivables.

In millions	March 31, 2020	December 31, 2019
Accounts payable	$105.0	$99.1
Accrued expenses	30.1	33.3
Accrued payroll and employee benefits	15.6	28.2
Current operating lease liabilities	16.9	17.1
Notes payable and current maturities of long-term debt	21.6	22.5
Income taxes payable	18.5	15.3
Total current liabilities	$207.7	$215.5
Current liabilities as of March 31, 2020, decreased by $7.8 million compared to December 31, 2019, primarily driven by a decrease in Accrued payroll and employee benefits, Accrued expenses, Current operating lease liabilities, and Notes payable and current maturities of long-term debt, offset partially by increases in Accounts payable and Income taxes payable.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the three months ended March 31, 2020 was $20.2 million and was primarily driven by capital expenditures. In the three months ended March 31, 2020 and 2019, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of Performance Materials activated carbon manufacturing facilities in Waynesboro, Georgia, Wickliffe, Kentucky, and Covington, Virginia as well as expansion at our Performance Chemicals Warrington, United Kingdom facility.

Capital expenditure categories	Three Months Ended March 31,
In millions	2020	2019
Maintenance	$12.9	$7.4
Safety, health and environment	2.7	2.1
Growth and cost improvement	3.9	18.6
Total capital expenditures	$19.5	$28.1

Cash flows provided by (used in) financing activities
Cash provided by financing activities in the three months ended March 31, 2020 was $203.2 million and was driven by net borrowings of $243.8 million from our revolving credit facility, offset by payments on long-term borrowings of $4.7 million, tax payments related to withholdings on restricted stock unit vestings of $3.1 million, and the repurchase of common stock of $32.4 million. Cash provided by financing activities in the three months ended March 31, 2019 was $539.4 million and was primarily driven by net borrowings of $293.1 million from our revolving credit facility and $375.0 million from the amendment to our Term Loan Facility, offset by payments on long-term borrowings of $113.1 million, tax payments related to withholdings on restricted stock unit vestings of $14.3 million, and the repurchase of common stock of $3.3 million.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7 of our 2019 Annual Report. There have been no material changes to our contractual commitments during the three months ended March 31, 2020.
New Accounting Guidance
Refer to the Note 3 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 3 to our Annual Consolidated Financial Statements included in our 2019 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. Our critical accounting policies have not substantially changed from those described in the 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 19 percent of our net sales in the first three months of 2020. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the three months ended March 31, 2020, would have changed our net sales and income before income taxes by approximately $0.8 million or less than one percent and $0.6 million or one percent, respectively.

Interest rate risk
Our Revolving Credit Facility and Term Loan Facility each include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of March 31, 2020 would increase our annual interest expense by approximately $11.1 million or 23 percent.
        We have entered into fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million to limit exposure to interest rate increases related to a portion of the Company's floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in July 2023. As a result, the Company's weighted average effective interest rate on the notional amount floating rate indebtedness will be 3.79% through May 2021. The fair value of this instrument at March 31, 2020 was an asset of $10.4 million.

Other market risks
        Information about our other remaining market risks for the period ended March 31, 2020 does not differ materially from that discussed under Item 7A of our 2019 Annual Report.

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

As of March 31, 2020, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above. There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

b) Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic and its impact on the design and operating effectiveness of our internal controls over financial reporting.

We are also in the beginning stages of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The implementation is expected to occur in phases over the next several years. Currently, we have had no changes in our internal controls over financial reporting with respect to this implementation, however, as the implementation progresses, we will give appropriate consideration to whether any process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS
The Novel Coronavirus (COVID-19) pandemic has and may continue to have an adverse effect our business, financial condition, results of operations, cash flows and stock price.
The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and transact business. We have been classified as an essential business in the jurisdictions that have made this determination to date, and have been allowed to continue our operations. However, our facilities - as well as the operations of our suppliers, customers and third-party sales representatives and distributors - have been, and will continue to be, disrupted by governmental and private sector responses to COVID-19. This includes business shutdowns, work-from-home orders and social distancing protocols, travel or health-related restrictions, as well as quarantines, self-isolations, and disruptions to transportation channels. Additional government shutdown orders or stay-at-home directives, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of our operations and could materially adversely affect our ability to adequately staff and maintain our operations. Furthermore, we may not be able to manage our business effectively due to working from home inefficiently, technology and security risks posed by working remotely, extended furloughs of employees or being unable to travel to our facilities or those of our customers and suppliers.
Disruptions to the operations of our suppliers may negatively impact our ability to purchase goods and services for our business at efficient prices and in sufficient amounts. Additionally, the operations of our customers may have been, and could be further, disrupted thereby increasing the likelihood that our customers may attempt to delay or cancel orders, may reduce future orders or may seek to extend payment terms. Furthermore, the negative impact of the COVID-19 pandemic on the global economy, adverse changes in the industries that our products serve or adverse changes in the financial condition of our customers could further adversely impact demand for our products, particularly in the automotive industry. In addition, the recent significant decrease in energy prices resulting from the COVID-19 pandemic, including crude oil and gas prices, could negatively impact the activities of our oilfield customers resulting in a corresponding adverse effect on demand for our oilfield products.
The extent of the impact that the COVID-19 pandemic will have on our business and financial results will depend on various uncertainties and future developments, including the ultimate duration, severity and spread of the virus in the countries where we operate and transact business, the actions taken by government authorities in their efforts to contain or treat the virus and to mitigate the economic disruptions and the global economic downturn resulting from the pandemic. These impacts, together with the other factors discussed, are highly uncertain and cannot be predicted, however they have and may continue to have an adverse effect on our business, financial condition, results of operations, cash flows and a negative impact on our stock price. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods.
Additionally, to the extent the COVID-19 pandemic or any resulting worsening of the global business and economic environment adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report.
Complications with the design or implementation of our new enterprise resource planning (“ERP”) system could adversely impact our business and operations.
We are in the process of a complex, multi-year implementation of a new ERP system necessary due to the finite life of the existing operating system. The ERP system implementation requires the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with information important to the operation of our business. Such an initiative is a major financial undertaking and will require substantial time and attention of management and key employees. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Failure to successfully design and implement the new ERP system as planned could harm our business, financial condition, and operating results. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively affected.
There have been no other material changes in Ingevity's risk factors discussed in Item 1A of the 2019 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million each, respectively. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.

Below is a summary of shares repurchased under the publicly announced repurchase program during the period.

	ISSUER PURCHASES OF EQUITY SECURITIES
			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Cumulative Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2020	—	$—	—	$—	$389,537,445
February 1-29, 2020	—	—	—	—	500,000,000
March 1-31, 2020	750,000	43.18	750,000	32,384,190	467,615,810
Total	750,000	$43.18	750,000	$32,384,190	$467,615,810

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed April 25, 2019).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed April 25, 2019).

10.1+	Separation and Release Agreement, between Ingevity Corporation and D. Michael Wilson, dated as of February 20, 2020 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
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
Date: April 30, 2020