Form 10-Q
period 2020-06-30
Ingevity Corp
filed 2020-07-30
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware		47-4027764
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4920 O'Hear Avenue Suite 400	North Charleston	South Carolina	29405
(Address of principal executive offices)			(Zip code)

843-740-2300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	NGVT	New York Stock Exchange

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

The registrant had 41,275,600 shares of common stock, $0.01 par value, outstanding at July 28, 2020.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2020	2019	2020	2019
Net sales	$270.6	$352.8	$558.8	$629.6
Cost of sales	186.7	218.4	360.3	398.1
Gross profit	83.9	134.4	198.5	231.5
Selling, general and administrative expenses	34.5	42.5	73.0	81.6
Research and technical expenses	5.4	5.0	11.6	10.1
Restructuring and other (income) charges, net	7.3	0.3	7.8	0.3
Acquisition-related costs	0.4	0.8	1.7	23.6
Other (income) expense, net	0.9	—	2.9	(3.7)
Interest expense, net	10.0	13.1	20.9	24.2
Income (loss) before income taxes	25.4	72.7	80.6	95.4
Provision (benefit) for income taxes	5.2	15.9	15.1	15.9
Net income (loss)	$20.2	$56.8	$65.5	$79.5

Per share data
Basic earnings (loss) per share	$0.49	$1.36	$1.58	$1.90
Diluted earnings (loss) per share	0.49	1.34	1.57	1.88

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net income (loss)	$20.2	$56.8	$65.5	$79.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(1.7)	(15.5)	(41.8)	(6.1)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $(0.6), zero, $1.1, and zero	(2.2)	(0.2)	3.5	(0.2)
Total foreign currency adjustments, net of tax provision (benefit) of $(0.6), zero, $1.1, and zero	(3.9)	(15.7)	(38.3)	(6.3)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.2), $(1.2), $(1.6), and $(1.2)	(0.4)	(3.6)	(5.2)	(3.5)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.1, zero, $0.1, and $(0.1)	0.2	(0.1)	0.3	(0.5)
Total derivative instruments, net of tax provision (benefit) of $(0.1), $(1.2), $(1.5), and $(1.3)	(0.2)	(3.7)	(4.9)	(4.0)
Other comprehensive income (loss), net of tax provision (benefit) of $(0.7), $(1.2), $(0.4), and $(1.3)	(4.1)	(19.4)	(43.2)	(10.3)
Comprehensive income (loss)	$16.1	$37.4	$22.3	$69.2

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$177.6	$56.5
Accounts receivable, net of allowance for credit losses of $1.7 million - 2020 and $0.5 million - 2019	132.1	150.0
Inventories, net	223.5	212.5
Prepaid and other current assets	46.5	44.2
Current assets	579.7	463.2
Property, plant and equipment, net	658.3	664.7
Operating lease assets, net	49.2	53.4
Goodwill	415.7	436.4
Other intangibles, net	363.7	396.2
Deferred income taxes	5.6	5.0
Restricted investment, net of allowance for credit losses of $1.0 million - 2020	72.5	72.6
Other assets	50.8	50.2
Total Assets	$2,195.5	$2,141.7
Liabilities
Accounts payable	$78.7	$99.1
Accrued expenses	39.4	33.3
Accrued payroll and employee benefits	13.1	28.2
Current operating lease liabilities	16.5	17.1
Notes payable and current maturities of long-term debt	21.7	22.5
Income taxes payable	18.5	15.3
Current liabilities	187.9	215.5
Long-term debt including finance lease obligations	1,308.5	1,228.4
Noncurrent operating lease liabilities	33.1	36.7
Deferred income taxes	103.9	100.3
Other liabilities	39.2	30.0
Total Liabilities	1,672.6	1,610.9
Commitments and contingencies (Note 16)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2020 and 2019)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 42,891,431 - 2020 and 42,675,171 - 2019; outstanding: 41,259,085 - 2020 and 41,826,136 - 2019)	0.4	0.4
Additional paid-in capital	116.3	112.8
Retained earnings	562.1	497.2
Accumulated other comprehensive income (loss)	(48.2)	(5.0)
Treasury stock, common stock, at cost (1,632,346 shares - 2020; 849,035 shares - 2019)	(107.7)	(74.6)
Total Equity	522.9	530.8
Total Liabilities and Equity	$2,195.5	$2,141.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2020	2019
Cash provided by (used in) operating activities:
Net income (loss)	$65.5	$79.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	48.4	39.9
Non cash operating lease costs	9.4	10.4
Deferred income taxes	6.5	1.6
Restructuring and other (income) charges, net	7.8	0.3
Share-based compensation	3.2	7.4
Other non-cash items	9.2	8.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	15.0	(42.3)
Inventories, net	(13.6)	(8.2)
Prepaid and other current assets	(2.7)	(6.2)
Current liabilities	(31.6)	(15.2)
Income taxes	2.8	6.4
Operating leases	(9.4)	(10.2)
Changes in other operating assets and liabilities, net	(1.4)	—
Net cash provided by (used in) operating activities	$109.1	$71.5
Cash provided by (used in) investing activities:
Capital expenditures	$(34.5)	$(57.7)
Payments for acquired businesses, net of cash acquired	—	(537.9)
Other investing activities, net	(2.9)	(3.7)
Net cash provided by (used in) investing activities	$(37.4)	$(599.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$346.1	$777.4
Proceeds from long-term borrowings	—	375.0
Payments on revolving credit facility	(257.3)	(519.9)
Payments on long-term borrowings	(9.4)	(113.1)
Debt issuance costs	—	(1.8)
Borrowings (repayments) of notes payable and other short-term borrowings, net	(0.7)	1.8
Tax payments related to withholdings on vested equity awards	(3.0)	(14.3)
Proceeds and withholdings from share-based compensation plans, net	2.6	3.0
Repurchases of common stock under publicly announced plan	(32.4)	(3.3)
Net cash provided by (used in) financing activities	$45.9	$504.8
Increase (decrease) in cash, cash equivalents, and restricted cash	117.6	(23.0)
Effect of exchange rate changes on cash	3.4	(0.1)
Change in cash, cash equivalents, and restricted cash(1)	121.0	(23.1)
Cash, cash equivalents, and restricted cash at beginning of period	64.6	77.5
Cash, cash equivalents, and restricted cash at end of period(1)	$185.6	$54.4

(1)
Includes restricted cash of $8.0 million and $1.1 million and cash and cash equivalents of $177.6 million and $53.3 million at June 30, 2020 and 2019, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$23.5	$20.9
Cash paid for income taxes, net of refunds	5.7	8.1
Purchases of property, plant and equipment in accounts payable	3.5	7.0
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	5.9	1.1
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
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
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During the three and six months ended June 30, 2020 and subsequent to this date, there have been significant changes to the global economic situation and to public securities markets as a consequence of the novel strain of coronavirus ("COVID-19") pandemic. It is reasonably possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which we operate, the price of our publicly traded equity in comparison to the carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the condensed consolidated financial statements. While there was not a material impact to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Certain prior year amounts have been reclassified to conform with the current year's presentation.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
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
In order to strengthen our short term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. During the three months ended June 30, 2020 we paid back $155 million of this drawn down amount. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. Further, during the second quarter, we decreased production at some of our U.S. and China based manufacturing plants due to COVID-19 impacts to the projected customer demand and implemented a cost reduction initiative further described in Note 14.
As of March 31, 2020 and June 30, 2020, we evaluated, in accordance with ASC 350 - Goodwill and Other and ASC 360 - Property, Plant, and Equipment, whether the economic impacts of the COVID-19 pandemic constitute triggering events requiring impairment or recoverability analysis to be performed. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and asset groups. Further, we assessed our current market capitalization, forecasts and the amount of excess fair value above book value as calculated in our 2019 impairment test. We determined that a triggering event has not occurred which would require an interim impairment test to be performed. However, a lack of sustained recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, or further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
While the disruptions caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the virus's duration and severity. COVID-19 has impacted, and will continue to impact, our results of operations, financial position, and liquidity.

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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." This ASU requires companies to defer specific implementation costs incurred in a Cloud Computing Arrangement ("CCA") that are often expensed as incurred under current GAAP, and recognize the expense over the noncancellable term of the CCA. We adopted this standard on a prospective basis on January 1, 2020. As a result of the adoption, we anticipate

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

capitalizing certain implementation costs that were previously expensed as incurred, which will be recorded to either prepaid and other current assets or other assets on the condensed consolidated balance sheets, depending on the duration of the agreement. The impact of the adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
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
The following table displays changes in our allowance for credit losses as of June 30, 2020, including the transition impact of adopting the CECL standard.

(in millions)	Balance at December 31, 2019 (1)	Impact from Adoption of ASC 326	Balance at January 1, 2020	Current Period Provision	Balance at June 30, 2020 (2)
Allowance for credit losses	$0.5	0.6	1.1	1.6	$2.7
______________
(1) The allowance for credit losses at December 31, 2019 of $0.5 million was included in "Accounts receivable, net" on the condensed consolidated balance sheets.
(2) The allowance for credit losses at June 30, 2020 of $1.7 million and $1.0 million was included "Accounts receivable, net" and "Restricted investment" on the condensed consolidated balance sheets, respectively.

Our expected credit losses can vary from period to period based on several factors, such as changes in bond ratings, actual observed bond defaults, and overall economic environment. The primary factor that contributed to our provision for expected credit losses in the first half of 2020 was a pessimistic outlook of the macroeconomic environment due to the COVID-19 pandemic, and related effects on the financial performance of U.S.-based corporations. The increase in the allowance for credit losses of $1.6 million is attributed to $0.4 million for Level 1 securities and $1.2 million for accounts receivable expected credit losses.
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
        In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

new standard is effective for fiscal years ending after December 15, 2020. Although we are still evaluating the impact of this new standard, we do not believe that the adoption of this new standard will materially impact our Condensed Consolidated Financial Statements and related disclosures.
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

Note 4: Acquisitions
Perstorp Holding AB's Caprolactone Business
        On February 13, 2019, we completed the acquisition of 100% of the equity of Perstorp UK Ltd with Perstorp Holding AB ("Seller"), including the Seller's entire caprolactone business ("Caprolactone Business"), herein referred to as the "Caprolactone Acquisition." The Caprolactone Acquisition was completed for an aggregate purchase price of €578.9 million ($652.5 million), less assumed debt of €100.4 million ($113.1 million). At closing, the assumed debt was settled with an affiliate of the Seller. The Caprolactone Acquisition has been integrated into our Performance Chemicals segment and included within our engineered polymers product line.
        The Caprolactone Acquisition contributed Net sales of $31.6 million and $34.3 million for the three months ended June 30, 2020 and 2019, respectively, and $67.9 million and $58.5 million for the six months ended June 30, 2020 and 2019, respectively, to our consolidated operating results. A substantial portion of the Caprolactone Business was integrated into our existing Performance Chemicals operations during 2019. As a result, we were no longer able to separate operating performance of the Caprolactone Acquisition from our existing Performance Chemicals' operating results.
        Purchase Price Allocation
        The following table summarizes the consideration paid for the Caprolactone Business and the assets acquired and liabilities assumed, which was finalized in Q4 2019:

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
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
(2) The aggregate amortization expense was $4.7 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and the aggregate amortization expense was $9.5 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively. Estimated amortization expense is as follows: 2020 - $19.0 million, 2021 - $19.0 million, 2022 - $18.9 million, 2023 - $18.8 million, and 2024 - $18.8 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
(3) Cash and cash equivalents and restricted cash were $0.7 million and $0.8 million, respectively, at closing. Restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet.

Unaudited Pro Forma Financial Information
        The following unaudited pro forma results of operations assume that the Caprolactone Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other-related costs for the six months ended June 30, 2019 of $32.0 million.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

In millions	Six Months Ended June 30, 2019
Net sales	$647.3
Income (loss) before income taxes	127.0
Diluted earnings (loss) per share	$2.49

Acquisition and other-related costs
Costs incurred to complete and integrate the Caprolactone Acquisition noted above into our Performance Chemicals segment are expensed as incurred on our condensed consolidated statement of operations. The following table summarizes such costs.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Legal and professional service fees	$0.4	$0.8	$1.7	$10.9
Loss on hedging purchase price	—	—	—	12.7
Acquisition-related costs	$0.4	$0.8	$1.7	$23.6
Inventory fair value step-up amortization (1)	—	—	—	8.4
Acquisition and other-related costs	$0.4	$0.8	$1.7	$32.0
______________
(1) Included within "Cost of sales" on the condensed consolidated statement of operations.
Note 5: Revenues
        Ingevity's operating segments are (i) Performance Materials and (ii) Performance Chemicals. A description of both operating segments is included in Note 1.

Disaggregation of Revenue
        The following table presents our Net sales disaggregated by product line.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Automotive Technologies product line	$74.7	$113.9	$187.6	$213.6
Process Purification product line	9.7	9.2	17.9	18.6
Performance Materials segment	$84.4	$123.1	$205.5	$232.2
Oilfield Technologies product line	14.2	29.7	44.4	58.9
Pavement Technologies product line	63.9	64.6	84.6	83.1
Industrial Specialties product line	76.5	101.1	156.4	196.9
Engineered Polymers product line(1)	31.6	34.3	67.9	58.5
Performance Chemicals segment	$186.2	$229.7	$353.3	$397.4
Net sales	$270.6	$352.8	$558.8	$629.6
______________
(1) Engineered Polymers product line was acquired on February 13, 2019; see Note 4 for more information.

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
North America	$147.3	$227.2	$318.4	$398.9
Asia Pacific	82.6	67.8	150.5	116.9
Europe, Middle East and Africa	37.1	52.6	80.5	103.8
South America	3.6	5.2	9.4	10.0
Net sales	$270.6	$352.8	$558.8	$629.6

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

	Contract Asset(1)
In millions	June 30, 2020	June 30, 2019
Beginning balance	$6.2	$5.1
Contract asset additions	7.9	11.7
Reclassification to accounts receivable, billed to customers	(7.6)	(10.5)
Ending balance	$6.5	$6.3
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
Recurring Fair-Value Measurements
        The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between Level 1 and Level 2 during the periods reported. During the periods ended June 30, 2020 and December 31, 2019, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2020
Assets:
Equity securities (4)	$0.1	$—	$—	$0.1
Deferred compensation plan investments (5)	1.9	—	—	1.9
Total assets	$2.0	$—	$—	$2.0
Liabilities:
Deferred compensation arrangement (5)	$11.4	$—	$—	$11.4
Separation-related reimbursement awards (6)	—	—	—	—
Contingent consideration (7)	—	—	1.1	1.1
Total liabilities	$11.4	$—	$1.1	$12.5
December 31, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Deferred compensation plan investments (5)	1.4	—	—	1.4
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$10.0	$—	$—	$10.0
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$10.1	$—	$—	$10.1
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

Equity Securities
        Our investments in equity securities with a readily determinable fair value totaled $0.1 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively. The net realized gain/(loss) recognized during the three and six months ended June 30, 2020 was zero and $(0.1) million, respectively, and the net realized gain/(loss) recognized during both the three and six months ended June 30, 2019 was zero. The unrealized gain/(loss) was zero for the three and six months ended June 30, 2020 and 2019. The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled zero and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, and is included in "Other assets" on the condensed consolidated balance sheet. During the three and six months ended June 30, 2020, we recorded an impairment charge of $0.1 million and $1.4 million, respectively, to an equity security where fair value is not readily determinable held within our Performance Materials segment. The impairment charge represented the difference between liquidation value of the investment and our book value at the time our investment was liquidated.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, at maturity. The trust, presented as restricted investment on our consolidated balance sheet, purchased long term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within Interest income on our consolidated statement of operations.
At June 30, 2020, the book value of our restricted investment, which is accounted for as HTM and therefore held at amortized costs, was $72.5 million, which includes an allowance for credit losses of $1.0 million and cash of $1.2 million, and the fair value was $79.3 million, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	June 30, 2020
(in millions)	AA+	AA	A	A-	BBB+	Total
Level 1 Securities	$13.5	10.7	24.2	13.4	10.5	$72.3

Debt Obligations
At June 30, 2020, the book value of finance lease obligations was $80.0 million and the fair value was $102.6 million. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $956.3 million as of June 30, 2020. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At June 30, 2020, the book value of our fixed rate debt was $300.0 million, and the fair value was $296.6 million, based on Level 2 inputs.
Contingent Consideration
In connection with the acquisition of certain assets in May 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to the expiration on December 31, 2024.

The fair value of the five-year revenue earn-out consideration was $1.1 million at June 30, 2020. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general and administrative expense.

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Contingent Consideration
In millions	June 30, 2020
Beginning balance	$—
Newly issued	1.1
Change in revaluation of contingent consideration included in earnings	—
Exercises/settlements	—
Ending balance (1)	$1.1
______________
(1) Included within "Other liabilities" on the condensed consolidated balance sheet.
Note 7: Inventories, net

In millions	June 30, 2020	December 31, 2019
Raw materials	$49.8	$42.6
Production materials, stores and supplies	23.7	22.3
Finished and in-process goods	163.5	158.0
Subtotal	237.0	222.9
Less: adjustment of inventories to LIFO basis	(13.5)	(10.4)
Inventories, net	$223.5	$212.5

Note 8: Property, Plant and Equipment, net

In millions	June 30, 2020	December 31, 2019
Machinery and equipment	$978.5	$964.3
Buildings and leasehold improvements	122.5	116.9
Land and land improvements	19.2	19.0
Construction in progress	113.4	119.1
Total cost	1,233.6	1,219.3
Less: accumulated depreciation	(575.3)	(554.6)
Property, plant and equipment, net (1)	$658.3	$664.7
_______________
(1) This includes finance leases related to machinery and equipment at our Wickliffe, Kentucky facility of $68.8 million and $68.8 million and net book value of $5.7 million and $6.0 million at June 30, 2020, and December 31, 2019, respectively. This also includes finance leases related to our Waynesboro, Georgia manufacturing facility for (a) machinery and equipment of $18.5 million and $18.4 million and net book value of $16.3 million and $16.8 million, (b) construction in progress of $8.8 million and $6.4 million and (c) buildings and leasehold improvements of $4.4 million and $4.2 million and net book value of $4.2 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively. Amortization expense associated with these finance leases is included within depreciation expense.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Note 9: Goodwill and Other Intangible Assets, net
Goodwill

	Operating Segments
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2019	$432.1	$4.3	$436.4
Foreign currency translation	(20.7)	—	(20.7)
June 30, 2020	$411.4	$4.3	$415.7

There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2020.

Other Intangible Assets

	June 30, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets subject to amortization
Customer contracts and relationships	$303.7	$61.6	$242.1	$314.5	$51.6	$262.9
Brands (1)	75.8	13.2	62.6	80.3	11.1	69.2
Developed technology	66.5	8.3	58.2	68.6	5.7	62.9
Other	2.7	1.9	0.8	2.7	1.5	1.2
Total Other intangibles, net	$448.7	$85.0	$363.7	$466.1	$69.9	$396.2
_______________
(1) Represents trademarks, trade names and know-how.

At June 30, 2020 and December 31, 2019, the intangible assets subject to amortization were allocated among our business segments as follows:

In millions	June 30, 2020	December 31, 2019
Performance Chemicals	$361.5	$396.2
Performance Materials	2.2	—
Total Other intangibles, net	$363.7	$396.2

        The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Cost of sales	$—	$0.1	$0.1	$0.3
Selling, general and administrative expenses	7.9	7.3	16.1	12.6
Total amortization expense(1)	$7.9	$7.4	$16.2	$12.9
_______________
(1) See Note 4 for more information about the Caprolactone Acquisition, and the related increase in amortization expense.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2020 - $32.3 million, 2021 - $31.5 million, 2022 - $31.3 million, 2023 - $31.2 million, and 2024 - $30.9 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 10: Financial Instruments and Risk Management

Net Investment Hedges
        Beginning in the second quarter of 2019, we have entered into fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed-rate debt at a rate of 1.35 percent. Any difference between the fixed interest rate between the U.S. dollar denominated debt to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $7.6 million and $3.0 million at June 30, 2020 and December 31, 2019, respectively. During the three and six months ending June 30, 2020, we recognized net interest income associated with this financial instrument of $0.5 million and $1.3 million, respectively, and during both the three and six months ended June 30, 2019, we recognized net interest income associated with this financial instrument of $0.6 million.
Cash Flow Hedges
        Foreign Currency Exchange Risk Management
        We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to "Net sales" on the consolidated statement of operations when the forecasted transaction occurs. As of June 30, 2020, there were $10.2 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.1 million and zero at June 30, 2020 and December 31, 2019, respectively.
        Commodity Price Risk Management
        Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of June 30, 2020, we had 1.4 million and 0.6 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively. Designated commodity cash flow hedge gains or losses recorded in Accumulated other comprehensive income ("AOCI") are recognized in "Cost of sales" on the condensed consolidated statements of operations when the inventory is sold. As of June 30, 2020, open commodity contracts hedge forecasted transactions until November 2021. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2020 and December 31, 2019 was an asset (liability) of $(0.3) million and $(0.5) million, respectively.
        Interest Rate Risk Management
        Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage interest rate risk effectively, from time to time, we may enter into cash flow interest rate derivative instruments, which can consist of forward

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

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
        As of June 30, 2020, we have entered into interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a weighted average fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(10.4) million and $(3.9) million at June 30, 2020 and December 31, 2019, respectively.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended June 30,
	2020	2019	2020	2019
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$—	$0.2	$—	Net sales
Natural gas contracts	(0.1)	(0.7)	(0.5)	0.1	Cost of sales
Interest rate swap contracts	(0.4)	(4.1)	—	—	Interest expense, net
Total	$(0.6)	$(4.8)	$(0.3)	$0.1

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
	2020	2019	2020	2019
Net investment hedging derivative
Currency exchange contracts(1)	$(2.8)	$(0.2)	$0.5	$0.6	Interest expense, net
Total	$(2.8)	$(0.2)	$0.5	$0.6

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow hedging derivatives
Currency exchange contracts	$0.2	$—	$0.2	$—	Net sales
Natural gas contracts	(0.5)	(0.6)	(0.6)	0.6	Cost of sales
Interest rate swap contracts	(6.5)	(4.1)	—	—	Interest expense, net
Total	$(6.8)	$(4.7)	$(0.4)	$0.6

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
	2020	2019	2020	2019
Net investment hedging derivative
Currency exchange contracts(1)	$4.6	$(0.2)	$1.3	$0.6	Interest expense, net
Total	$4.6	$(0.2)	$1.3	$0.6
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $0.6 million of net losses from AOCI to income, before taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. See Note 6 for more information on our fair value measurements. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements in the condensed consolidated balance sheets as of June 30, 2020 or December 31, 2019.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2020
Assets:
Currency exchange contracts(4)	$—	$0.1	$—	$0.1
Net investment hedge (5)	—	7.8	—	7.8
Total assets	$—	$7.9	$—	$7.9
Liabilities:
Natural gas contracts (6)	$—	$0.3	$—	$0.3
Net investment hedge (7)	—	0.2	—	0.2
Interest rate swap contracts (7)	—	10.4	—	10.4
Total liabilities	$—	$10.9	$—	$10.9

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2019
Assets:
Net investment hedge (5)	$—	$3.0	$—	$3.0
Total assets	$—	$3.0	$—	$3.0
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Interest rate swap contracts (7)	—	3.9	—	3.9
Total liabilities	$—	$4.4	$—	$4.4
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Note 11: Debt including Finance Lease Obligations
        Current and long-term debt including finance lease obligations consisted of the following:

	June 30, 2020
In millions, except percentages	Interest rate	Maturity date	June 30, 2020	December 31, 2019
Revolving Credit Facility (1)	1.67%	2023	$220.0	$131.3
Term Loans	1.71%	2022-2023	731.2	740.6
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations	7.67%	2027	80.0	80.0
Other	4.86%	2020-2021	5.1	5.9
Total debt including finance lease obligations			1,336.3	1,257.8
Less: debt issuance costs			6.1	6.9
Total debt including finance lease obligations, net of debt issuance costs			1,330.2	1,250.9
Less: debt maturing within one year (2)			21.7	22.5
Long-term debt including finance lease obligations			$1,308.5	$1,228.4
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.2 million and undrawn capacity under the facility was $527.8 million at June 30, 2020.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our 4.50 percent senior unsecured notes due in 2026 (the "Senior Notes") contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole, subject, in each of the above cases, to certain qualifications and exceptions) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the Senior Notes could result in the acceleration of the Senior Notes and could cause a cross-default that could result in the acceleration of other indebtedness of Ingevity and its subsidiaries.
The revolving credit facility and term loans contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the revolving credit facility and term loans could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The revolving credit facility and term loans' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended June 30, 2020 was 3.5, and our actual interest coverage for the four consecutive quarters ended June 30, 2020 was 7.2. We were in compliance with all covenants at June 30, 2020.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Note 12: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2019	42,675	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$530.8
Net income (loss)	—	—	—	45.3	—	—	45.3
Other comprehensive income (loss)	—	—	—	—	(39.1)	—	(39.1)
Common stock issued	161	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.1)	(3.1)
Share repurchase program	—	—	—	—	—	(32.4)	(32.4)
Share-based compensation plans	—	—	0.8	—	—	0.4	1.2
Adoption of accounting standard	—	—	—	(0.6)	—	—	(0.6)
Balance at March 31, 2020	42,836	$0.4	$113.6	$541.9	$(44.1)	$(109.7)	$502.1
Net income (loss)	—	—	—	20.2	—	—	20.2
Other comprehensive income (loss)	—	—	—	—	(4.1)	—	(4.1)
Common stock issued	5	—	—	—	—	—	—
Exercise of stock options, net	50	—	1.4	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	0.1	0.1
Share-based compensation plans	—	—	1.3	—	—	1.9	3.2
Balance at June 30, 2020	42,891	$0.4	$116.3	$562.1	$(48.2)	$(107.7)	$522.9

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2018	42,332	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$338.7
Net income (loss)	—	—	—	22.7	—	—	22.7
Other comprehensive income (loss)	—	—	—	—	9.1	—	9.1
Common stock issued	276	—	—	—	—	—	—
Exercise of stock options, net	51	—	1.4	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	(14.3)
Share repurchase program	—	—	—	—	—	(3.3)	(3.3)
Share-based compensation plans	—	—	4.1	—	—	0.3	4.4
Balance at March 31, 2019	42,659	$0.4	$103.8	$336.2	$(8.6)	$(73.1)	$358.7
Net income (loss)	—	—	—	56.8	—	—	56.8
Other comprehensive income (loss)	—	—	—	—	(19.4)	—	(19.4)
Common stock issued	5	—	—	—	—	—	—
Exercise of stock options, net	6	—	0.2	—	—	—	0.2
Share-based compensation plans	—	—	3.5	—	—	0.9	4.4
Balance at June 30, 2019	42,670	$0.4	$107.5	$393.0	$(28.0)	$(72.2)	$400.7

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Accumulated other comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019

Foreign currency translation
Beginning Balance	$(32.9)	$(7.0)	$1.5	$(16.4)
Gains (losses) on foreign currency translation	(1.7)	(15.5)	(41.8)	(6.1)
Less: tax provision (benefit)	—	—	—	—
Net gains (losses) on foreign currency translation	(1.7)	(15.5)	(41.8)	(6.1)
Gains (losses) on net investment hedges	(2.8)	(0.2)	4.6	(0.2)
Less: tax provision (benefit)	(0.6)	—	1.1	—
Net gains (losses) on net investment hedges	(2.2)	(0.2)	3.5	(0.2)
Other comprehensive income (loss), net of tax	(3.9)	(15.7)	(38.3)	(6.3)
Ending Balance	$(36.8)	$(22.7)	$(36.8)	$(22.7)

Derivative Instruments
Beginning Balance	$(8.2)	$0.1	$(3.5)	$0.4
Gains (losses) on derivative instruments	(0.6)	(4.8)	(6.8)	(4.7)
Less: tax provision (benefit)	(0.2)	(1.2)	(1.6)	(1.2)
Net gains (losses) on derivative instruments	(0.4)	(3.6)	(5.2)	(3.5)
(Gains) losses reclassified to net income	0.3	(0.1)	0.4	(0.6)
Less: tax (provision) benefit	0.1	—	0.1	(0.1)
Net (gains) losses reclassified to net income	0.2	(0.1)	0.3	(0.5)
Other comprehensive income (loss), net of tax	(0.2)	(3.7)	(4.9)	(4.0)
Ending Balance	$(8.4)	$(3.6)	$(8.4)	$(3.6)

Pension and other postretirement benefits
Beginning Balance	$(3.0)	$(1.7)	$(3.0)	$(1.7)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	—	—
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—
Ending Balance	$(3.0)	$(1.7)	$(3.0)	$(1.7)

Total AOCI ending balance at June 30	$(48.2)	$(28.0)	$(48.2)	$(28.0)

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Derivative instruments
Currency exchange contracts (1)	$0.2	$—	$0.2	$—
Natural gas contracts (2)	(0.5)	0.1	(0.6)	0.6
Total before tax	(0.3)	0.1	(0.4)	0.6
(Provision) benefit for income taxes	0.1	—	0.1	(0.1)
Amount included in net income (loss)	$(0.2)	$0.1	$(0.3)	$0.5

Pension and other post retirement benefits
Amortization of unrecognized net actuarial and other gains (losses)(3)	—	—	—	—
Total before tax	—	—	—	—
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$—	$—	$—
______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2)  Included within "Cost of sales" on the condensed consolidated statement of operations.
(3) Included within "Other (income) expense, net" on the condensed consolidated statement of operations.

Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million, respectively. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.
During the three months ended June 30, 2020, no shares of our common stock were repurchased as we previously suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At June 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Note 13: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended June 30,
	Pensions		Other Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.4	$—	$—
Interest cost (2)	0.3	0.2	—	—
Expected return on plan assets (2)	(0.3)	(0.2)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.4	$0.4	$—	$—

	Six Months Ended June 30,
	Pensions		Other Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Service cost (1)	$0.8	$0.7	$—	$—
Interest cost (2)	0.6	0.5	—	—
Expected return on plan assets (2)	(0.6)	(0.5)	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.8	$0.7	$—	$—
_______________
(1) Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2) Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.

Contributions
        We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the six months ended June 30, 2020. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2020, and we currently have no plans to make any voluntary cash contributions in 2020.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

        Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Gain on sale of assets and businesses	$—	$(0.4)	$—	$(0.4)
Severance and other employee-related costs	5.8	—	6.0	—
Other	—	0.7	—	0.7
Restructuring charges	5.8	0.3	6.0	0.3

Business transformation costs	1.5	—	1.8	—
Other	—	—	—	—
Other (income) charges, net	1.5	—	1.8	—

Total restructuring and other (income) charges, net	$7.3	$0.3	$7.8	$0.3

Restructuring charges
2020 activities
During the second quarter of 2020, we implemented a cost reduction initiative to realign our cost structure in response to reduced demand for some of our products in response to the COVID-19 pandemic. As a result of this cost reduction initiative, we recorded $5.8 million in severance and other employee-related costs in the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded $6.0 million, which in addition to the second quarter activity, included severance and other employee-related costs associated with the reorganization initiated in the third quarter of 2019.
2019 activities
In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million as a gain on sale of assets, as well as $0.7 million related to other miscellaneous exit costs, in the three months ended June 30, 2019.

Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2019(1)	Reserve(2)	Payments	Other	6/30/2020(1)
Restructuring Reserves	$0.4	6.0	(0.6)	—	$5.8
_______________
(1) Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2)  Includes severance and other employee-related costs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

Other (income) charges, net

Business transformation initiative costs

In the first quarter of 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. We expect this business transformation initiative and related ERP implementation to be a complex, multi-year project. It requires the integration of the new ERP system with multiple new and existing information systems and business processes, in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three and six months ended June 30, 2020, of $1.5 million and $1.8 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $60-70 million of total costs, which includes $10-15 million of non-capitalizable costs, $2-3 million of which we expect to be incurred in 2020.
Note 15: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate	20.5%	21.9%	18.7%	16.7%
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2020			2019
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$25.4	$5.2	20.5%	$72.7	$15.9	21.9%
Discrete items:
Restructuring and other (income) charges, net	7.3	1.7		0.3	—
Acquisition and other-related costs (1)	0.4	0.1		0.8	0.3
Other tax only discrete items	—	(0.1)		—	0.1
Total discrete items	7.7	1.7		1.1	0.4
Consolidated operations, before discrete items	$33.1	$6.9		$73.8	$16.3
Quarterly effect of changes in the EAETR			20.8%			22.1%

	Six Months Ended June 30,
	2020			2019
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$80.6	$15.1	18.7%	$95.4	$15.9	16.7%
Discrete items:
Restructuring and other (income) charges, net	7.8	1.8		0.3	—
Acquisition and other-related costs (1)	1.7	0.4		32.0	5.6
Other tax only discrete items	—	1.2		—	6.8
Total discrete items	9.5	3.4		32.3	12.4
Consolidated operations, before discrete items	$90.1	$18.5		$127.7	$28.3
EAETR (2)			20.5%			22.2%
_______________
(1) See Note 4 for more information on our acquisition and other-related costs.
(2) Decrease in EAETR for the six months ended June 30, 2020, as compared to June 30, 2019, is due to a change in the mix of forecasted earnings in various tax jurisdictions with varying rates, offset by a large reduction in acquisition related costs and excess stock compensation benefit.
At June 30, 2020 and December 31, 2019, we had deferred tax assets of $9.8 million and $13.0 million, respectively, resulting from certain historical net operating losses from our Brazilian operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2020, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
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

Note 17: Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales
Performance Materials	$84.4	$123.1	$205.5	$232.2
Performance Chemicals	186.2	229.7	353.3	397.4
Total net sales (1)	$270.6	$352.8	$558.8	$629.6

Segment EBITDA (2)
Performance Materials	$23.3	$49.3	$84.5	$100.5
Performance Chemicals	43.9	59.0	74.9	91.3
Total segment EBITDA (2)	$67.2	$108.3	$159.4	$191.8
Interest expense, net	(10.0)	(13.1)	(20.9)	(24.2)
(Provision) benefit for income taxes	(5.2)	(15.9)	(15.1)	(15.9)
Depreciation and amortization - Performance Materials	(7.3)	(5.8)	(14.5)	(11.6)
Depreciation and amortization - Performance Chemicals	(16.8)	(15.6)	(33.9)	(28.3)
Restructuring and other income (charges), net (3)	(7.3)	(0.3)	(7.8)	(0.3)
Acquisition and other-related costs (4)	(0.4)	(0.8)	(1.7)	(32.0)
Net income (loss)	$20.2	$56.8	$65.5	$79.5
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
(3) Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three and six months ended June 30, 2020, charges of $2.7 million and $2.9 million relate to the Performance Material segment, respectively, and charges of $4.6 million and $4.9 million related the Performance Chemicals segment. For the three and six months ended June 30, 2019, all charges relate to the Performance Chemicals segment. For more detail on the charges incurred see Note 14 within these Condensed Consolidated Financial Statements.
(4) Charges associated with the acquisition and integration of the Caprolactone Business. For more detail on the charges incurred see Note 4 within these Condensed Consolidated Financial Statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except share and per share data	2020	2019	2020	2019
Net income (loss)	$20.2	$56.8	$65.5	$79.5

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$0.49	$1.36	$1.58	$1.90
Diluted earnings (loss) per share	0.49	1.34	1.57	1.88

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	41,233	41,844	41,463	41,770
Weighted average additional shares assuming conversion of potential common shares	137	358	199	440
Shares - diluted basis	41,370	42,202	41,662	42,210

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Average number of potential common shares - antidilutive	288	135	286	91

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
Cautionary Statements About Forward-Looking Statements
        This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•adverse effects from the novel coronavirus ("COVID-19") pandemic;
•we are exposed to risks that the expected benefits from the Caprolactone Acquisition may not be realized or will not be realized in the expected time period, the risk that the acquired business will not be integrated successfully and the risk of significant transaction costs and unknown or understated liabilities;
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
•adverse conditions in the global automotive market or adoption of alternative and new technologies may adversely affect demand for our automotive carbon products;
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
•the occurrence of natural disasters, such as hurricanes, winter or tropical storms, earthquakes, tornadoes, floods, fires or other unanticipated problem such as labor difficulties (including work stoppages), equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;
•from time to time, we are called upon to protect our intellectual property rights and proprietary information though litigation and other means;
•if we are unable to protect our intellectual property and other proprietary information, we may lose significant competitive advantage;
•information technology security breaches and other disruptions;
•complications with the design or implementation of our new enterprise resource planning system;
•government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies, tariffs and the chemicals industry; and
•losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.
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
In order to strengthen our short term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. During the three months ended June 30, 2020 we paid back $155 million of this drawn down amount. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. Further, during the second quarter, we decreased production at some of our U.S. and China based manufacturing plants due to COVID-19 impacts to the projected customer demand and implemented a cost reduction initiative further described in Note 14.
As of March 31, 2020 and June 30, 2020, we evaluated, in accordance with ASC 350 - Goodwill and Other and ASC 360 - Property, Plant, and Equipment, whether the economic impacts of the COVID-19 pandemic constitute triggering events requiring impairment or recoverability analysis to be performed. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units and asset groups. Further, we assessed our current market capitalization, forecasts and the amount of excess fair value above book value as calculated in our 2019 impairment test. We determined that a triggering event has not occurred which would require an interim impairment test to be performed. However, a lack of sustained recovery or further deterioration in market conditions related to the general economy and the industries in which we operate, a sustained trend of weaker than anticipated financial performance, or further decline in our share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.
While the disruptions caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the virus's duration and severity. COVID-19 has impacted, and will continue to impact, our results of operations, financial position, and liquidity.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$270.6	$352.8	$558.8	$629.6
Cost of sales	186.7	218.4	360.3	398.1
Gross profit	83.9	134.4	198.5	231.5
Selling, general and administrative expenses	34.5	42.5	73.0	81.6
Research and technical expenses	5.4	5.0	11.6	10.1
Restructuring and other (income) charges, net	7.3	0.3	7.8	0.3
Acquisition-related costs	0.4	0.8	1.7	23.6
Other (income) expense, net	0.9	—	2.9	(3.7)
Interest expense, net	10.0	13.1	20.9	24.2
Income (loss) before income taxes	25.4	72.7	80.6	95.4
Provision (benefit) for income taxes	5.2	15.9	15.1	15.9
Net income (loss)	$20.2	$56.8	$65.5	$79.5

Net sales and Gross profit
The table below shows the 2020 Net sales and percentage variances from 2019:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2020	$270.6	(23)%	(1)%	—%	(22)%
Six months ended June 30, 2020	$558.8	(11)%	(1)%	1%	(11)%

Three Months Ended June 30, 2020 vs. 2019
Net sales decrease of $82.2 million in 2020 was primarily driven by unfavorable volume of $80.0 million due to the impacts of COVID-19, which was slightly offset by favorable pricing and product mix of $0.1 million. Both of our operating segments were impacted by the volume decline during the quarter. Additionally, unfavorable foreign currency exchange impacted Net sales by $2.3 million, primarily related to euro and Chinese renminbi denominated sales.
Gross profit declined by $50.5 million was driven by unfavorable sales volume of $44.3 million, increased manufacturing costs of $6.9 million due to reduced plant throughput, and unfavorable foreign currency exchange of $0.7 million. These negative impacts, mainly related to COVID-19, were slightly offset by favorable pricing and product mix of $1.4 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Six Months Ended June 30, 2020 vs. 2019
Net sales decrease of $70.8 million in 2020 was primarily driven by unfavorable volume declines of $71.9 million due to the impacts of COVID-19, which was slightly offset by favorable pricing and product mix of $4.5 million. Both of our operating segments were impacted by the volume. Offsetting a portion of these volume declines is $9.8 million of favorable volume from the Caprolactone Acquisition completed during the first quarter of 2019. Additionally, unfavorable foreign currency exchange impacted Net sales by $3.4 million, primarily related to euro and Chinese renminbi denominated sales. For additional information regarding the impact of the Caprolactone Acquisition for the six months ended June 30, 2020 and 2019, see Segment Operating Results - Performance Chemicals section included within this MD&A.
Gross profit declined by $33.0 million was driven by unfavorable sales volume of $40.8 million and increased manufacturing costs of $2.9 million due to reduced plant throughput, both related to COVID-19, as well as unfavorable foreign currency exchange of $1.2 million. Additionally, the prior year was negatively impacted by inventory step-up amortization related to the Caprolactone Acquisition of $8.4 million. These negative impacts were slightly offset by favorable pricing and product mix of $3.5 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Three Months Ended June 30, 2020 vs. 2019
Selling, general and administrative ("SG&A") decreased $8.0 million in 2020 compared to 2019. The decrease in SG&A is due to a one-time decrease in employee-related incentive costs of $2.6 million. Additionally, SG&A decreased due to reduced travel and other miscellaneous costs of $5.5 million, due to the COVID-19 pandemic, and decreased legal costs of $1.9 million. This positive impact was partially offset by an increase in amortization costs associated with intangible assets acquired from the Caprolactone Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information) and an increase in our credit allowance reserve which increased by a combined $2.0 million. SG&A expenses as a percentage of Net sales increased to 12.7 percent for the three months ended June 30, 2020 from 12.0 percent in 2019, driven by the decline in Net sales due to COVID-19.
Six Months Ended June 30, 2020 vs. 2019
Selling, general and administrative ("SG&A") decreased $8.6 million in 2020 compared to 2019. The decrease in SG&A is primarily due to a decrease in employee-related incentive costs of $6.8 million. Additionally, SG&A decreased due to reduced travel and other miscellaneous costs of $6.8 million, due to the COVID-19 pandemic. This positive impact was partially offset by an increase in amortization costs associated with intangible assets acquired from the Caprolactone Acquisition (see Note 4 within the Condensed Consolidated Financial Statements for more information), an increase in our credit allowance reserve, and increased legal costs which increased by a combined $5.0 million. SG&A expenses as a percentage of Net sales increased slightly to 13.1 percent for the six months ended June 30, 2020 from 13.0 percent in 2019, driven by the decline in Net sales due to COVID-19.
Research and technical expenses
Three Months Ended June 30, 2020 vs. 2019
        Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 2.0 percent from 1.4 percent for the three months ended June 30, 2020 and 2019, respectively.
Six Months Ended June 30, 2020 vs. 2019
        Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 2.1 percent from 1.6 percent for the six months ended June 30, 2020 and 2019, respectively.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2020 vs. 2019
Restructuring and other (income) charges, net were $7.3 million and $7.8 million for the three and six months ended June 30, 2020, and $0.3 million for both the three and six months ended June 30, 2019, respectively. See Note 14 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three and Six Months Ended June 30, 2020 vs. 2019
        Acquisition-related costs of $0.4 million and $1.7 million for the three and six months ended June 30, 2020, and $0.8 million and $23.6 million for the three and six months ended June 30, 2019, respectively, were incurred in connection with the Caprolactone Acquisition. See Note 4 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Six Months Ended June 30, 2020 vs. 2019

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Foreign currency exchange (income) loss	$(0.1)	$(0.3)	$0.6	$(2.6)
Royalty and sundry (income) loss	(0.1)	(0.1)	(0.2)	(0.2)
Impairment of equity investment (1)	0.1	—	1.4	—
Other (income) expense, net	1.0	0.4	1.1	(0.9)
Total Other (income) expense, net	$0.9	$—	$2.9	$(3.7)
_______________
(1) Represents an impairment charge recorded during the three and six months ended June 30, 2020 related to an equity investment within our Performance Materials segment.
Interest expense, net
Three and Six Months Ended June 30, 2020 vs. 2019

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Interest expense on finance lease obligations	$1.6	$1.6	3.1	3.1
Interest expense on revolving credit and term loan facilities(1)	6.3	10.3	14.0	17.5
Interest expense on senior notes(1)	3.4	3.6	6.9	7.1
Interest income associated with our Restricted investment	(0.5)	(0.5)	(1.0)	(1.0)
Capitalized interest	(0.1)	(0.4)	(0.4)	(0.8)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.5)	(0.6)	(1.3)	(0.6)
Other interest (income) expense, net	(0.2)	(0.9)	(0.4)	(1.1)
Total Interest expense, net	$10.0	$13.1	$20.9	$24.2
_______________
(1) See Note 11 within the Condensed Consolidated Financial Statements for more information.
(2) See Note 10 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three and Six Months Ended June 30, 2020 vs. 2019
For the three months ended June 30, 2020 and 2019, our effective tax rate was 20.5 percent and 21.9 percent, respectively. Excluding discrete items, the effective rate was 20.8 percent compared to 22.1 percent in the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, our effective tax rate was 18.7 percent and 16.7 percent, respectively. Excluding discrete items, the effective rate was 20.5 percent compared to 22.2 percent in the six months ended June 30, 2020 and 2019, respectively. An explanation of the change in the effective tax rate is presented in Note 15 to the Condensed Consolidated Financial Statements.
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
Performance Materials

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Automotive Technologies product line	$74.7	$113.9	$187.6	$213.6
Process Purification product line	9.7	9.2	17.9	18.6
Total Performance Materials - Net sales	$84.4	$123.1	$205.5	$232.2
Segment EBITDA	$23.3	$49.3	$84.5	$100.5
Comparison of Three and Six Months Ended June 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2020	$84.4	(31)%	—%	2%	(33)%
Six months ended June 30, 2020	$205.5	(11)%	—%	3%	(14)%

Three Months Ended June 30, 2020 vs. 2019
Segment net sales for the Performance Materials segment were $84.4 million and $123.1 million for the three months ended June 30, 2020 and 2019, respectively. The sales decrease in 2020 was primarily driven by $40.6 million in volume decline in automotive products related to the COVID-19 pandemic and unfavorable foreign currency exchange $1.0 million. These declines were slightly offset by favorable pricing and product mix of $2.9 million.
Segment EBITDA for the Performance Materials segment was $23.3 million and $49.3 million for the three months ended June 30, 2020 and 2019, respectively. Segment EBITDA decreased $26.0 million primarily due to unfavorable volume of $27.3 million and increased manufacturing costs of $5.9 million due to reduced plant throughput. These declines were partially offset by favorable pricing and product mix of $2.6 million and decreased SG&A and research and technical costs of $5.2 million, primarily due to lower legal costs and employee-related costs. Favorable foreign currency exchange, the impairment of an equity investment, and other miscellaneous expenses also negatively impacted Segment EBITDA by a net of $0.6 million.
Six Months Ended June 30, 2020 vs. 2019
Segment net sales for the Performance Materials segment were $205.5 million and $232.2 million for the six months ended June 30, 2020 and 2019, respectively. The sales decrease of $26.7 million in 2020 was primarily driven by $33.6 million in volume decline in automotive products related to the COVID-19 pandemic and unfavorable foreign currency exchange of $1.1 million. These declines were slightly offset by favorable pricing and product mix of $8.0 million.
Segment EBITDA for the Performance Materials segment was $84.5 million and $100.5 million for the six months ended June 30, 2020 and 2019, respectively. Segment EBITDA decreased $16.0 million primarily due to unfavorable volume of $23.5 million. This decline was partially offset by favorable pricing and product mix of $6.5 million, lower manufacturing costs of $0.4 million and decreased SG&A and research and technical costs of $3.7 million, primarily related to lower employee-related costs. Unfavorable foreign currency exchange, the impairment of an equity investment, and increased other miscellaneous expenses also impacted Segment EBITDA by $3.1 million.
Performance Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Oilfield Technologies product line	$14.2	$29.7	$44.4	$58.9
Pavement Technologies product line	63.9	64.6	84.6	83.1
Industrial Specialties product line	76.5	101.1	156.4	196.9
Engineered Polymers product line	31.6	34.3	67.9	58.5
Total Performance Chemicals - Net sales	$186.2	$229.7	$353.3	$397.4
Segment EBITDA	$43.9	$59.0	$74.9	$91.3
Comparison of Three and Six Months Ended June 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2020	$186.2	(19)%	(1)%	(1)%	(17)%
Six months ended June 30, 2020	$353.3	(11)%	—%	(1)%	(10)%

Caprolactone Business
The Caprolactone Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the three and six months ended June 30, 2020 includes the results of the acquisition as compared to the historical results of the three and six months ended June 30, 2019. For a pro forma comparative analysis of 2020 versus 2019 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Caprolactone Business."
Three Months Ended June 30, 2020 vs. 2019
Segment net sales for the Performance Chemicals segment were $186.2 million and $229.7 million for the three months ended June 30, 2020 and 2019, respectively. The sales decrease was driven mainly by unfavorable volume of $39.4 million, consisting of declines in industrial specialties ($21.2 million), oilfield technologies ($15.3 million), engineered polymers ($2.6 million), and pavement technologies ($0.3 million). Sales also decreased due to unfavorable pricing and product mix of $2.8 million, driven by declines in industrial specialties ($2.7 million) and oilfield technologies ($0.1 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $1.3 million.
Segment EBITDA for the Performance Chemicals segment was $43.9 million and $59.0 million for the three months ended June 30, 2020 and 2019, respectively. Segment EBITDA decreased by $15.1 million primarily due to a decline in volume of $17.0 million, unfavorable pricing and product mix of $1.2 million, and unfavorable foreign exchange and other miscellaneous costs of $0.5 million. These unfavorable operating results were partially offset by lower manufacturing costs of $0.5 million and lower SG&A costs of $3.1 million.
Six Months Ended June 30, 2020 vs. 2019
Segment net sales for the Performance Chemicals segment were $353.3 million and $397.4 million for the six months ended June 30, 2020 and 2019, respectively. The sales decrease of $44.1 million was driven mainly by unfavorable volume of $38.3 million, consisting of volume increases in engineered polymers ($9.8 million) and pavement technologies products ($0.5 million), and volume declines in industrial specialties ($34.3 million) and oilfield technologies ($14.3 million). Segment net sales were also impacted by unfavorable pricing and product mix of $3.5 million, driven by a decline in industrial specialties ($4.9 million) and oilfield technologies ($0.1 million), which was partially offset by favorable pricing and product mix in pavement technologies ($1.5 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $2.3 million.
Segment EBITDA for the Performance Chemicals segment was $74.9 million and $91.3 million for the six months ended June 30, 2020 and 2019, respectively. Segment EBITDA decreased by $16.4 million primarily due to a decline in volume of $17.3 million, unfavorable pricing and product mix of $3.0 million, and unfavorable foreign exchange and other miscellaneous costs of $3.8 million. These unfavorable operating results were partially offset by lower manufacturing costs of $0.7 million and lower SG&A costs of $7.0 million.
Performance Chemicals Pro Forma Financial Results with the Caprolactone Business
We believe that reviewing our operating results by combining actual and pro forma results for our Performance Chemicals segment is useful in identifying trends in, or reaching conclusions regarding, overall operating performance. Our pro forma segment information includes adjustments as if the acquisition had occurred on January 1, 2019. Our pro forma results are adjusted for the effects of acquisition accounting but do not include adjustments for costs related to integration activities, cost savings or synergies that have or might be achieved by the combined businesses. Pro forma amounts presented are not necessarily indicative of what our results would have been had we operated the Caprolactone Business since January 1, 2019, nor are the pro forma amounts necessarily indicative of future results.

Performance Chemicals Pro Forma Financial Results Comparison
	Six Months Ended June 30,
In millions	2020	2019 Pro Forma
Net sales
Performance Chemicals, as reported (1)	$353.3	$397.4
Caprolactone Business, pro forma (2)	—	17.7
Net Sales (3)	$353.3	$415.1

Segment EBITDA
Performance Chemicals, as reported (1)	$74.9	$91.3
Caprolactone Business, pro forma (2)	—	5.5
Segment EBITDA(3)	$74.9	$96.8
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

Performance Chemicals Net Sales Comparison

	Six Months Ended June 30,
In millions	2020	2019 Pro Forma
Oilfield Technologies product line	$44.4	$58.9
Pavement Technologies product line	84.6	83.1
Industrial Specialties product line	156.4	196.9
Engineered Polymers product line	67.9	76.2
Net Sales - Performance Chemicals	$353.3	$415.1

Comparison of Six Months Ended June 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Six months ended June 30, 2020	$353.3	(15)%	(1)%	(1)%	(13)%

Results Comparison - Six Months Ended June 30, 2020 vs. 2019
Segment Net Sales for the Performance Chemicals segment were $353.3 million and $415.1 million for the six months ended June 30, 2020 and 2019, respectively. The Net sales decrease was driven by unfavorable volume of $56.0 million, which consisted of unfavorable volumes in industrial specialties ($34.3 million), oilfield technologies ($14.3 million), and engineered polymers ($7.9 million), offset partially by a volume increase in pavement technologies ($0.5 million). Also contributing to the decline was unfavorable pricing and product mix of $3.5 million, driven by unfavorable pricing and product mix in industrial specialties ($4.9 million) and oilfield technologies ($0.1 million), partially offset by favorable pricing and product mix in pavement technologies ($1.5 million). Unfavorable foreign currency exchange also impacted Net sales by $2.3 million.
Segment EBITDA for the Performance Chemicals segment was $74.9 million and $96.8 million for the six months ended June 30, 2020 and 2019, respectively. Segment EBITDA decreased by $21.9 million primarily due to decreased volumes of $22.7 million, increased manufacturing, freight and warehousing costs of $1.6 million, unfavorable pricing and product mix of $3.0 million, which were partially offset by $8.7 million of lower SG&A costs. Unfavorable foreign currency exchange and other miscellaneous income also impacted Segment EBITDA by $3.3 million.
Use of Non-GAAP Financial Measure - Adjusted EBITDA
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance with GAAP and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net income (loss) (GAAP)	$20.2	$56.8	$65.5	$79.5
Interest expense, net	10.0	13.1	20.9	24.2
Provision (benefit) for income taxes	5.2	15.9	15.1	15.9
Depreciation and amortization - Performance Materials	7.3	5.8	14.5	11.6
Depreciation and amortization - Performance Chemicals	16.8	15.6	33.9	28.3
Restructuring and other (income) charges, net	7.3	0.3	7.8	0.3
Acquisition and other-related costs (1)	0.4	0.8	1.7	32.0
Adjusted EBITDA (Non-GAAP)	$67.2	$108.3	$159.4	$191.8
_______________
(1) These charges are associated with the acquisition and integration of the Caprolactone Business for both periods and also charges associated with the acquisition and integration of Georgia-Pacific's Pine Chemical business during the six months ended June 30, 2019. See below for more detail on the charges incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Legal and professional service fees	$0.4	$0.8	$1.7	$10.9
Loss on hedging purchase price	—	—	—	12.7
Acquisition-related costs	$0.4	$0.8	$1.7	$23.6
Inventory fair value step-up amortization (i)	—	—	—	8.4
Acquisition and other-related costs	$0.4	$0.8	$1.7	$32.0
_______________
(i) Included within "Cost of sales" on the condensed consolidated statements of operations.

Adjusted EBITDA
Three and Six Months Ended June 30, 2020 vs. 2019
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Company Outlook

In millions	FY2020 Guidance
Net sales	$1,100 - $1,200
Adjusted EBITDA	$310 - $350
Operating Cash Flow	$215 - $255
Capital Expenditures	~$85
Free Cash Flow*	$130 - $170
*Calculated as Operating Cash Flow less Capital Expenditures
While we continue to navigate through uncertainties due to COVID-19, we are reiterating our prior guidance of sales between $1.10 billion and $1.20 billion and Adjusted EBITDA between $310 million and $350 million. Additionally, we continue to expect capital expenditures of $85 million, and operating cash flow for the year of between $215 million and $255 million.
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

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. Projected 2020 cash flow provided by operations is expected to be $215 million to $255 million. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, expenditures related to our business transformation initiative, principal repayments, purchases pursuant to our stock repurchase program, income tax payments, incur additional spending associated with our Performance Materials' intellectual property litigation, and may incur additional acquisition-related cost payments. In addition, from time to time we may repurchase any of our outstanding 4.50 percent senior unsecured notes due in 2026 in open market or privately negotiated transactions or otherwise. We believe our sources of liquidity will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2020, our undrawn capacity under our revolving credit facility was $527.8 million, however if fully drawn, a portion of this capacity may need to be repaid by September 30, 2020 to comply with existing debt covenants. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $177.6 million at June 30, 2020, which includes the remaining $95 million outstanding of our $250 million draw down from our revolving credit facility during Q1 2020 to strengthen short term liquidity and to ensure financial flexibility in light of the uncertainty caused by the COVID-19 pandemic. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2020 included $62.9 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.

Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million, respectively. The share repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During March 2020, we suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At June 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program.

Capital Expenditures
Projected 2020 capital expenditures are $85 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2020.
Cash flow comparison of Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
In millions	2020	2019
Net cash provided by (used in) operating activities	$109.1	$71.5
Net cash provided by (used in) investing activities	(37.4)	(599.3)
Net cash provided by (used in) financing activities	45.9	504.8
Cash flows provided by (used in) operating activities
During the first six months of 2020, cash flow provided by operations increased primarily due to lower accounts receivable due sales being lower than expected because of COVID-19 and a decrease in the change in accrued payroll and employee benefits. Below provides a description of the changes to working capital during the first six months of 2020 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$177.6	$56.5
Accounts receivable, net	132.1	150.0
Inventories, net	223.5	212.5
Prepaid and other current assets	46.5	44.2
Total current assets	$579.7	$463.2
Current assets as of June 30, 2020, increased $116.5 million compared to December 31, 2019, primarily due to increases in cash and inventories. Cash and cash equivalents increased by $121.1 million, compared to the balance at December 31, 2019, mainly due to the drawdown of our revolving credit facility to strengthen our short term liquidity in response to the uncertainties caused by the COVID-19 pandemic. Inventories increased by $11.0 million mainly due to lower than expected sales in the quarter ended June 30, 2020. These increases were offset by a decrease of $17.9 million in Accounts receivable, net as of June 30, 2020, related to lower sales during the quarter ended June 30, 2020, compared to the quarter ended December 31, 2019. Additionally, Prepaid and other current assets increased by $2.3 million, primarily related to prepaid services and insurance.

In millions	June 30, 2020	December 31, 2019
Accounts payable	$78.7	$99.1
Accrued expenses	39.4	33.3
Accrued payroll and employee benefits	13.1	28.2
Current operating lease liabilities	16.5	17.1
Notes payable and current maturities of long-term debt	21.7	22.5
Income taxes payable	18.5	15.3
Total current liabilities	$187.9	$215.5
Current liabilities as of June 30, 2020, decreased by $27.6 million compared to December 31, 2019, primarily driven by a decrease in Accounts payable, Accrued payroll and employee benefits, Current operating lease liabilities, and Notes payable and current maturities of long-term debt, offset partially by increases in Accrued expenses and Income taxes payable.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the six months ended June 30, 2020 was $37.4 million and was primarily driven by capital expenditures. In the six months ended June 30, 2020 and 2019, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of Performance Materials activated carbon manufacturing facilities in Waynesboro, Georgia, Wickliffe, Kentucky, and Covington, Virginia as well as expansion at our Performance Chemicals Warrington, United Kingdom facility.

Capital expenditure categories	Six Months Ended June 30,
In millions	2020	2019
Maintenance	$22.2	$18.4
Safety, health and environment	6.1	4.9
Growth and cost improvement	6.2	34.4
Total capital expenditures	$34.5	$57.7
Cash flows provided by (used in) financing activities
Cash provided by financing activities in the six months ended June 30, 2020 was $45.9 million and was driven by net borrowings of $88.8 million under our revolving credit facility, offset by payments on long-term borrowings of $9.4 million, tax payments related to withholdings on restricted stock unit vestings of $3.0 million, and the repurchase of common stock of $32.4 million. Cash provided by financing activities in the six months ended June 30, 2019 was $504.8 million and was primarily driven by net borrowings of $257.5 million from our revolving credit facility and $375.0 million from the amendment to our term loan facility, offset by payments on long-term borrowings of $113.1 million, tax payments related to withholdings on restricted stock unit vestings of $14.3 million, and the repurchase of common stock of $3.3 million.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7 of our 2019 Annual Report. Except as described above, there have been no material changes to our contractual commitments during the six months ended June 30, 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 22 percent of our net sales in the first six months of 2020. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the six months ended June 30, 2020, would have changed our net sales and income before income taxes by approximately $1.7 million or less than one percent and $1.5 million or two percent, respectively.

Interest rate risk
Our revolving credit facility and term loan facility each include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of June 30, 2020 would increase our annual interest expense by approximately $10.3 million or 28 percent.

        We have entered into fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million to limit exposure to interest rate increases related to a portion of the Company's floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in July 2023. As a result, the Company's weighted average effective interest rate on the notional amount floating rate indebtedness will be 3.79% through May 2021. The fair value of this instrument at June 30, 2020 was an asset of $7.6 million.

Other market risks
        Information about our other remaining market risks for the period ended June 30, 2020 does not differ materially from that discussed under Item 7A of our 2019 Annual Report.

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

As of June 30, 2020, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b) Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic and its impact on the design and operating effectiveness of our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes in Ingevity’s risk factors as discussed in Part I, Item 1A of the 2019 Annual Report and Part II, Item 1A of Ingevity’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million, respectively. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During the three months ended June 30, 2020, no shares of our common stock were repurchased as we previously suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At June 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program.

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
Date: July 30, 2020