Form 10-Q
period 2020-09-30
Ingevity Corp
filed 2020-10-29
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The registrant had 41,279,494 shares of common stock, $0.01 par value, outstanding at October 27, 2020.

Ingevity Corporation

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2020	2019	2020	2019
Net sales	$331.7	$359.9	$890.5	$989.5
Cost of sales	192.1	220.4	552.4	618.5
Gross profit	139.6	139.5	338.1	371.0
Selling, general and administrative expenses	34.9	40.7	107.9	122.3
Research and technical expenses	5.2	4.9	16.8	15.0
Restructuring and other (income) charges, net	5.5	1.7	13.3	2.0
Acquisition-related costs	—	1.3	1.7	24.9
Other (income) expense, net	(3.0)	1.4	(0.1)	(2.3)
Interest expense, net	8.9	12.1	29.8	36.3
Income (loss) before income taxes	88.1	77.4	168.7	172.8
Provision (benefit) for income taxes	18.2	17.5	33.3	33.4
Net income (loss)	$69.9	$59.9	$135.4	$139.4

Per share data
Basic earnings (loss) per share	$1.69	$1.42	$3.27	$3.33
Diluted earnings (loss) per share	1.69	1.41	3.26	3.30

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net income (loss)	$69.9	$59.9	$135.4	$139.4
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	27.6	(22.9)	(14.2)	(29.0)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $(1.9), $1.6, $(0.8), and $1.5	(6.2)	5.3	(2.7)	5.1
Total foreign currency adjustments, net of tax provision (benefit) of $(1.9), $1.6, $(0.8), and $1.5	21.4	(17.6)	(16.9)	(23.9)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.2, $(0.2), $(1.4), and $(1.3)	0.7	(0.9)	(4.5)	(4.4)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.1, zero, $0.2, and $(0.1)	0.4	—	0.7	(0.5)
Total derivative instruments, net of tax provision (benefit) of $0.3, $(0.2), $(1.2), and $(1.4)	1.1	(0.9)	(3.8)	(4.9)
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for all periods	—	—	—	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	0.1	—	0.1	—
Total pension and other postretirement benefits, net of tax of zero for all periods	0.1	—	0.1	—
Other comprehensive income (loss), net of tax provision (benefit) of $(1.6), $1.4, $(2.0), and $0.1	22.6	(18.5)	(20.6)	(28.8)
Comprehensive income (loss)	$92.5	$41.4	$114.8	$110.6

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$198.2	$56.5
Accounts receivable, net of allowance for credit losses of $1.8 million - 2020 and $0.5 million - 2019	154.3	150.0
Inventories, net	204.0	212.5
Prepaid and other current assets	44.5	44.2
Current assets	601.0	463.2
Property, plant and equipment, net	685.3	664.7
Operating lease assets, net	52.1	53.4
Goodwill	427.8	436.4
Other intangibles, net	366.5	396.2
Deferred income taxes	6.2	5.0
Restricted investment, net of allowance for credit losses of $1.1 million - 2020	73.0	72.6
Other assets	46.3	50.2
Total Assets	$2,258.2	$2,141.7
Liabilities
Accounts payable	$84.8	$99.1
Accrued expenses	36.0	33.3
Accrued payroll and employee benefits	16.0	28.2
Current operating lease liabilities	16.6	17.1
Notes payable and current maturities of long-term debt	22.4	22.5
Income taxes payable	3.1	15.3
Current liabilities	178.9	215.5
Long-term debt including finance lease obligations	1,277.0	1,228.4
Noncurrent operating lease liabilities	37.5	36.7
Deferred income taxes	109.5	100.3
Other liabilities	38.3	30.0
Total Liabilities	1,641.2	1,610.9
Commitments and contingencies (Note 16)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2020 and 2019)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 42,895,386 - 2020 and 42,675,171 - 2019; outstanding: 41,277,888 - 2020 and 41,826,136 - 2019)	0.4	0.4
Additional paid-in capital	116.8	112.8
Retained earnings	632.0	497.2
Accumulated other comprehensive income (loss)	(25.6)	(5.0)
Treasury stock, common stock, at cost (1,617,498 shares - 2020; 849,035 shares - 2019)	(106.6)	(74.6)
Total Equity	617.0	530.8
Total Liabilities and Equity	$2,258.2	$2,141.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2020	2019
Cash provided by (used in) operating activities:
Net income (loss)	$135.4	$139.4
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	73.5	61.4
Non cash operating lease costs	13.6	15.1
Deferred income taxes	11.3	26.7
Restructuring and other (income) charges, net	1.7	—
Share-based compensation	4.3	11.0
Other non-cash items	13.2	9.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(5.6)	(34.5)
Inventories, net	9.0	0.4
Prepaid and other current assets	1.5	(2.8)
Current liabilities	(17.3)	(22.4)
Income taxes	(19.2)	(5.1)
Operating leases	(13.8)	(14.9)
Changes in other operating assets and liabilities, net	(8.5)	6.2
Net cash provided by (used in) operating activities	$199.1	$190.2
Cash provided by (used in) investing activities:
Capital expenditures	$(51.0)	$(79.8)
Payments for acquired businesses, net of cash acquired	—	(537.9)
Finance lease expenditures	(23.8)	—
Other investing activities, net	(3.6)	(4.7)
Net cash provided by (used in) investing activities	$(78.4)	$(622.4)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$346.1	$789.0
Proceeds from long-term borrowings	—	375.0
Payments on revolving credit facility	(307.3)	(596.0)
Payments on long-term borrowings	(14.1)	(117.8)
Debt issuance costs	—	(1.8)
Finance lease obligations, net	23.3	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(0.9)	2.2
Tax payments related to withholdings on vested equity awards	(3.0)	(14.3)
Proceeds and withholdings from share-based compensation plans, net	3.1	3.7
Repurchases of common stock under publicly announced plan	(32.4)	(6.4)
Net cash provided by (used in) financing activities	$14.8	$433.6
Increase (decrease) in cash, cash equivalents, and restricted cash	135.5	1.4
Effect of exchange rate changes on cash	0.3	(2.3)
Change in cash, cash equivalents, and restricted cash(1)	135.8	(0.9)
Cash, cash equivalents, and restricted cash at beginning of period	64.6	77.5
Cash, cash equivalents, and restricted cash at end of period(1)	$200.4	$76.6

(1)
Includes restricted cash of $2.2 million and $1.0 million and cash and cash equivalents of $198.2 million and $75.6 million at September 30, 2020 and 2019, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$37.7	$40.1
Cash paid for income taxes, net of refunds	41.4	12.6
Purchases of property, plant and equipment in accounts payable	1.9	8.3
Leased assets obtained in exchange for new finance lease liabilities	23.8	—
Leased assets obtained in exchange for new operating lease liabilities	24.5	3.2
The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
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
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During the three and nine months ended September 30, 2020 and subsequent to this date, there have been significant changes to the global economic situation and to public securities markets as a consequence of the novel strain of coronavirus ("COVID-19") pandemic. It is reasonably possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which we operate, the price of our publicly traded equity in comparison to the carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the condensed consolidated financial statements. While there was not a material impact to our condensed consolidated financial statements as of and for the three and nine ended September 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Certain prior year amounts have been reclassified to conform with the current year's presentation.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
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
In order to strengthen our short-term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. During the three and nine months ended September 30, 2020, we paid back $50 million and $205 million, respectively, of this drawn down amount. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. During the second quarter, we decreased production at some of our U.S. and China based manufacturing plants due to COVID-19 customer demand impacts and implemented a cost reduction initiative further described in Note 14. During the third quarter, we resumed normal production at all manufacturing plants as customer demand improved.
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

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
The following table displays changes in our allowance for credit losses as of September 30, 2020, including the transition impact of adopting the CECL standard.

(in millions)	Balance at December 31, 2019 (1)	Impact from Adoption of ASC 326	Balance at January 1, 2020	Current Period Provision	Balance at September 30, 2020 (2)
Allowance for credit losses	$0.5	0.6	1.1	1.8	$2.9
______________
(1)    The allowance for credit losses at December 31, 2019 of $0.5 million was included in "Accounts receivable, net" on the condensed consolidated balance sheets.
(2)    The allowance for credit losses at September 30, 2020 of $1.8 million and $1.1 million was included "Accounts receivable, net" and "Restricted investment" on the condensed consolidated balance sheets, respectively.

Our expected credit losses can vary from period to period based on several factors, such as changes in bond ratings, actual observed bond defaults, and overall economic environment. The primary factor that contributed to our provision for expected credit losses in the nine months ended September 30, 2020 was a pessimistic outlook of the macroeconomic environment due to the COVID-19 pandemic, and related effects on the financial performance of U.S.-based corporations. The increase in the allowance for credit losses of $1.8 million in the nine months ended September 30, 2020 is attributed to $0.5 million for Level 1 securities and $1.3 million for accounts receivable expected credit losses.
Recently Issued Accounting Pronouncements
    In August 2018, the FASB issued ASU 2018-14 "Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The new standard is effective for fiscal years beginning after December 15, 2020. Although we are still evaluating the impact of this new standard, we do not believe that the adoption will materially impact our condensed consolidated financial statements and related disclosures.
    In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU amends ASC 740 to add, remove, and clarify disclosure requirements related to income taxes. The new standard is effective for fiscal years beginning after December 15, 2020. Although we are still evaluating the impact of this new standard, we do not believe that the adoption of this new standard will materially impact our condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively until December 31, 2022. As of September 30, 2020, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our consolidated financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

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
The Caprolactone Acquisition has been integrated into our Performance Chemicals segment and represented as our engineered polymers product line. As a result, we are not able to separate operating performance of the Caprolactone Acquisition from our existing Performance Chemicals' operating results. The Caprolactone Acquisition contributed Net sales of $93.2 million and $90.9 million for the nine months ended September 30, 2020 and 2019, respectively, to our consolidated operating results.
    Purchase Price Allocation
    The following table summarizes the consideration paid for the Caprolactone Business, the assets acquired, and liabilities assumed, which was finalized in Q4 2019:

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Purchase Price Allocation
In millions	Weighted Average Amortization Period	Fair Value
Cash and cash equivalents		$0.7
Accounts receivable		15.7
Inventories (1)		21.7
Prepaid and other current assets		1.9
Property, plant and equipment		86.3
Operating lease assets, net		1.8
Intangible assets (2)
Customer relationships	17 years	159.0
Developed technology	12 years	64.8
Brands	17 years	67.0
Non-compete agreement	3 years	0.5
Goodwill		295.1
Other assets		1.3
Total fair value of assets acquired		$715.8
Accounts payable		13.6
Accrued expenses		2.3
Long-term debt		113.1
Operating lease liabilities		1.7
Deferred income taxes		45.7
Total fair value of liabilities assumed		$176.4
Less: Cash and restricted cash acquired (3)		(1.5)
Payments for acquired businesses, net of cash acquired		$537.9
______________
(1)    Fair value of finished goods inventories acquired included a step-up in the value of approximately $8.4 million, all of which was expensed in the three months ended March 31, 2019. The expense is included in "Cost of sales" on the condensed consolidated statement of operations. Inventories are accounted for on a first-in, first-out basis of accounting.
(2)    The aggregate amortization expense was $4.8 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and the aggregate amortization expense was $14.3 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated amortization expense is as follows: 2020 - $19.1 million, 2021 - $19.1 million, 2022 - $19.0 million, 2023 - $18.9 million, and 2024 - $18.9 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
(3)    Cash and cash equivalents and restricted cash were $0.7 million and $0.8 million, respectively, at closing. Restricted cash is included in "Prepaid and other current assets" in the above purchase price allocation.

Unaudited Pro Forma Financial Information
    The following unaudited pro forma results of operations assume that the Caprolactone Acquisition occurred at the beginning of the periods presented. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other-related costs for the nine months ended September 30, 2019 of $33.3 million.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

In millions, except per share data	Nine Months Ended September 30, 2019
Net sales	$1,007.2
Income (loss) before income taxes	205.7
Diluted earnings (loss) per share	$3.92

Acquisition and other-related costs
Costs incurred to complete and integrate the Caprolactone Acquisition into our Performance Chemicals segment are expensed as incurred on our condensed consolidated statement of operations. The following table summarizes such costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Legal and professional service fees	$—	$1.3	$1.7	$12.2
Loss on hedging purchase price	—	—	—	12.7
Acquisition-related costs	$—	$1.3	$1.7	$24.9
Inventory fair value step-up amortization (1)	—	—	—	8.4
Acquisition and other-related costs	$—	$1.3	$1.7	$33.3
______________
(1)    Included within "Cost of sales" on the condensed consolidated statement of operations.
Note 5: Revenues
    Ingevity's operating segments are (i) Performance Materials and (ii) Performance Chemicals. A description of both operating segments is included in Note 1.

Disaggregation of Revenue
    The following table presents our Net sales disaggregated by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Automotive Technologies product line	$136.9	$120.5	$324.5	$334.1
Process Purification product line	6.9	9.7	24.8	28.3
Performance Materials segment	$143.8	$130.2	$349.3	$362.4
Oilfield Technologies product line	14.0	27.6	58.4	86.5
Pavement Technologies product line	72.5	69.8	157.1	152.9
Industrial Specialties product line	76.1	99.9	232.5	296.8
Engineered Polymers product line(1)	25.3	32.4	93.2	90.9
Performance Chemicals segment	$187.9	$229.7	$541.2	$627.1
Net sales	$331.7	$359.9	$890.5	$989.5
______________
(1)    Engineered Polymers product line was acquired on February 13, 2019; see Note 4 for more information.

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
North America	$191.9	$224.9	$510.3	$623.8
Asia Pacific	89.9	76.8	240.4	193.7
Europe, Middle East and Africa	45.5	51.6	126.0	155.4
South America	4.4	6.6	13.8	16.6
Net sales	$331.7	$359.9	$890.5	$989.5

Contract Balances

    The following table provides information about contract assets and contract liabilities from contracts with customers. The contract assets primarily relate to our rights to consideration for products produced but not billed at the reporting date. The contract assets are recognized as accounts receivables when the rights become unconditional and the customer has been billed. Contract liabilities represent obligations to transfer goods to a customer for which we have received consideration from our customer. For all periods presented we had no contract liabilities.

	Contract Asset(1) September 30,
In millions	2020	2019
Beginning balance	$6.2	$5.1
Contract asset additions	13.5	11.8
Reclassification to accounts receivable, billed to customers	(12.9)	(10.0)
Ending balance	$6.8	$6.9
______________
(1)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
Note 6: Fair Value Measurements
Fair Value Measurements
    We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying value of our financial instruments: cash and cash equivalents, other receivables, other payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. See Note 10 for more information regarding our fair value measurements of our financial instruments and risk management activities.
Recurring Fair Value Measurements
    The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured at each reporting date (i.e. on a recurring basis). There were no transfers of assets and liabilities that were recorded at fair value between Level 1 and Level 2 during the periods reported.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2020
Assets:
Equity securities (4)	$0.1	$—	$—	$0.1
Deferred compensation plan investments (5)	2.3	—	—	2.3
Total assets	$2.4	$—	$—	$2.4
Liabilities:
Deferred compensation arrangement (5)	$10.4	$—	$—	$10.4
Contingent consideration (7)	—	—	1.1	1.1
Total liabilities	$10.4	$—	$1.1	$11.5
December 31, 2019
Assets:
Equity securities (4)	$0.4	$—	$—	$0.4
Deferred compensation plan investments (5)	1.4	—	—	1.4
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (5)	$10.0	$—	$—	$10.0
Separation-related reimbursement awards (6)	0.1	—	—	0.1
Total liabilities	$10.1	$—	$—	$10.1
______________
(1)    Quoted prices in active markets for identical assets.
(2)    Quoted prices for similar assets and liabilities in active markets.
(3)    Significant unobservable inputs.
(4)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
(5)    Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $9.0 million and $8.4 million at September 30, 2020 and December 31, 2019, respectively.
(6)    Included within "Accrued expenses" on the condensed consolidated balance sheets.
(7)    Included within "Other liabilities" on the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
The following table presents our fair value hierarchy for those assets measured at fair value on a non-recurring basis in the condensed consolidated balance sheets during the nine months ended September 30, 2020. There were no nonrecurring fair value measurements in the condensed consolidated balance sheets during the year ended December 31, 2019.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

In millions	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Period Ended September 30, 2020)
Assets:
Impairment of operating lease assets, net (1)	$—	$—	$—	$—	$(1.7)
Total assets	$—	$—	$—	$—	$(1.7)
______________
(1)    During the period ended September 30, 2020 we exited certain leased assets previously used in our daily operations. These leased assets have remaining lease obligations through 2023. This impairment charge was recorded adjust their fair value on our condensed consolidated balance sheet to zero.

Equity Securities
    The aggregate carrying value of investments in equity securities where fair value is not readily determinable totaled zero and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, and is included in "Other assets" on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2020, we recorded an impairment charge of zero and $1.5 million, respectively, to an equity security where fair value is not readily determinable held within our Performance Materials segment. The impairment charge represented the difference between liquidation value of the investment and our book value at the time our investment was liquidated.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, at maturity. The trust, presented as restricted investment on our condensed consolidated balance sheets, purchased long-term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within interest income on our condensed consolidated statement of operations.
At September 30, 2020, the book value of our restricted investment, which is accounted for as HTM and therefore held at amortized costs, was $73.0 million, net of an allowance for credit losses of $1.1 million and included cash of $1.9 million. The fair value at September 30, 2020 was $79.9 million, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	September 30, 2020
In millions	AA+	AA	A	A-	BBB+	Total
HTM debt securities	$13.5	10.7	24.2	13.4	10.4	$72.2

Debt Obligations
At September 30, 2020, the book value of finance lease obligations was $103.3 million and the fair value was $128.4 million. The fair value of our finance lease obligations is based quoted market prices for the obligations, using Level 2 inputs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $901.8 million as of September 30, 2020. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At September 30, 2020, the book value of our fixed rate debt was $300.0 million, and the fair value was $304.1 million, based on Level 2 inputs.
Contingent Consideration
In connection with the acquisition of certain assets in May 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to the expiration on December 31, 2024, therein referred to as "Revenue Earn-out."

The fair value of the five-year Revenue Earn-out consideration was $1.1 million at September 30, 2020. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general and administrative expense.

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

Contingent Consideration
In millions	September 30, 2020
Beginning balance	$—
Newly issued	1.1
Change in revaluation of contingent consideration included in earnings	—
Exercises/settlements	—
Ending balance (1)	$1.1
______________
(1)    Included within "Other liabilities" on the condensed consolidated balance sheets.

Note 7: Inventories, net

In millions	September 30, 2020	December 31, 2019
Raw materials	$46.5	$42.6
Production materials, stores and supplies	24.5	22.3
Finished and in-process goods	146.5	158.0
Subtotal	217.5	222.9
Less: adjustment of inventories to LIFO basis	(13.5)	(10.4)
Inventories, net	$204.0	$212.5

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Note 8: Property, Plant and Equipment, net

In millions	September 30, 2020	December 31, 2019
Machinery and equipment	$1,008.8	$964.3
Buildings and leasehold improvements	159.8	116.9
Land and land improvements	19.5	19.0
Construction in progress	83.8	119.1
Total cost	1,271.9	1,219.3
Less: accumulated depreciation	(586.6)	(554.6)
Property, plant and equipment, net (1)	$685.3	$664.7

Note 9: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2019	$432.1	$4.3	$436.4
Foreign currency translation	(8.6)	—	(8.6)
September 30, 2020	$423.5	$4.3	$427.8

There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2020.

Other Intangible Assets

	September 30, 2020			December 31, 2019
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Intangible assets subject to amortization
Customer contracts and relationships	$310.2	$67.3	$242.9	$314.5	$51.6	$262.9
Brands (1)	78.5	14.4	64.1	80.3	11.1	69.2
Developed technology	69.2	10.2	59.0	68.6	5.7	62.9
Other	2.7	2.2	0.5	2.7	1.5	1.2
Total Other intangibles, net	$460.6	$94.1	$366.5	$466.1	$69.9	$396.2
_______________
(1)    Represents trademarks, trade names and know-how.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

At September 30, 2020 and December 31, 2019, the intangible assets subject to amortization were allocated among our business segments as follows:

In millions	September 30, 2020	December 31, 2019
Performance Chemicals	$364.3	$396.2
Performance Materials	2.2	—
Total Other intangibles, net	$366.5	$396.2

    The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Cost of sales	$—	$0.2	$0.1	$0.5
Selling, general and administrative expenses	8.2	7.1	24.3	19.7
Total amortization expense(1)	$8.2	$7.3	$24.4	$20.2
_______________
(1)    See Note 4 for more information about the Caprolactone Acquisition, and the related increase in amortization expense.

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2020 - $32.5 million, 2021 - $31.6 million, 2022 - $31.4 million, 2023 - $31.3 million, and 2024 - $31.0 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.

Note 10: Financial Instruments and Risk Management

Net Investment Hedges
    We have fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed-rate debt at a rate of 1.35 percent. Any difference between the fixed interest rate between the U.S. dollar denominated debt to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $(0.4) million and $3.0 million at September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, we recognized net interest income associated with this financial instrument of $0.2 million and $1.5 million, respectively, and during both the three and nine months ended September 30, 2019, we recognized net interest income associated with this financial instrument of $0.9 million and $1.5 million, respectively.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Cash Flow Hedges
    Foreign Currency Exchange Risk Management
    We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to "Net sales" on the consolidated statement of operations when the forecasted transaction occurs. As of September 30, 2020, there were $4.0 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $(0.1) million and zero at September 30, 2020 and December 31, 2019, respectively.
    Commodity Price Risk Management
    Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of September 30, 2020, we had 1.2 million and 1.1 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively. Designated commodity cash flow hedge gains or losses recorded in Accumulated other comprehensive income ("AOCI") are recognized in "Cost of sales" on the condensed consolidated statements of operations when the inventory is sold. As of September 30, 2020, open commodity contracts hedge forecasted transactions until November 2021. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2020 and December 31, 2019 was an asset (liability) of $0.3 million and $(0.5) million, respectively.
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
    As of September 30, 2020, we have entered into interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a weighted average fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(9.6) million and $(3.9) million at September 30, 2020 and December 31, 2019, respectively.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended September 30,
	2020	2019	2020	2019
Cash flow hedging derivatives
Currency exchange contracts	$(0.3)	$—	$(0.2)	$—	Net sales
Natural gas contracts	0.4	(0.2)	(0.3)	—	Cost of sales
Interest rate swap contracts	0.8	(0.9)	—	—	Interest expense, net
Total	$0.9	$(1.1)	$(0.5)	$—

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
	2020	2019	2020	2019
Net investment hedging derivative
Currency exchange contracts(1)	$(8.1)	$6.9	$0.2	$0.9	Interest expense, net
Total	$(8.1)	$6.9	$0.2	$0.9

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Nine Months Ended September 30,
	2020	2019	2020	2019
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$—	$—	$—	Net sales
Natural gas contracts	(0.1)	(0.7)	(0.9)	0.6	Cost of sales
Interest rate swap contracts	(5.7)	(5.0)	—	—	Interest expense, net
Total	$(5.9)	$(5.7)	$(0.9)	$0.6

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment hedging derivative
Currency exchange contracts(1)	$(3.5)	$6.6	$1.5	$1.5	Interest expense, net
Total	$(3.5)	$6.6	$1.5	$1.5
__________
(1)    Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $0.1 million of net losses from AOCI to income, before taxes.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. See Note 6 financial instruments for more information on our fair value measurements. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements in the condensed consolidated balance sheets as of September 30, 2020 or December 31, 2019 relating to our derivatives.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2020
Assets:
Natural gas contracts (4)	—	0.3	—	0.3
Net investment hedge (5)	—	1.0	—	1.0
Total assets	$—	$1.3	$—	$1.3
Liabilities:
Currency exchange contracts(6)	—	0.1	—	0.1
Net investment hedge (7)	—	1.4	—	1.4
Interest rate swap contracts (7)	—	9.6	—	9.6
Total liabilities	$—	$11.1	$—	$11.1

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2019
Assets:
Net investment hedge (5)	$—	$3.0	$—	$3.0
Total assets	$—	$3.0	$—	$3.0
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Interest rate swap contracts (7)	—	3.9	—	3.9
Total liabilities	$—	$4.4	$—	$4.4
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Note 11: Debt including Finance Lease Obligations
    Current and long-term debt including finance lease obligations consisted of the following:

	September 30, 2020
In millions, except percentages	Interest rate	Maturity date	September 30, 2020	December 31, 2019
Revolving Credit Facility (1)	1.65%	2023	$170.0	$131.3
Term Loans	1.44%	2022-2023	726.6	740.6
Senior Notes	4.50%	2026	300.0	300.0
Finance lease obligations (2)	7.16%	2027-2035	103.3	80.0
Other	4.77%	2020-2021	5.2	5.9
Total debt including finance lease obligations			1,305.1	1,257.8
Less: debt issuance costs			5.7	6.9
Total debt, including finance lease obligations, net of debt issuance costs			1,299.4	1,250.9
Less: debt maturing within one year (3)			22.4	22.5
Long-term debt including finance lease obligations			$1,277.0	$1,228.4
______________
(1)    Letters of credit outstanding under the revolving credit facility were $2.4 million and undrawn capacity under the facility was $577.6 million at September 30, 2020.
(2)    Includes finance lease obligations of $80.0 million related assets at our Wickliffe, Kentucky facility and $23.3 million related to our corporate headquarters.
(2)    Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
2020 Senior Notes Issuance and Revolving Credit Facility Amendment
On October 28, 2020 we issued $550.0 million aggregate principal amount of 3.875 percent senior unsecured notes due 2028. Also on October 28, 2020, we entered into an Incremental Facility Agreement and Amendment no. 5 to modify our existing credit agreement. See Note 19 for more information on both of these actions.
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
The revolving credit facility and term loans contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the revolving credit facility and term loans could result in all loans and other obligations becoming immediately due and payable and the facilities being terminated. The revolving credit facility and term loans' financial covenants require Ingevity to maintain on a consolidated basis a maximum total leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual leverage for the four consecutive quarters ended September 30, 2020 was 3.3, and our actual interest coverage for the four consecutive quarters ended September 30, 2020 was 8.3. We were in compliance with all covenants at September 30, 2020.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Note 12: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2019	42,675	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$530.8
Net income (loss)	—	—	—	45.3	—	—	45.3
Other comprehensive income (loss)	—	—	—	—	(39.1)	—	(39.1)
Common stock issued	161	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.1)	(3.1)
Share repurchase program	—	—	—	—	—	(32.4)	(32.4)
Share-based compensation plans	—	—	0.8	—	—	0.4	1.2
Adoption of accounting standard	—	—	—	(0.6)	—	—	(0.6)
Balance at March 31, 2020	42,836	$0.4	$113.6	$541.9	$(44.1)	$(109.7)	$502.1
Net income (loss)	—	—	—	20.2	—	—	20.2
Other comprehensive income (loss)	—	—	—	—	(4.1)	—	(4.1)
Common stock issued	5	—	—	—	—	—	—
Exercise of stock options, net	50	—	1.4	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	0.1	0.1
Share-based compensation plans	—	—	1.3	—	—	1.9	3.2
Balance at June 30, 2020	42,891	$0.4	$116.3	$562.1	$(48.2)	$(107.7)	$522.9
Net income (loss)	—	—	—	69.9	—	—	69.9
Other comprehensive income (loss)	—	—	—	—	22.6	—	22.6
Common stock issued	3	—	—	—	—	—	—
Exercise of stock options, net	1	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.1)	(0.1)
Share-based compensation plans	—	—	0.5	—	—	1.2	1.7
Balance at September 30, 2020	42,895	$0.4	$116.8	$632.0	$(25.6)	$(106.6)	$617.0

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2018	42,332	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$338.7
Net income (loss)	—	—	—	22.7	—	—	22.7
Other comprehensive income (loss)	—	—	—	—	9.1	—	9.1
Common stock issued	276	—	—	—	—	—	—
Exercise of stock options, net	51	—	1.4	—	—	—	1.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	(14.3)
Share repurchase program	—	—	—	—	—	(3.3)	(3.3)
Share-based compensation plans	—	—	4.1	—	—	0.3	4.4
Balance at March 31, 2019	42,659	$0.4	$103.8	$336.2	$(8.6)	$(73.1)	$358.7
Net income (loss)	—	—	—	56.8	—	—	56.8
Other comprehensive income (loss)	—	—	—	—	(19.4)	—	(19.4)
Common stock issued	5	—	—	—	—	—	—
Exercise of stock options, net	6	—	0.2	—	—	—	0.2
Share-based compensation plans	—	—	3.5	—	—	0.9	4.4
Balance at June 30, 2019	42,670	$0.4	$107.5	$393.0	$(28.0)	$(72.2)	$400.7
Net income (loss)	—	—	—	59.9	—	—	59.9
Other comprehensive income (loss)	—	—	—	—	(18.5)	—	(18.5)
Exercise of stock options, net	2	—	0.1	—	—	—	0.1
Share repurchase program	—	—	—	—	—	(3.1)	(3.1)
Share-based compensation plans	—	—	3.8	—	—	0.4	4.2
Balance at September 30, 2019	42,672	$0.4	$111.4	$452.9	$(46.5)	$(74.9)	$443.3

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Accumulated other comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019

Foreign currency translation
Beginning balance	$(36.8)	$(22.7)	$1.5	$(16.4)
Gains (losses) on foreign currency translation	27.6	(22.9)	(14.2)	(29.0)
Less: tax provision (benefit)	—	—	—	—
Net gains (losses) on foreign currency translation	27.6	(22.9)	(14.2)	(29.0)
Gains (losses) on net investment hedges	(8.1)	6.9	(3.5)	6.6
Less: tax provision (benefit)	(1.9)	1.6	(0.8)	1.5
Net gains (losses) on net investment hedges	(6.2)	5.3	(2.7)	5.1
Other comprehensive income (loss), net of tax	21.4	(17.6)	(16.9)	(23.9)
Ending balance	$(15.4)	$(40.3)	$(15.4)	$(40.3)

Derivative Instruments
Beginning balance	$(8.4)	$(3.6)	$(3.5)	$0.4
Gains (losses) on derivative instruments	0.9	(1.1)	(5.9)	(5.7)
Less: tax provision (benefit)	0.2	(0.2)	(1.4)	(1.3)
Net gains (losses) on derivative instruments	0.7	(0.9)	(4.5)	(4.4)
(Gains) losses reclassified to net income	0.5	—	0.9	(0.6)
Less: tax (provision) benefit	0.1	—	0.2	(0.1)
Net (gains) losses reclassified to net income	0.4	—	0.7	(0.5)
Other comprehensive income (loss), net of tax	1.1	(0.9)	(3.8)	(4.9)
Ending balance	$(7.3)	$(4.5)	$(7.3)	$(4.5)

Pension and other postretirement benefits
Beginning balance	$(3.0)	$(1.7)	$(3.0)	$(1.7)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	—
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	—
Other comprehensive income (loss), net of tax	0.1	—	0.1	—
Ending balance	$(2.9)	$(1.7)	$(2.9)	$(1.7)

Total AOCI ending balance at September 30	$(25.6)	$(46.5)	$(25.6)	$(46.5)

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Derivative instruments
Currency exchange contracts (1)	$(0.2)	$—	$—	$—
Natural gas contracts (2)	(0.3)	—	(0.9)	0.6
Total before tax	(0.5)	—	(0.9)	0.6
(Provision) benefit for income taxes	0.1	—	0.2	(0.1)
Amount included in net income (loss)	$(0.4)	$—	$(0.7)	$0.5

Pension and other post retirement benefits
Amortization of prior service costs (2)	$(0.1)	$—	$(0.1)	$—
Amortization of unrecognized net actuarial and other gains (losses)(3)	—	—	—	—
Total before tax	(0.1)	—	(0.1)	—
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$(0.1)	$—	$(0.1)	$—
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
During the three months ended September 30, 2020, no shares of our common stock were repurchased as we previously suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At September 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the condensed consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from the related capital in excess of par value of common stock.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Note 13: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended September 30,
	Pensions		Other Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.2	$—	$—
Interest cost (2)	0.3	0.3	—	—
Expected return on plan assets (2)	(0.3)	(0.2)	—	—
Amortization of prior service cost (credit) (1)	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.5	$0.3	$—	$—

	Nine Months Ended September 30,
	Pensions		Other Benefits
In millions	2020	2019	2020	2019
Components of net periodic benefit cost (income):
Service cost (1)	$1.2	$0.9	$—	$—
Interest cost (2)	0.9	0.8	—	—
Expected return on plan assets (2)	(0.9)	(0.7)	—	—
Amortization of prior service cost (credit) (1)	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$1.3	$1.0	$—	$—
_______________
(1)    Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2)    Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.

Contributions
    We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the nine months ended September 30, 2020. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2020, and we currently have no plans to make any voluntary cash contributions in 2020.

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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

    Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Gain on sale of assets and businesses	$—	$—	$—	$(0.4)
Severance and other employee-related costs	0.3	1.7	6.3	1.7
Other	1.7	—	1.7	0.7
Restructuring charges	2.0	1.7	8.0	2.0

Business transformation costs	3.5	—	5.3	—
Other	—	—	—	—
Other (income) charges, net	3.5	—	5.3	—

Total restructuring and other (income) charges, net	$5.5	$1.7	$13.3	$2.0

Restructuring charges
2020 activities
During the second quarter of 2020, we implemented a cost reduction initiative to realign our cost structure in response to reduced demand for some of our products in response to the COVID-19 pandemic. As a result of this cost reduction initiative, we recorded $0.3 million and $6.3 million in severance and other employee-related costs in the three and nine months ended September 30, 2020, respectively. Additionally, during the three and nine months ended September 30, 2020, we recorded $1.7 million related to an impairment of an operating lease asset that is no longer in use.
2019 activities
During the third quarter of 2019, we initiated a reorganization as part of an effort to improve our Performance Chemicals' workflow and efficiency to best serve our customers' needs and reduce costs. As a result of this reorganization, we recorded $1.7 million in severance and other employee-related costs in the three and nine months ended September 30, 2019.
In April 2019, we sold assets from the Performance Chemicals derivatives operations in Palmeira, Brazil. These assets were part of a facility that was closed as a result of a restructuring event in 2016. As a result of this sale, we recorded $0.4 million as a gain on sale of assets, as well as $0.7 million related to other miscellaneous exit costs, in the nine months ended September 30, 2019.

Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2019(1)	Reserve(2)	Payments	Other	9/30/2020(1)
Restructuring Reserves	$0.4	6.3	(6.0)	—	$0.7
_______________
(1)    Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2)     Includes severance and other employee-related costs.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Other (income) charges, net

Business transformation initiative costs

In the first quarter of 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. We expect this business transformation initiative and related ERP implementation to be a complex, multi-year project. It requires the integration of the new ERP system with multiple new and existing information systems and business processes, in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three and nine months ended September 30, 2020, of $3.5 million and $5.3 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $60-70 million of total costs, which includes $13-16 million of non-capitalizable costs, $7-8 million of which we expect to be incurred in 2020.

Note 15: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	20.7%	22.6%	19.7%	19.3%
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

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2020			2019
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$88.1	$18.2	20.7%	$77.4	$17.5	22.6%
Discrete items:
Restructuring and other (income) charges, net(1)	2.0	0.3		1.7	0.4
Acquisition and other-related costs (2)	—	—		1.3	0.4
Other tax only discrete items	—	(0.2)		—	(0.1)
Total discrete items	2.0	0.1		3.0	0.7
Consolidated operations, before discrete items	$90.1	$18.3		$80.4	$18.2
Quarterly effect of changes in the EAETR			20.3%			22.6%

	Nine Months Ended September 30,
	2020			2019
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$168.7	$33.3	19.7%	$172.8	$33.4	19.3%
Discrete items:
Restructuring and other (income) charges, net(1)	8.0	1.7		2.0	0.4
Acquisition and other-related costs (2)	1.7	0.4		33.3	6.0
Other tax only discrete items	—	1.0		—	6.7
Total discrete items	9.7	3.1		35.3	13.1
Consolidated operations, before discrete items	$178.4	$36.4		$208.1	$46.5
EAETR (3)			20.4%			22.3%
_______________
(1)    See Note 14 for more information on our restructuring and other (income) charges, net.
(2)    See Note 4 for more information on our acquisition and other-related costs.
(3)    Decrease in EAETR for the nine months ended September 30, 2020, as compared to September 30, 2019, is due to a change in the mix of forecasted earnings in various tax jurisdictions with varying rates, reduction of the officer’s compensation limitation due to forfeited equity awards already disallowed for tax purposes, as well as an increased benefit due to the generation of additional state tax credits as a result of the new corporate headquarters.

At September 30, 2020 and December 31, 2019, we had deferred tax assets of $9.8 million and $13.0 million, respectively, resulting from certain historical net operating losses from our Brazilian operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2020, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

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

Note 17: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales
Performance Materials	$143.8	$130.2	$349.3	$362.4
Performance Chemicals	187.9	229.7	541.2	627.1
Total net sales (1)	$331.7	$359.9	$890.5	$989.5

Segment EBITDA (2)
Performance Materials	$80.4	$54.2	$164.9	$154.7
Performance Chemicals	47.2	59.8	122.1	151.1
Total segment EBITDA (2)	$127.6	$114.0	$287.0	$305.8
Interest expense, net	(8.9)	(12.1)	(29.8)	(36.3)
(Provision) benefit for income taxes	(18.2)	(17.5)	(33.3)	(33.4)
Depreciation and amortization - Performance Materials	(8.0)	(6.0)	(22.5)	(17.6)
Depreciation and amortization - Performance Chemicals	(17.1)	(15.5)	(51.0)	(43.8)
Restructuring and other income (charges), net (3)	(5.5)	(1.7)	(13.3)	(2.0)
Acquisition and other-related costs (4)	—	(1.3)	(1.7)	(33.3)
Net income (loss)	$69.9	$59.9	$135.4	$139.4
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
(3)    Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three and nine months ended September 30, 2020, charges of $2.6 million and $5.4 million relate to the Performance Materials segment, respectively, and charges of $2.9 million and $7.9 million relate to the Performance Chemicals segment. For the three and nine months ended September 30, 2019, all charges relate to the Performance Chemicals segment. For more detail on the charges incurred see Note 14 within these condensed consolidated financial statements.
(4)    Charges associated with the acquisition and integration of the Caprolactone Business. For more detail on the charges incurred see Note 4 within these condensed consolidated financial statements.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share data	2020	2019	2020	2019
Net income (loss)	$69.9	$59.9	$135.4	$139.4

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.69	$1.42	$3.27	$3.33
Diluted earnings (loss) per share	1.69	1.41	3.26	3.30

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	41,276	42,299	41,400	41,793
Weighted average additional shares assuming conversion of potential common shares	175	344	179	408
Shares - diluted basis	41,451	42,643	41,579	42,201

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Average number of potential common shares - antidilutive	173	118	205	103

Note 19: Subsequent Event

2020 Senior Notes
On October 28, 2020, we issued $550.0 million aggregate principal amount of 3.875 percent senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an indenture dated as of October 28, 2020 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting anticipated financing fees of $8 million were approximately $542 million. We intend to use the net proceeds from the sale of the Notes to repay our existing $375.0 million term loan facility due in August 2022, with the remainder being utilized to repay outstanding balances under our revolving credit facility.
Interest payments on the Notes are due semiannually in arrears on November 1st and May 1st of each year, beginning on May 1, 2021, at a rate of 3.875 percent per year. The Notes will mature on November 1, 2028.

Ingevity Corporation
Notes to the Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

Revolving Credit Facility
On October 28, 2020, we entered into Amendment no. 5 (the “Amendment no. 5") to our existing credit agreement, dated as of March 7, 2016 (“Credit Agreement”) (as amended, supplemented or otherwise modified prior to the date hereof, including pursuant to Amendment no. 4, dated as of March 7, 2019, Amendment no. 3, dated as of March 7, 2019, the Incremental Facility Agreement and Amendment no. 2, dated as of August 7, 2018, the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017, and the Credit Agreement). Among other things, Amendment no. 5 extends the maturity date with respect to our revolving credit facility from August 7, 2023 to October 28, 2025 and reduced the aggregate principal amount of revolving commitments thereunder from $750.0 million to $500.0 million.

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
Cautionary Statements About Forward-Looking Statements
    This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and September 30, 2020, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
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
Recent Developments
2020 Senior Notes
On October 28, 2020, we issued $550.0 million aggregate principal amount of 3.875 percent senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an indenture dated as of October 28, 2020 (the “Indenture”), by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The Notes were offered and sold only to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The

Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.
The net proceeds from the sale of the Notes, after deducting anticipated financing fees of $8 million were approximately $542 million. We intend to use the net proceeds from the sale of the Notes to repay our existing $375.0 million term loan facility due in August 2022, with the remainder being utilized to repay outstanding balances under our revolving credit facility.
Interest payments on the Notes are due semiannually in arrears on November 1st and May 1st of each year, beginning on May 1, 2021, at a rate of 3.875 percent per year. The Notes will mature on November 1, 2028.
Revolving Credit Facility
On October 28, 2020, we entered into Amendment no. 5 (the “Amendment no. 5") to our existing credit agreement, dated as of March 7, 2016 (“Credit Agreement”) (as amended, supplemented or otherwise modified prior to the date hereof, including pursuant to Amendment no. 4, dated as of March 7, 2019, Amendment no. 3, dated as of March 7, 2019, the Incremental Facility Agreement and Amendment no. 2, dated as of August 7, 2018, the Incremental Facility Agreement and Amendment No. 1, dated as of August 21, 2017, and the Credit Agreement). Among other things, Amendment no. 5 extends the maturity date with respect to our revolving credit facility from August 7, 2023 to October 28, 2025 and reduced the aggregate principal amount of revolving commitments thereunder from $750.0 million to $500.0 million.
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
In order to strengthen our short-term liquidity and to ensure financial flexibility, in March 2020, we drew down $250 million from our revolving credit facility as a precautionary measure and also suspended our share repurchase program. During the three and nine months ended September 30, 2020, we paid back $50 million and $205 million, respectively, of this drawn down amount. We also implemented work-from-home policies and protocols for the majority of our global salaried workforce, as well as social distancing practices to ensure the safety of our employees at our manufacturing facilities. During the second quarter, we decreased production at some of our U.S. and China based manufacturing plants due to COVID-19 customer demand impacts and implemented a cost reduction initiative further described in Note 14. During the third quarter, we resumed normal production at all manufacturing plants as customer demand improved.
While the disruptions caused by the pandemic are currently expected to be temporary, there is uncertainty regarding the virus's duration and severity. COVID-19 has impacted, and will continue to impact, our results of operations, financial position, and liquidity.

Employees
On September 1, 2020, John C. Fortson was named the Company’s President and chief executive officer, and joined the Company’s Board of Directors. He will continue to serve as the Company’s chief financial officer and treasurer on an interim basis until a permanent replacement is named.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$331.7	$359.9	$890.5	$989.5
Cost of sales	192.1	220.4	552.4	618.5
Gross profit	139.6	139.5	338.1	371.0
Selling, general and administrative expenses	34.9	40.7	107.9	122.3
Research and technical expenses	5.2	4.9	16.8	15.0
Restructuring and other (income) charges, net	5.5	1.7	13.3	2.0
Acquisition-related costs	—	1.3	1.7	24.9
Other (income) expense, net	(3.0)	1.4	(0.1)	(2.3)
Interest expense, net	8.9	12.1	29.8	36.3
Income (loss) before income taxes	88.1	77.4	168.7	172.8
Provision (benefit) for income taxes	18.2	17.5	33.3	33.4
Net income (loss)	$69.9	$59.9	$135.4	$139.4

Net sales and Gross profit
The table below shows the 2020 Net sales and percentage variances from 2019:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2020	$331.7	(8)%	—%	2%	(10)%
Nine months ended September 30, 2020	$890.5	(10)%	—%	1%	(11)%

Three Months Ended September 30, 2020 vs. 2019
Net sales decrease of $28.2 million in 2020 was primarily driven by unfavorable volume of $34.3 million due to the impacts of COVID-19, which was slightly offset by favorable pricing and product mix of $5.5 million. A volume decline in Performance Chemicals, was partially offset by an increase in Performance Materials. Additionally, favorable foreign currency exchange impacted Net sales by $0.6 million, primarily related to euro and Chinese renminbi denominated sales.

Gross profit increased by $0.1 million driven by favorable pricing and product mix of $10.5 million and decreased manufacturing costs of $0.6 million due to reduced spending, offset by unfavorable sales volume of $10.7 million, mainly related to COVID-19, and unfavorable foreign currency exchange of $0.3 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Nine Months Ended September 30, 2020 vs. 2019
Net sales decrease of $99.0 million in 2020 was primarily driven by unfavorable volume declines in both of our segments for a combined impact of $106.2 million due to the impacts of COVID-19, which was slightly offset by favorable pricing and product mix of $10.0 million. Additionally, favorable foreign currency exchange impacted Net sales by $2.8 million, primarily related to euro and Chinese renminbi denominated sales. For additional information regarding the impact of the Caprolactone Acquisition for the nine months ended September 30, 2020 and 2019, see Segment Operating Results - Performance Chemicals section included within this MD&A.
Gross profit decline of $32.9 million was driven by unfavorable sales volume of $51.5 million and increased manufacturing costs of $2.3 million due to reduced plant throughput, both related to COVID-19, as well as unfavorable foreign currency exchange of $1.5 million. Additionally, the prior year was negatively impacted by inventory step-up amortization related to the Caprolactone Acquisition of $8.4 million. These negative impacts were slightly offset by favorable pricing and product mix of $14.0 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Three Months Ended September 30, 2020 vs. 2019
Selling, general and administrative expenses ("SG&A") decreased $5.8 million in 2020 compared to 2019. The decrease in SG&A is due to a decrease in employee-related incentive costs of $2.6 million. Additionally, SG&A decreased due to reduced travel and other miscellaneous costs of $2.1 million, due to the COVID-19 pandemic, and decreased legal costs of $2.4 million. These positive impacts were partially offset by an increase in amortization costs associated with intangible assets acquired from the Caprolactone Acquisition (see Note 4 within the condensed consolidated financial statements for more information) and an increase in our credit allowance reserve which increased by a combined $1.3 million. SG&A expenses as a percentage of Net sales decreased to 10.5 percent for the three months ended September 30, 2020 from 11.3 percent in 2019, driven by lower spending due to COVID-19 and decreased employee-related costs.
Nine Months Ended September 30, 2020 vs. 2019
SG&A decreased $14.4 million in 2020 compared to 2019. The decrease in SG&A is primarily due to a decrease in employee-related incentive costs of $9.4 million. Additionally, SG&A decreased due to reduced travel and other miscellaneous costs of $8.9 million, due to the COVID-19 pandemic, and decreased legal costs of $2.3 million. This positive impact was partially offset by an increase in amortization costs associated with intangible assets acquired from the Caprolactone Acquisition (see Note 4 within the condensed consolidated financial statements for more information) and an increase in our credit allowance reserve which increased by a combined $6.2 million. SG&A expenses as a percentage of Net sales decreased slightly to 12.1 percent for the nine months ended September 30, 2020 from 12.4 percent in 2019, driven by the lower spending due to COVID-19 and decreased employee-related costs.
Research and technical expenses
Three Months Ended September 30, 2020 vs. 2019
    Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.6 percent from 1.4 percent for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 vs. 2019
    Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.9 percent from 1.5 percent for the nine months ended September 30, 2020 and 2019, respectively.
Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2020 vs. 2019
Restructuring and other (income) charges, net were $5.5 million and $13.3 million for the three and nine months ended September 30, 2020, and $1.7 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. See Note 14 within the condensed consolidated financial statements for more information.
Acquisition-related costs
Three and Nine Months Ended September 30, 2020 vs. 2019
    Acquisition-related costs of zero and $1.7 million for the three and nine months ended September 30, 2020, and $1.3 million and $24.9 million for the three and nine months ended September 30, 2019, respectively, were incurred in connection with the Caprolactone Acquisition. See Note 4 within the condensed consolidated financial statements for more information.
Other (income) expense, net
Three and Nine Months Ended September 30, 2020 vs. 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Foreign currency exchange (income) loss	$(3.0)	$1.6	$(2.4)	$(1.0)
Royalty and sundry (income) loss	(0.1)	(0.1)	(0.3)	(0.3)
Impairment of equity investment (1)	—	—	1.4	—
Other (income) expense, net	0.1	(0.1)	1.2	(1.0)
Total Other (income) expense, net	$(3.0)	$1.4	$(0.1)	$(2.3)
_______________
(1)    Represents an impairment charge recorded during the nine months ended September 30, 2020 related to an equity investment within our Performance Materials segment.

Interest expense, net
Three and Nine Months Ended September 30, 2020 vs. 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Interest expense on finance lease obligations	$1.9	$1.5	4.9	4.6
Interest expense on revolving credit and term loan facilities(1)	4.5	9.5	18.3	27.0
Interest expense on senior notes(1)	3.5	3.8	10.7	10.9
Interest income associated with our Restricted investment	(0.5)	(0.5)	(1.5)	(1.5)
Capitalized interest	(0.2)	(0.5)	(0.6)	(1.3)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.2)	(0.9)	(1.5)	(1.5)
Other interest (income) expense, net	(0.1)	(0.8)	(0.5)	(1.9)
Total Interest expense, net	$8.9	$12.1	$29.8	$36.3
_______________
(1)    See Note 11 within the condensed consolidated financial statements for more information.
(2)    See Note 10 within the condensed consolidated financial statements for more information.

Provision (benefit) for income taxes
Three and Nine Months Ended September 30, 2020 vs. 2019
For the three months ended September 30, 2020 and 2019, our effective tax rate was 20.7 percent and 22.6 percent, respectively. Excluding discrete items, the effective rate was 20.3 percent compared to 22.6 percent in the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, our effective tax rate was 19.7 percent and 19.3 percent, respectively. Excluding discrete items, the effective rate was 20.4 percent compared to 22.3 percent in the nine months ended September 30, 2020 and 2019, respectively. An explanation of the change in the effective tax rate is presented in Note 15 to the condensed consolidated financial statements.
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

Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Automotive Technologies product line	$136.9	$120.5	$324.5	$334.1
Process Purification product line	6.9	9.7	24.8	28.3
Total Performance Materials - Net sales	$143.8	$130.2	$349.3	$362.4
Segment EBITDA	$80.4	$54.2	$164.9	$154.7
Comparison of Three and Nine Months Ended September 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2020	$143.8	10%	—%	3%	7%
Nine months ended September 30, 2020	$349.3	(4)%	—%	3%	(7)%

Three Months Ended September 30, 2020 vs. 2019
Segment net sales for the Performance Materials segment were $143.8 million and $130.2 million for the three months ended September 30, 2020 and 2019, respectively. The sales increase in 2020 was primarily driven by $9.3 million in volume growth in automotive products, as well as favorable pricing and product mix of $3.6 million and foreign currency exchange $0.7 million.
Segment EBITDA for the Performance Materials segment was $80.4 million and $54.2 million for the three months ended September 30, 2020 and 2019, respectively. Segment EBITDA increased $26.2 million primarily due to favorable volume of $6.5 million, decreased manufacturing costs of $3.9 million, favorable pricing and product mix of $8.6 million and decreased SG&A and research and technical expenses of $3.0 million, primarily due to lower legal costs and employee-related costs. Favorable foreign currency exchange and other miscellaneous income also contributed to the increase in Segment EBITDA by $4.2 million.
Nine Months Ended September 30, 2020 vs. 2019
Segment net sales for the Performance Materials segment were $349.3 million and $362.4 million for the nine months ended September 30, 2020 and 2019, respectively. The sales decrease of $13.1 million in 2020 was primarily driven by $24.3 million in volume decline in automotive products related to the COVID-19 pandemic and unfavorable foreign currency exchange of $0.4 million. These declines were partially offset by favorable pricing and product mix of $11.6 million.
Segment EBITDA for the Performance Materials segment was $164.9 million and $154.7 million for the nine months ended September 30, 2020 and 2019, respectively. Segment EBITDA increased $10.2 million primarily due to favorable pricing and product mix of $15.1 million, lower manufacturing costs of $4.3 million and decreased SG&A and research and technical expenses of $6.7 million, primarily related to lower employee-related costs. These increases were partially offset by unfavorable volume of $17.0 million. Favorable foreign currency exchange, the impairment of an equity investment, and increased other miscellaneous expenses also impacted Segment EBITDA by a net of $1.1 million.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Oilfield Technologies product line	$14.0	$27.6	$58.4	$86.5
Pavement Technologies product line	72.5	69.8	157.1	152.9
Industrial Specialties product line	76.1	99.9	232.5	296.8
Engineered Polymers product line	25.3	32.4	93.2	90.9
Total Performance Chemicals - Net sales	$187.9	$229.7	$541.2	$627.1
Segment EBITDA	$47.2	$59.8	$122.1	$151.1
Comparison of Three and Nine Months Ended September 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended September 30, 2020	$187.9	(18)%	—%	1%	(19)%
Nine months ended September 30, 2020	$541.2	(14)%	(1)%	—%	(13)%

Caprolactone Business
The Caprolactone Business has been integrated into our Performance Chemicals segment and has been included within our results of operations since it was acquired on February 13, 2019. The information presented below for the nine months ended September 30, 2020 includes the full results of the acquisition as compared to the historical results of the nine months ended September 30, 2019. For a pro forma comparative analysis of 2020 versus 2019 results, refer to the section below titled "Performance Chemicals Pro Forma Financial Results with the Caprolactone Business."
Three Months Ended September 30, 2020 vs. 2019
Segment net sales for the Performance Chemicals segment were $187.9 million and $229.7 million for the three months ended September 30, 2020 and 2019, respectively. The sales decrease was driven mainly by unfavorable volume of $43.6 million, consisting of declines in industrial specialties ($24.1 million), oilfield technologies ($14.0 million), and engineered polymers ($7.1 million), offset slightly by an increase in pavement technologies ($1.6 million). This decline in volume was partially offset by favorable pricing and product mix of $1.9 million, driven by increases in pavement technologies ($1.2 million), industrial specialties ($0.3 million) and oilfield technologies ($0.4 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $0.1 million.
Segment EBITDA for the Performance Chemicals segment was $47.2 million and $59.8 million for the three months ended September 30, 2020 and 2019, respectively. Segment EBITDA decreased by $12.6 million primarily due to a decline in volume of $17.2 million, higher manufacturing costs of $1.7 million due to reduced plant throughput, and unfavorable foreign currency exchange and increased other miscellaneous costs of $0.4 million. These unfavorable operating results were partially offset by favorable pricing and product mix of $1.9 million and lower SG&A expenses of $4.8 million.
Nine Months Ended September 30, 2020 vs. 2019
Segment net sales for the Performance Chemicals segment were $541.2 million and $627.1 million for the nine months ended September 30, 2020 and 2019, respectively. The sales decrease of $85.9 million was driven mainly by unfavorable volume of $81.9 million, consisting of volume increases in engineered polymers ($2.7 million) and pavement technologies products ($2.1 million), and volume declines in industrial specialties ($58.4 million) and oilfield technologies

($28.3 million). Segment net sales were also impacted by unfavorable pricing and product mix of $1.6 million, driven by a decline in industrial specialties ($4.6 million), which was partially offset by favorable pricing and product mix in oilfield technologies ($0.3 million) and pavement technologies ($2.7 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $2.4 million.
Segment EBITDA for the Performance Chemicals segment was $122.1 million and $151.1 million for the nine months ended September 30, 2020 and 2019, respectively. Segment EBITDA decreased by $29.0 million primarily due to a decline in volume of $34.5 million, unfavorable pricing and product mix of $1.1 million, higher manufacturing costs of $1.0 million due to reduced plant throughput, and unfavorable foreign currency exchange and increased other miscellaneous costs of $4.2 million. These unfavorable operating results were partially offset by lower SG&A expenses of $11.8 million.
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

Performance Chemicals Pro Forma Financial Results Comparison
	Nine Months Ended September 30,
In millions	2020	2019 Pro Forma
Net sales
Performance Chemicals, as reported (1)	$541.2	$627.1
Caprolactone Business, pro forma (2)	—	17.7
Net Sales (3)	$541.2	$644.8

Segment EBITDA
Performance Chemicals, as reported (1)	$122.1	$151.1
Caprolactone Business, pro forma (2)	—	5.5
Segment EBITDA(3)	$122.1	$156.6
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

Performance Chemicals Pro Forma Net Sales Comparison

	Nine Months Ended September 30,
In millions	2020	2019 Pro Forma
Oilfield Technologies product line	$58.4	$86.5
Pavement Technologies product line	157.1	152.9
Industrial Specialties product line	232.5	296.8
Engineered Polymers product line	93.2	108.6
Net Sales - Performance Chemicals	$541.2	$644.8

Pro Forma Comparison of Nine Months Ended September 30, 2020 vs. 2019

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Nine months ended September 30, 2020	$541.2	(16)%	—%	—%	(16)%

Pro Forma Results Comparison - Nine Months Ended September 30, 2020 vs. 2019
Segment Net Sales for the Performance Chemicals segment were $541.2 million and $644.8 million for the nine months ended September 30, 2020 and 2019, respectively. The Net sales decrease was driven mainly by unfavorable volume of $99.6 million, which consisted of unfavorable volumes in industrial specialties ($58.4 million), oilfield technologies ($28.3 million), and engineered polymers ($15.0 million), offset partially by a volume increase in pavement technologies ($2.1 million). Also contributing to the decline was unfavorable pricing and product mix of $1.6 million, driven by unfavorable pricing and product mix in industrial specialties ($4.6 million), offset partially by favorable pricing and product mix in oilfield technologies ($0.3 million) and pavement technologies ($2.7 million). Unfavorable foreign currency exchange also impacted Net sales by $2.4 million.
Segment EBITDA for the Performance Chemicals segment was $122.1 million and $156.6 million for the nine months ended September 30, 2020 and 2019, respectively. Segment EBITDA decreased by $34.5 million primarily due to decreased volumes of $39.9 million, increased manufacturing cost stemming from reduced plant throughput of $3.3 million, unfavorable pricing and product mix of $1.1 million, which were partially offset by $13.5 million of lower SG&A expenses. Unfavorable foreign currency exchange and other miscellaneous income also impacted Segment EBITDA by a net of $3.7 million.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net income (loss) (GAAP)	$69.9	$59.9	$135.4	$139.4
Interest expense, net	8.9	12.1	29.8	36.3
Provision (benefit) for income taxes	18.2	17.5	33.3	33.4
Depreciation and amortization - Performance Materials	8.0	6.0	22.5	17.6
Depreciation and amortization - Performance Chemicals	17.1	15.5	51.0	43.8
Restructuring and other (income) charges, net	5.5	1.7	13.3	2.0
Acquisition and other-related costs (1)	—	1.3	1.7	33.3
Adjusted EBITDA (Non-GAAP)	$127.6	$114.0	$287.0	$305.8
_______________
(1)    These charges are associated with the acquisition and integration of the Caprolactone Business for both periods and also charges associated with the acquisition and integration of Georgia-Pacific's Pine Chemical business during the nine months ended September 30, 2019. See below for more detail on the charges incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Legal and professional service fees	$—	$1.3	$1.7	$12.2
Loss on hedging purchase price	—	—	—	12.7
Acquisition-related costs	$—	$1.3	$1.7	$24.9
Inventory fair value step-up amortization (i)	—	—	—	8.4
Acquisition and other-related costs	$—	$1.3	$1.7	$33.3
_______________
(i)    Included within "Cost of sales" on the condensed consolidated statements of operations.

Adjusted EBITDA
Three and Nine Months Ended September 30, 2020 vs. 2019
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Company Outlook

In millions	FY2020 Guidance
Net sales	$1,150 - $1,200
Adjusted EBITDA	$355 - $365
Operating Cash Flow	~$260
Capital Expenditures	~$85
Free Cash Flow*	~$175
*Calculated as Operating Cash Flow less Capital Expenditures
While we continue to navigate through uncertainties due to COVID-19, we are increasing and narrowing our prior guidance of sales between $1.15 billion and $1.20 billion and Adjusted EBITDA between $355 million and $365 million.

Additionally, we continue to expect capital expenditures of $85 million, and operating cash flow for the year of approximately $260 million.
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

Liquidity and Capital Resources
The primary source of liquidity for Ingevity’s business is the cash flow provided by operations. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, expenditures related to our business transformation initiative, principal repayments, purchases pursuant to our stock repurchase program, income tax payments, incur additional spending associated with our Performance Materials' intellectual property litigation, and may incur additional acquisition-related cost payments. In addition, from time to time we may repurchase any of our outstanding 4.50 percent senior unsecured notes due in 2026 in open market or privately negotiated transactions or otherwise. We believe our sources of liquidity will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2020, our undrawn capacity under our revolving credit facility was $577.6 million. Refer to the section entitled "Recent Developments" within this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding our 2020 Senior Notes issuance and amendments to our revolving credit facility both of which occurred subsequent to September 30, 2020. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $198.2 million at September 30, 2020, which includes the remaining $45 million outstanding of our $250 million draw down from our revolving credit facility during Q1 2020 to strengthen short term liquidity and to ensure financial flexibility in light of the uncertainty caused by the COVID-19 pandemic. Management continuously monitors deposit concentrations and the credit quality of the financial institutions that hold Ingevity's cash and cash equivalents, as well as the credit quality of its insurance providers, customers and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2020 included $77.5 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.

Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million, respectively. The share repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During March 2020, we suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At September 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2020 capital expenditures are $85 million. We have no material commitments associated with these projected capital expenditures as of September 30, 2020.
Cash flow comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
In millions	2020	2019
Net cash provided by (used in) operating activities	$199.1	$190.2
Net cash provided by (used in) investing activities	(78.4)	(622.4)
Net cash provided by (used in) financing activities	14.8	433.6
Cash flows provided by (used in) operating activities
During the first nine months of 2020, cash flow provided by operations increased primarily due to increased earnings and improved collection of accounts receivable. Below provides a description of the changes to working capital during the first nine months of 2020 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$198.2	$56.5
Accounts receivable, net	154.3	150.0
Inventories, net	204.0	212.5
Prepaid and other current assets	44.5	44.2
Total current assets	$601.0	$463.2
Current assets as of September 30, 2020, increased $137.8 million compared to December 31, 2019, primarily due to increases in cash. Cash and cash equivalents increased by $141.7 million, compared to the balance at December 31, 2019, mainly due to the drawdown of our revolving credit facility to strengthen our short term liquidity in response to the uncertainties caused by the COVID-19 pandemic. Accounts receivable, net as of September 30, 2020, increased $4.3 million due to increased sales during the quarter ended September 30, 2020, compared to the quarter ended December 31, 2019. These increases were offset by a decrease of $8.5 million in inventories, net due to increased sales in the quarter ended September 30, 2020. Additionally, prepaid and other current assets decreased $0.3 million.

In millions	September 30, 2020	December 31, 2019
Accounts payable	$84.8	$99.1
Accrued expenses	36.0	33.3
Accrued payroll and employee benefits	16.0	28.2
Current operating lease liabilities	16.6	17.1
Notes payable and current maturities of long-term debt	22.4	22.5
Income taxes payable	3.1	15.3
Total current liabilities	$178.9	$215.5
Current liabilities as of September 30, 2020, decreased by $36.6 million compared to December 31, 2019, primarily driven by a decrease in Accounts payable, Accrued payroll and employee benefits, Current operating lease liabilities, Notes payable and current maturities of long-term debt, and Income taxes payable. This decrease was offset partially by an increase in Accrued expenses.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the nine months ended September 30, 2020 was $78.4 million and was primarily driven by capital expenditures. In the nine months ended September 30, 2020 and 2019, capital spending included the base maintenance capital supporting ongoing operations and growth spending primarily related to the construction of Performance Materials activated carbon manufacturing facilities in Waynesboro, Georgia, Wickliffe, Kentucky, and Covington, Virginia as well as expansion at our Performance Chemicals Warrington, United Kingdom facility.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2020	2019
Maintenance	$31.8	$27.5
Safety, health and environment	9.3	7.6
Growth and cost improvement	9.9	44.7
Total capital expenditures	$51.0	$79.8
Cash flows provided by (used in) financing activities
Cash provided by financing activities in the nine months ended September 30, 2020 was $14.8 million and was driven by net borrowings of $38.8 million under our revolving credit facility, offset by payments on long-term borrowings of $14.1 million, tax payments related to withholdings on restricted stock unit vestings of $3.0 million, and the repurchase of common stock of $32.4 million. Cash provided by financing activities in the nine months ended September 30, 2019 was $433.6 million and was primarily driven by net borrowings of $193.0 million from our revolving credit facility and $375.0 million from the amendment to our term loan facility, offset by payments on long-term borrowings of $117.8 million, tax payments related to withholdings on restricted stock unit vestings of $14.3 million, and the repurchase of common stock of $6.4 million.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
Information related to our contractual commitments at December 31, 2019 can be found in a table included within Part II, Item 7 of our 2019 Annual Report. Except as described above, there have been no material changes to our contractual commitments during the nine months ended September 30, 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 22 percent of our net sales in the first nine months of 2020. Ingevity's significant operations outside the U.S. have designated the local currency as their functional currency. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. Foreign exchange forward contracts are used to hedge firm and highly anticipated foreign currency cash flows. The U.S. dollar versus the euro is our most significant foreign currency exposure. A hypothetical 10 percent change in the average euro to U.S. dollar exchange rate during the nine months ended September 30, 2020, would have changed our net sales and income before income taxes by approximately $2.8 million or less than one percent and $2.4 million or one percent, respectively.

Interest rate risk
Our revolving credit facility and term loan facility each include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2020 would increase our annual interest expense by approximately $9.0 million or 27 percent.

    We have entered into fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million to limit exposure to interest rate increases related to a portion of the Company's floating rate indebtedness. This swap agreement hedges a portion of contractual floating rate interest through its expiration in July 2023. As a result, the Company's weighted average effective interest rate on the notional amount floating rate indebtedness will be 3.79% through May 2021. The fair value of this instrument at September 30, 2020 was an asset (liability) of $(0.4) million.

Other market risks
    Information about our other remaining market risks for the period ended September 30, 2020 does not differ materially from that discussed under Item 7A of our 2019 Annual Report.

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

As of September 30, 2020, Ingevity's Chief Executive Officer, who currently also serves as Ingevity’s Chief Financial Officer ("CEO and CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic and its impact on the design and operating effectiveness of our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS
We updated certain of our previously disclosed risk factors in the offering materials for the senior notes offering discussed under Recent Developments—2020 Senior Notes Issuance and Revolving Credit Facility Amendment in MD&A. Other than these updated risk factors, which are provided below, there have been no material changes in our risk factors as discussed in Part I, Item 1A of the 2019 Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
•political and economic instability;
•unforeseen public health crises, such as pandemic and epidemic diseases (including the recent coronavirus disease 2019 (COVID-19) (the “Coronavirus”));
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

Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, the global economic downturn in 2008/2009 led to a drastic reduction in vehicle sales and an even greater reduction in vehicle production as OEMs right-sized their inventories to meet the lower sales volumes. Regional disruptions due to localized natural disasters or multi-month strikes at suppliers or OEMs can also significantly impact vehicle production and therefore demand for our automotive carbon. Additionally, if the Coronavirus pandemic continues, it could negatively impact demand for automotive sales, which would adversely impact sales of our carbon products, as was the case in the second quarter of 2020. The extent to which the Coronavirus pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of the Coronavirus, actions to contain the Coronavirus or treat its impact, among others.

The Company’s oilfield technologies business is significantly affected by trends in oil and natural gas prices that affect the level of exploration, development and production activity.

Demand for our oilfield technologies services and products is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile. Crude oil prices have declined significantly since 2014, with West Texas Intermediate oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $27 per barrel in February 2016, a level which had not been experienced since 2003. In 2020, pricing has moved from $58 per barrel in January to a low of $16 per barrel in April to $41 per barrel in September. Unless potential hostilities between the U.S. and Iran escalate, pricing is not currently forecasted to change significantly from these levels during 2020. While these pricing levels are significantly above the February 2016 levels, they remain off their highs seen in the last decade.

Any prolonged low pricing environment for oil and natural gas is likely to result in reduced demand for our oilfield technology products, which may have a material adverse effect on our results of operations.

Disruptions at any of our manufacturing facilities or within our supply chain could negatively impact our production, financial condition and results of operations.

An operational disruption in any of our facilities could negatively impact production and our financial results. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire, as well as risk that may result from climate change, could cause operational disruptions. Additionally, other unanticipated problems such as labor difficulties, health epidemics (including the recent Coronavirus pandemic), equipment failure, capacity expansion difficulties or unscheduled maintenance could also cause operational disruptions of varied duration. These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees dependent upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of materials or energy. In certain cases, we have some products that are only made at one facility. For example, in the case of our Waynesboro, Georgia facility, while we have some redundancies within the facility, we only have one facility that makes our extruded honeycomb products. In the case of our Warrington, UK facility, while we have some redundancies within the facility, we only have one facility that makes our caprolactone products. As other examples, in our Charleston SC facility, we source black liquor from an adjacent paper mill to isolate and subsequently modify lignin to serve our agriculture customers while we make the vast majority of our ink resin products in our DeRidder, Louisiana facility. While we have redundancies within these facilities, we have limited ability to make these products at other facilities. Finally, the Coronavirus pandemic is causing travel disruptions, quarantines and/or closures, which could result in disruptions to our manufacturing and production operations at our facilities, as well as those of our suppliers and customers. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

We could be similarly adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. Significant delays or increased costs affecting these transportation methods could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to short term or longer rises in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations. For example, Solvay is our primary provider of hydrogen peroxide to our Warrington, UK Performance Chemicals facility, which is co-located with the Solvay Warrington, UK chemical plant (“Solvay Plant”). Disruptions at the Solvay Plant impacting Solvay’s ability to supply hydrogen peroxide could adversely affect our financial condition and results of operations. See also “—General Business and Economic Risks—Our engineered polymers product line may be adversely affected by the United Kingdom’s withdrawal from the European Union.”

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

The secure processing, maintenance and transmission of sensitive, confidential and personal data is critical to our operations and business strategy. We follow industry best practices and have instituted a system of security policies, procedures, capabilities, and internal controls designed to protect this information. Additionally, we engage third-party threat detection and monitoring services which includes a global cyber security incident response team. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber- attacks, computer viruses, security breaches, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, the global regulatory environment pertaining to information security and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Data Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”), and the China Cybersecurity Law. GDPR, which applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries, mandates new compliance obligations, and imposes significant fines and sanctions for violations. CCPA requires companies to provide new data disclosure, access, deletion and opt-out rights to consumers in California. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. Such breaches, cyber incidents and disruptions, or failure to comply with laws and regulations related to information security or privacy, could result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties or judgements, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, which could adversely affect our business, financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

    On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two authorizations from 2017 and 2018 of $100.0 million and $350.0 million, respectively. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During the three months ended September 30, 2020, no shares of our common stock were repurchased as we previously suspended share repurchases in light of the uncertainty caused by the COVID-19 pandemic. At September 30, 2020, $467.6 million remained unused under our Board-authorized repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed April 25, 2019).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed April 25, 2019).

4.1*	Indenture, dated as of October 28, 2020, among Ingevity Corporation, the guarantors party thereto and U. S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K (File No. 001-37586) filed October 28, 2020).

10.1*	Incremental Facility Agreement and Amendment No. 5, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as successor administrative agent and Wells Fargo Bank, N.A., as resigning administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed October 28, 2020).

10.2*+	Change in control and severance agreement between Ingevity Corporation and John C. Fortson dated August 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 24,2020).

10.3+	Change in control and severance agreement between Ingevity Corporation and Erik S. Ripple dated October 21, 2020.

10.4+	Change in control and severance agreement between Ingevity Corporation and John Stephen Maurer dated October 20, 2020.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer and Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer and Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
______________
*Incorporated by reference
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ JOHN C. FORTSON
John C. Fortson
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)
Date: October 29, 2020