Form 10-Q
period 2021-03-31
Ingevity Corp
filed 2021-04-29
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 40,028,861 shares of common stock, $0.01 par value, outstanding at April 26, 2021.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2021	2020
Net sales	$320.3	$288.2
Cost of sales	194.1	173.6
Gross profit	126.2	114.6
Selling, general, and administrative expenses	40.0	38.5
Research and technical expenses	6.6	6.2
Restructuring and other (income) charges, net	3.9	0.5
Acquisition-related costs	0.3	1.3
Other (income) expense, net	1.2	2.0
Interest expense, net	12.4	10.9
Income (loss) before income taxes	61.8	55.2
Provision (benefit) for income taxes	13.1	9.9
Net income (loss)	$48.7	$45.3

Per share data
Basic earnings (loss) per share	$1.21	$1.09
Diluted earnings (loss) per share	1.20	1.08

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Net income (loss)	$48.7	$45.3
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	2.4	(40.1)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $1.5 and $1.7	4.9	5.7
Total foreign currency adjustments, net of tax provision (benefit) of $1.5 and $1.7	7.3	(34.4)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.4 and $(1.4)	1.3	(4.8)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of zero and zero	(0.1)	0.1
Total derivative instruments, net of tax provision (benefit) of $0.4 and $(1.4)	1.2	(4.7)
Other comprehensive income (loss), net of tax provision (benefit) of $1.9 and $0.3	8.5	(39.1)
Comprehensive income (loss)	$57.2	$6.2

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$237.8	$257.7
Accounts receivable, net of allowance for credit losses of $1.9 million - 2021 and $1.9 million - 2020	168.4	148.0
Inventories, net	204.2	189.0
Prepaid and other current assets	32.0	34.0
Current assets	642.4	628.7
Property, plant and equipment, net	697.9	703.6
Operating lease assets, net	47.0	49.1
Goodwill	447.7	445.3
Other intangibles, net	367.1	373.3
Deferred income taxes	7.9	8.1
Restricted investment, net of allowance for credit losses of $0.6 million - 2021 and $0.9 million - 2020	74.4	73.6
Other assets	58.1	52.8
Total Assets	$2,342.5	$2,334.5
Liabilities
Accounts payable	$113.5	$104.2
Accrued expenses	44.1	46.6
Accrued payroll and employee benefits	16.7	25.1
Current operating lease liabilities	15.5	16.2
Notes payable and current maturities of long-term debt	19.5	26.0
Income taxes payable	15.2	5.3
Current liabilities	224.5	223.4
Long-term debt including finance lease obligations	1,263.1	1,267.4
Noncurrent operating lease liabilities	33.2	34.7
Deferred income taxes	118.8	117.0
Other liabilities	41.8	49.9
Total Liabilities	1,681.4	1,692.4
Commitments and contingencies (Note 14)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2021 and 2020)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,034,421 - 2021 and 42,912,846 - 2020; outstanding: 40,069,851 - 2021 and 40,509,997 - 2020)	0.4	0.4
Additional paid-in capital	124.8	121.3
Retained earnings	726.7	678.0
Accumulated other comprehensive income (loss)	13.2	4.7
Treasury stock, common stock, at cost (2,964,570 shares - 2021 and 2,402,849 shares - 2020)	(204.0)	(162.3)
Total Equity	661.1	642.1
Total Liabilities and Equity	$2,342.5	$2,334.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2021	2020
Cash provided by (used in) operating activities:
Net income (loss)	$48.7	$45.3
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	27.0	24.3
Non cash operating lease costs	4.4	4.9
Deferred income taxes	(0.6)	6.5
Share-based compensation	2.5	0.8
Pension and other postretirement benefit costs	—	—
Other non-cash items	2.9	5.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(20.8)	7.7
Inventories, net	(15.7)	(25.9)
Prepaid and other current assets	0.5	(0.2)
Accounts payable	8.4	9.4
Accrued expenses	(2.2)	(3.2)
Accrued payroll and employee benefits	(8.6)	(12.4)
Income taxes	11.3	2.0
Operating leases	(5.2)	(5.6)
Changes in other operating assets and liabilities, net	(1.5)	1.2
Net cash provided by (used in) operating activities	$51.1	$60.2
Cash provided by (used in) investing activities:
Capital expenditures	$(17.0)	$(19.5)
Other investing activities, net	(0.3)	(0.7)
Net cash provided by (used in) investing activities	$(17.3)	$(20.2)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$—	$346.1
Payments on revolving credit facility	—	(102.3)
Payments on long-term borrowings	(9.4)	(4.7)
Finance lease obligations, net	(0.1)	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(1.9)	(0.8)
Tax payments related to withholdings on vested equity awards	(2.3)	(3.1)
Proceeds and withholdings from share-based compensation plans, net	1.0	0.4
Repurchases of common stock under publicly announced plan	(39.4)	(32.4)
Net cash provided by (used in) financing activities	$(52.1)	$203.2
Increase (decrease) in cash, cash equivalents, and restricted cash	(18.3)	243.2
Effect of exchange rate changes on cash	(1.7)	2.9
Change in cash, cash equivalents, and restricted cash	(20.0)	246.1
Cash, cash equivalents, and restricted cash at beginning of period	258.4	64.6
Cash, cash equivalents, and restricted cash at end of period(1)	$238.4	$310.7

(1)
Includes restricted cash of $0.6 million and $8.0 million and cash and cash equivalents of $237.8 million and $302.7 million at March 31, 2021 and 2020, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$11.5	$16.9
Cash paid for income taxes, net of refunds	2.5	1.4
Purchases of property, plant and equipment in accounts payable	3.5	5.1
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	2.4	4.2
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
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

Basis of Presentation
These unaudited condensed consolidated financial statements reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018, collectively referred to as the “Annual Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
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
Note 2: New Accounting Guidance
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

prospectively until December 31, 2022. As of March 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our consolidated financial statements.

Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by product line.

	Three Months Ended March 31,
In millions	2021	2020
Performance Materials segment(1)	$140.7	$121.1

Performance Chemicals segment
Pavement Technologies product line	21.4	20.7
Industrial Specialties product line(1)	112.1	110.1
Engineered Polymers product line	46.1	36.3
Total	$179.6	$167.1

Net sales	$320.3	$288.2
______________
(1)    Beginning in Q1 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Automotive Technologies and Process Purification product lines have been combined within the Performance Materials segment. Similarly, the Oilfield Technologies product line has been combined with the Industrial Specialties product line within the Performance Chemicals segment.

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2021	2020
North America	$163.1	$171.1
Asia Pacific	100.7	67.9
Europe, Middle East, and Africa	51.1	43.4
South America	5.4	5.8
Net sales	$320.3	$288.2

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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

	Contract Asset
	March 31,
In millions	2021	2020
Beginning balance	$5.7	$6.2
Contract asset additions	4.7	4.6
Reclassification to accounts receivable, billed to customers	(4.3)	(3.9)
Ending balance(1)	$6.1	$6.9
______________
(1)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
Note 4: Fair Value Measurements
Fair Value Measurements
Recurring Fair Value Measurements
The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between the three-level fair value hierarchy during the periods reported.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2021
Assets:
Deferred compensation plan investments (4)	$1.8	$—	$—	$1.8
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (4)	$10.6	$—	$—	$10.6
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$10.6	$—	$0.8	$11.4
December 31, 2020
Assets:
Equity securities (6)	$0.2	$—	$—	$0.2
Deferred compensation plan investments (4)	1.7	—	—	1.7
Total assets	$1.9	$—	$—	$1.9
Liabilities:
Deferred compensation arrangement (4)	$11.6	$—	$—	$11.6
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$11.6	$—	$0.8	$12.4
______________
(1)    Quoted prices in active markets for identical assets.
(2)    Quoted prices for similar assets and liabilities in active markets.
(3)    Significant unobservable inputs.
(4)    Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $10.9 million and $10.8 million at March 31, 2021 and December 31, 2020 respectively.
(5)    Included within "Other liabilities" on the condensed consolidated balance sheets.
(6)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
Restricted Investment
At March 31, 2021 and December 31, 2020, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $74.4 million and $73.6 million, net of an allowance for credit losses of $0.6 million and $0.9 million, and included cash of $2.9 million and $2.4 million, respectively. The fair value at March 31, 2021 and December 31, 2020 was $79.8 million and $81.5 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	A	A-	BBB+	Total
March 31, 2021	$13.5	10.6	24.2	13.4	10.4	$72.1
December 31, 2020	$13.5	10.6	24.2	13.4	10.4	$72.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Debt Obligations
At March 31, 2021 and December 31, 2020, the carrying value of finance lease obligations was $103.0 million and $103.1 million, respectively, and the fair value was $121.4 million and $127.0 million, respectively. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $342.2 million and $353.4 million as of March 31, 2021 and December 31, 2020, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2021 and December 31, 2020, the carrying value of our fixed rate debt was $850.0 million and the fair value was $839.0 million and $864.1 million, respectively, based on Level 2 inputs.
Contingent Consideration
In connection with the acquisition of certain assets in May 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to December 31, 2024, herein referred to as "Revenue Earn-out."

The fair value of the five-year Revenue Earn-out consideration was $0.8 million at March 31, 2021 and December 31, 2020, respectively. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general, and administrative expense on the condensed consolidated statements of operations.

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

Contingent Consideration
In millions	March 31, 2021
Beginning balance	$0.8
Newly issued	—
Change in revaluation of contingent consideration included in earnings	—
Exercises/settlements	—
Ending balance (1)	$0.8
______________
(1)    Included within "Other liabilities" on the condensed consolidated balance sheets.

Note 5: Inventories, net

In millions	March 31, 2021	December 31, 2020
Raw materials	$39.7	$39.1
Production materials, stores and supplies	24.8	24.6
Finished and in-process goods	155.7	139.6
Subtotal	220.2	203.3
Less: LIFO reserve	(16.0)	(14.3)
Inventories, net	$204.2	$189.0

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2021	December 31, 2020
Machinery and equipment	$1,084.9	$1,065.5
Buildings and leasehold improvements	171.9	174.0
Land and land improvements	20.0	20.0
Construction in progress	36.8	43.7
Total cost	1,313.6	1,303.2
Less: accumulated depreciation	(615.7)	(599.6)
Property, plant, and equipment, net	$697.9	$703.6

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2020	$441.0	$4.3	$445.3
Foreign currency translation	2.4	—	2.4
March 31, 2021	$443.4	$4.3	$447.7

There were no interim triggering events or circumstances indicating that goodwill might be impaired as of March 31, 2021.

Other Intangible Assets

	March 31, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer contracts and relationships	$320.9	$79.2	$241.7	$319.5	$73.6	$245.9
Brands (1)	83.0	17.0	66.0	82.4	15.8	66.6
Developed technology	73.5	14.2	59.3	73.0	12.5	60.5
Other	2.7	2.6	0.1	2.7	2.4	0.3
Other intangibles, net	$480.1	$113.0	$367.1	$477.6	$104.3	$373.3
_______________
(1)    Represents trademarks, trade names, and know-how.

Intangible assets subject to amortization were allocated among our business segments as follows:

In millions	March 31, 2021	December 31, 2020
Performance Materials	$2.1	$2.1
Performance Chemicals	365.0	371.2
Other intangibles, net	$367.1	$373.3

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2021	2020
Cost of sales	$—	$0.1
Selling, general, and administrative expenses	8.4	8.2
Total amortization expense	$8.4	$8.3

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2021 - $33.3 million, 2022 - $33.0 million, 2023 - $33.0 million, 2024 - $32.6 million, and 2025 - $32.6 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.

Note 8: Financial Instruments and Risk Management

Net Investment Hedges
We have fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed rate of 1.71 percent. The difference between the fixed interest rate on the U.S. dollar denominated debt compared to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $(2.2) million and $(8.6) million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, we recognized net interest income associated with this financial instrument of $0.1 million and $0.8 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statement of operations when the forecasted transaction occurs. As of March 31, 2021, there were $6.5 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.2 million and $(0.1) at March 31, 2021 and December 31, 2020, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of March 31, 2021, we had 0.7 million and 1.0 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2021, open

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

commodity contracts hedge forecasted transactions until February 2022. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2021 and December 31, 2020 was a net asset (liability) of zero and $(0.1) million, respectively.
Interest Rate Risk Management
Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage interest rate risk effectively, from time to time, we may enter into interest rate derivative instruments, which can consist of forward starting swaps. In all cases, the notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. These instruments are designated as cash flow hedges. Designated interest rate cash flow hedge gains or losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and are recognized in "Interest expense, net" on the condensed consolidated statements of operations on a straight-line basis over the remaining maturity of the underlying debt.
As of March 31, 2021, we have floating-to-fixed interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(7.5) million and $(8.9) million at March 31, 2021 and December 31, 2020, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended March 31,
	2021	2020	2021	2020
Cash flow hedging derivatives
Currency exchange contracts	$0.3	$0.3	$—	$—	Net sales
Natural gas contracts	0.1	(0.4)	0.1	(0.1)	Cost of sales
Interest rate swap contracts	1.4	(6.1)	—	—	Interest expense, net
Total	$1.8	$(6.2)	$0.1	$(0.1)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
	2021	2020	2021	2020
Net investment hedging derivative
Currency exchange contracts(1)	$6.4	$7.4	$0.1	$0.8	Interest expense, net
Total	$6.4	$7.4	$0.1	$0.8
__________
(1)    Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $0.1 million of net gains from AOCI to income, before taxes.

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2021 or December 31, 2020.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2021
Assets:
Currency exchange contracts(4)	$—	$0.2	$—	$0.2
Natural gas contracts (4)	—	0.1	—	0.1
Total assets	$—	$0.3	$—	$0.3
Liabilities:
Currency exchange contracts(5)	—	—	—	—
Natural gas contracts (5)	$—	$0.1	$—	$0.1
Net investment hedge (6)	—	2.2	—	2.2
Interest rate swap contracts (6)	—	7.5	—	7.5
Total liabilities	$—	$9.8	$—	$9.8

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2020
Assets:
Natural gas contracts(4)	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Natural gas contracts (5)	—	0.2	—	0.2
Currency exchange contracts (5)	$—	$0.1	$—	$0.1
Net investment hedge (6)	—	8.6	—	8.6
Interest rate swap contracts (6)	—	8.9	—	8.9
Total liabilities	$—	$17.8	$—	$17.8
__________
(1)    Quoted prices in active markets for identical assets.
(2)    Quoted prices for similar assets and liabilities in active markets.
(3)    Significant unobservable inputs.
(4)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheet.
(5)    Included within "Accrued expenses" on the condensed consolidated balance sheet.
(6)    Included within "Other liabilities" on the condensed consolidated balance sheet.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 9: Debt including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	March 31, 2021
In millions, except percentages	Interest rate	Maturity date	March 31, 2021	December 31, 2020
Variable Rate Debt:
Revolving Credit Facility (1)	1.36%	2025	$—	$—
Term Loan	1.71%	2023	342.2	351.6
Other notes payable	—%	2021	—	1.8
Fixed Rate Debt:
Senior Notes
2020 Senior Note	3.88%	2028	550.0	550.0
2018 Senior Note	4.50%	2026	300.0	300.0
Finance lease obligations	7.17%	2027-2035	103.0	103.1
Total debt including finance lease obligations			1,295.2	1,306.5
Less: debt issuance costs			12.6	13.1
Total debt, including finance lease obligations, net of debt issuance costs			1,282.6	1,293.4
Less: debt maturing within one year (2)			19.5	26.0
Long-term debt including finance lease obligations			$1,263.1	$1,267.4
______________
(1)    Letters of credit outstanding under the revolving credit facility were $2.3 million and undrawn capacity under the facility was $497.7 million at March 31, 2021 and December 31, 2020, respectively.
(2)    Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2018 Notes or 2020 Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries, including the other series. We were in compliance with all covenants under the indentures as of March 31, 2021.
The credit agreement governing our revolving credit facility and 2017 term loan contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility and term loan facilities being terminated. The credit agreement also contains certain customer covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Additionally, the 2017 term loan financial covenants require Ingevity to maintain on a consolidated basis a maximum total gross leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual gross and net leverage for the four consecutive quarters ended March 31, 2021 were 2.9 and 2.4, respectively, and our actual interest coverage for the four consecutive quarters ended March 31, 2021 was 12.2. We were in compliance with all covenants at March 31, 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2020	42,913	$0.4	$121.3	$678.0	$4.7	$(162.3)	$642.1
Net income (loss)	—	—	—	48.7	—	—	48.7
Other comprehensive income (loss)	—	—	—	—	8.5	—	8.5
Common stock issued	97	—	—	—	—	—	—
Exercise of stock options, net	24	—	0.9	—	—	—	0.9
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.3)	(2.3)
Share repurchase program	—	—	—	—	—	(39.4)	(39.4)
Share-based compensation plans	—	—	2.6	—	—	—	2.6
Balance at March 31, 2021	43,034	$0.4	$124.8	$726.7	$13.2	$(204.0)	$661.1

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2019	42,675	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$530.8
Net income (loss)	—	—	—	45.3	—	—	45.3
Other comprehensive income (loss)	—	—	—	—	(39.1)	—	(39.1)
Common stock issued	161	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.1)	(3.1)
Share repurchase program	—	—	—	—	—	(32.4)	(32.4)
Share-based compensation plans	—	—	0.8	—	—	0.4	1.2
Adoption of accounting standard	—	—	—	(0.6)	—	—	(0.6)
Balance at March 31, 2020	42,836	$0.4	$113.6	$541.9	$(44.1)	$(109.7)	$502.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2021	2020
Foreign currency translation
Beginning balance	$16.4	$1.5
Net gains (losses) on foreign currency translation	2.4	(40.1)
Gains (losses) on net investment hedges	6.4	7.4
Less: tax provision (benefit)	1.5	1.7
Net gains (losses) on net investment hedges	4.9	5.7
Other comprehensive income (loss), net of tax	7.3	(34.4)
Ending balance	$23.7	$(32.9)

Derivative instruments
Beginning balance	$(6.9)	$(3.5)
Gains (losses) on derivative instruments	1.7	(6.2)
Less: tax provision (benefit)	0.4	(1.4)
Net gains (losses) on derivative instruments	1.3	(4.8)
(Gains) losses reclassified to net income	(0.1)	0.1
Less: tax (provision) benefit	—	—
Net (gains) losses reclassified to net income	(0.1)	0.1
Other comprehensive income (loss), net of tax	1.2	(4.7)
Ending balance	$(5.7)	$(8.2)

Pension and other postretirement benefits
Beginning balance	$(4.8)	$(3.0)
Other comprehensive income (loss), net of tax	—	—
Ending balance	$(4.8)	$(3.0)

Total AOCI ending balance at March 31	$13.2	$(44.1)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2021	2020
Derivative instruments
Currency exchange contracts (1)	$—	$—
Natural gas contracts (2)	0.1	(0.1)
Total before tax	0.1	(0.1)
(Provision) benefit for income taxes	—	—
Amount included in net income (loss)	$0.1	$(0.1)
______________
(1)    Included within "Net sales" on the condensed consolidated statement of operations.
(2)    Included within "Cost of sales" on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Share Repurchases
At March 31, 2021, $372.6 million remained unused under our Board-authorized repurchase program. During the three months ended March 31, 2021, we repurchased $39.4 million in common stock, representing 527,550 shares of our common stock at a weighted average cost per share of $74.64.
Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.
Note 11: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended March 31,
	Pensions		Other Benefits
In millions	2021	2020	2021	2020
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.4	$—	$—
Interest cost (2)	0.3	0.3	—	—
Expected return on plan assets (2)	(0.3)	(0.3)	—	—
Amortization of prior service cost (credit) (1)	—	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.4	$0.4	$—	$—
_______________
(1)    Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2)    Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.

Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2021. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2021, and we currently have no plans to make any voluntary cash contributions in 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 12: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2021	2020
Severance and other employee-related costs	0.1	0.2
Other	—	—
Restructuring charges	0.1	0.2

Business transformation costs	3.8	0.3
Other (income) charges, net	3.8	0.3

Total restructuring and other (income) charges, net	$3.9	$0.5

Restructuring charges
2020-2021 activities
During the three months ended March 31, 2021, we recorded $0.1 million in severance and other employee-related costs related to the cost reduction initiative announced in the second quarter of 2020 to realign our cost structure in response to reduced demand for some of our products in response to the COVID-19 pandemic.
During the three months ended March 31, 2020, we recorded $0.2 million in severance and other employee-related costs related to the reorganization announced in the third quarter of 2019 as part of an effort to improve our Performance Chemical’s workflow and efficiency to best serve our customers’ needs and reduce costs.
Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2020(1)	Reserve(2)	Payments	Other	3/31/21(1)
Restructuring Reserves	$0.8	0.1	(0.3)	—	$0.6
_______________
(1)    Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2)    Includes severance and other employee-related costs.

Other (income) charges, net

Business transformation initiative costs

In the first quarter of 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. We expect this business transformation initiative and related ERP implementation to be a complex, multi-year project. It requires the integration of the new ERP system with multiple new and existing information systems and business processes, in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three months ended March 31, 2021 and 2020, of $3.8 million and $0.3 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $60-70 million of total costs, which includes $30-35 million of non-capitalizable costs, $18-20 million of which we expect to be incurred in 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 13: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2021	2020
Effective tax rate	21.2%	17.9%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2021			2020
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$61.8	$13.1	21.2%	$55.2	$9.9	17.9%
Discrete items:
Restructuring and other (income) charges, net (1)	—	—		0.5	0.1
Acquisition and other-related costs (2)	—	—		1.3	0.3
Other tax only discrete items	—	0.1		—	1.3
Total discrete items	—	0.1		1.8	1.7
Consolidated operations, before discrete items	$61.8	$13.2		$57.0	$11.6
EAETR (3)			21.4%			20.4%
_______________
(1)    See Note 12 for more information on our restructuring and other (income) charges, net.
(2)    Costs incurred to integrate the Perstorp Capa business into our Performance Chemicals segment.
(3)    Increase in EAETR for the three months ended March 31, 2021, as compared to March 31, 2020, is due to an overall increase and a change in the mix of forecasted earnings in various tax jurisdictions with varying rates. This increase in earnings was partially offset by an increased benefit associated with foreign-derived intangible income deduction. Increase limitation associated with the officer’s compensation as well as a reduced benefit associated with the generation of state tax credits further contributed to the higher rate.

At March 31, 2021 and December 31, 2020, we had deferred tax assets of $8.0 million and $8.4 million, respectively, resulting from certain historical net operating losses from our Brazilian operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2021, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Note 14: Commitments and Contingencies

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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 15: Segment Information

	Three Months Ended March 31,
In millions	2021	2020
Net sales
Performance Materials	$140.7	$121.1
Performance Chemicals	179.6	167.1
Total net sales (1)	$320.3	$288.2

Segment EBITDA (2)
Performance Materials	$73.7	$61.2
Performance Chemicals	31.7	31.0
Total segment EBITDA (2)	$105.4	$92.2
Interest expense, net	(12.4)	(10.9)
(Provision) benefit for income taxes	(13.1)	(9.9)
Depreciation and amortization - Performance Materials	(9.1)	(7.2)
Depreciation and amortization - Performance Chemicals	(17.9)	(17.1)
Restructuring and other income (charges), net (3)	(3.9)	(0.5)
Acquisition and other-related costs (4)	(0.3)	(1.3)
Net income (loss)	$48.7	$45.3
_______________
(1)    Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2)    Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, pension and postretirement settlement and curtailment (income) charges, net.
(3)    Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three months ended March 31, 2021, charges of $1.7 million relate to the Performance Materials segment and charges of $2.2 million relate to the Performance Chemicals segment. For the three months ended March 31, 2020, charges of $0.1 million relate to the Performance Materials segment and charges of $0.4 million relate to the Performance Chemicals segment. For more detail on the charges incurred see Note 12.
(4)    Costs incurred to integrate the Perstorp Capa business into our Performance Chemicals segment.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2021
(Unaudited)

Note 16: Earnings (Loss) per Share
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

	Three Months Ended March 31,
In millions, except share and per share data	2021	2020
Net income (loss)	$48.7	$45.3

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.21	$1.09
Diluted earnings (loss) per share	1.20	1.08

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	40,424	41,692
Weighted average additional shares assuming conversion of potential common shares	276	270
Shares - diluted basis	40,700	41,962

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2021	2020
Average number of potential common shares - antidilutive	135	210

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity’s financial condition and results of operations (“MD&A”) is provided as a supplement to the condensed consolidated financial statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity’s consolidated financial statements as of and for the year ended December 31, 2020 filed on February 19, 2021 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2020 Annual Report") and the unaudited interim condensed consolidated financial statements and notes to the unaudited interim condensed consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2020 Annual Report.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A of our 2020 Annual Report, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
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

Recent Developments
Employees
During the first quarter of 2021, two collective bargaining unit agreements ("CBA") expired and new contracts were negotiated. Our Crossett, Arkansas Performance Chemicals' manufacturing facility negotiated a new three year agreement with the International Association of Machinists and Aerospace Workers Union ("IAM") that was ratified on April 13, 2021, with an effective date of March 1, 2021. Also, at our Covington, Virginia Performance Materials' manufacturing facility, the Company and Covington Local Union 464 of the International Brotherhood of Electrical Workers ("IBEW") negotiated a new four year contract that was ratified on April 8, 2021, with an effective date of January 15, 2021. In addition, the CBA with Covington Local 675 affiliated with The Association of Western Pulp and Paper Workers ("AWPPW") will expire on December 1, 2021. Negotiations with the Covington AWPPW are expected to begin in the fourth quarter of 2021.

Results of Operations

	Three Months Ended March 31,
In millions	2021	2020
Net sales	$320.3	$288.2
Cost of sales	194.1	173.6
Gross profit	126.2	114.6
Selling, general, and administrative expenses	40.0	38.5
Research and technical expenses	6.6	6.2
Restructuring and other (income) charges, net	3.9	0.5
Acquisition-related costs	0.3	1.3
Other (income) expense, net	1.2	2.0
Interest expense, net	12.4	10.9
Income (loss) before income taxes	61.8	55.2
Provision (benefit) for income taxes	13.1	9.9
Net income (loss)	$48.7	$45.3

Net sales
The table below shows the 2021 Net sales and percentage variances from 2020:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2021	$320.3	11%	1%	1%	9%

Three Months Ended March 31, 2021 vs. 2020
Net sales increase of $32.1 million in 2021 was primarily driven by favorable volume growth in both of our segments for a combined impact of $25.6 million and favorable pricing and product mix of $3.5 million. Additionally, favorable foreign currency exchange impacted Net sales by $3.0 million, primarily related to euro and Chinese renminbi denominated sales.

Gross Profit
Gross profit increase of $11.6 million was driven by favorable sales volume of $13.5 million, favorable pricing and product mix of $4.8 million, and favorable foreign currency exchange of $0.8 million. These positive impacts were slightly offset by increased manufacturing costs of $7.5 million related to higher freight, raw material inflation, energy, and depreciation expenses. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Three Months Ended March 31, 2021 vs. 2020
Selling, general and administrative expenses ("SG&A") increased $1.5 million in 2021 compared to 2020. The change in SG&A was driven by higher employee-related costs of $5.6 million, of which $4.2 million related to a one-time benefit recorded in 2020. The higher employee-related costs were partially offset by $1.4 million of decreased legal costs and $2.7 million from reduced travel and other miscellaneous costs, primarily driven by the COVID-19 pandemic. SG&A expenses as a percentage of Net sales decreased slightly to 12.5 percent for the three months ended March 31, 2021 from 13.4 percent in 2020, driven by the lower spending due to COVID-19 and higher sales.
Research and technical expenses
Three Months Ended March 31, 2021 vs. 2020
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 2.1 percent from 2.2 percent for the three months ended March 31, 2021 and 2020, respectively.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2021 vs. 2020
Restructuring and other (income) charges, net were $3.9 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. See Note 12 within the condensed consolidated financial statements for more information.
Acquisition-related costs
Three Months Ended March 31, 2021 vs. 2020
Acquisition-related costs of $0.3 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, were incurred in connection with the integration of Perstorp's Capa business into our Performance Chemicals segment.

Other (income) expense, net
Three Months Ended March 31, 2021 vs. 2020

	Three Months Ended March 31,
In millions	2021	2020
Foreign currency exchange (income) loss	$1.7	$0.7
Impairment of equity investment (1)	—	1.3
Other (income) expense, net	(0.5)	—
Total Other (income) expense, net	$1.2	$2.0
_______________
(1)    Represents an impairment charge recorded during the three months ended March 31, 2020 related to an equity investment within our Performance Materials segment.
Interest expense, net
Three Months Ended March 31, 2021 vs. 2020

	Three Months Ended March 31,
In millions	2021	2020
Interest expense on finance lease obligations	1.8	1.5
Interest expense on revolving credit and term loan facilities(1)	2.2	7.7
Interest expense on senior notes(1)	9.2	3.5
Interest income associated with our Restricted investment	(0.5)	(0.5)
Capitalized interest	(0.2)	(0.3)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.1)	(0.8)
Other interest (income) expense, net	—	(0.2)
Total Interest expense, net	$12.4	$10.9
_______________
(1)    See Note 9 within the condensed consolidated financial statements for more information.
(2)    See Note 8 within the condensed consolidated financial statements for more information.

Provision (benefit) for income taxes
Three Months Ended March 31, 2021 vs. 2020
For the three months ended March 31, 2021 and 2020, our effective tax rate was 21.2 percent and 17.9 percent, respectively. Excluding discrete items, the effective rate was 21.4 percent compared to 20.4 percent in the three months ended March 31, 2021 and 2020, respectively. An explanation of the change in the effective tax rate is presented in Note 13 to the condensed consolidated financial statements.

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
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2020 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2021	2020
Total Performance Materials - Net sales(1)	$140.7	$121.1
Segment EBITDA	$73.7	$61.2
______________
(1)    Beginning in Q1 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Automotive Technologies and Process Purification product lines have been combined within the Performance Materials segment.

The table below shows the 2021 Net sales and percentage variances from 2020:

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2021	$140.7	16%	2%	2%	12%

Three Months Ended March 31, 2021 vs. 2020
Segment net sales increase of $19.6 million in 2021 was driven by $14.5 million in volume growth, primarily in automotive products, favorable pricing and product mix of $2.9 million, and favorable foreign currency exchange of $2.2 million.
Segment EBITDA increased $12.5 million primarily due to favorable volume of $11.4 million and favorable pricing and product mix of $3.4 million. These increases were partially offset by higher manufacturing costs of $4.2 million and increased SG&A and research and technical expenses of $0.5 million. Favorable foreign currency exchange and increased other miscellaneous income positively impacted Segment EBITDA by $2.4 million.

Performance Chemicals

	Three Months Ended March 31,
In millions	2021	2020
Net Sales
Pavement Technologies product line	21.4	20.7
Industrial Specialties product line(1)	112.1	110.1
Engineered Polymers product line	46.1	36.3
Total Performance Chemicals - Net sales	$179.6	$167.1
Segment EBITDA	$31.7	$31.0
______________
(1)    Beginning in Q1 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Oilfield Technologies product line has been combined with the Industrial Specialties product line within the Performance Chemicals segment.

The table below shows the 2021 Net sales and percentage variances from 2020:

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended March 31, 2021	$179.6	7%	1%	—%	6%

Three Months Ended March 31, 2021 vs. 2020
Segment net sales increase of $12.5 million was driven mainly by favorable volume of $11.1 million, consisting of volume increases in engineered polymers ($8.4 million) and industrial specialties ($3.3 million), offset slightly by volume declines in pavement technologies products ($0.6 million). Segment net sales were also impacted by favorable pricing implemented during the quarter in response to raw material inflation as well as product sales mix for a net impact of $0.6 million. The net price/mix impact was driven by increases in pavement technologies ($1.2 million) and engineered polymers ($1.2 million), partially offset by a decline in industrial specialties ($1.8 million). Additionally, favorable foreign currency exchange impacted Net sales by $0.8 million.
Segment EBITDA increased by $0.7 million primarily due to an increase in volume of $2.1 million, favorable pricing and product mix of $1.4 million, and decreased other miscellaneous costs of $0.2 million. These favorable operating results were offset slightly by higher manufacturing costs of $1.3 million due to higher energy and freight costs, higher SG&A expenses of $0.3 million, and unfavorable foreign currency exchange of $1.4 million.
Use of Non-GAAP Financial Measure - Adjusted EBITDA
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance with GAAP and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation or as a substitute for Net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
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
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth below.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2021	2020
Net income (loss) (GAAP)	$48.7	$45.3
Interest expense, net	12.4	10.9
Provision (benefit) for income taxes	13.1	9.9
Depreciation and amortization - Performance Materials	9.1	7.2
Depreciation and amortization - Performance Chemicals	17.9	17.1
Restructuring and other (income) charges, net	3.9	0.5
Acquisition and other-related costs	0.3	1.3
Adjusted EBITDA (Non-GAAP)	$105.4	$92.2

Adjusted EBITDA
Three Months Ended March 31, 2021 vs. 2020
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Company Outlook

In millions	2021 Guidance
Net sales	$1,275 - $1,325
Adjusted EBITDA	$410 - $430
Operating Cash Flow	$300 - $320
Capital Expenditures	$100 - 120
Free Cash Flow*	~$200
*Calculated as Operating Cash Flow less Capital Expenditures

While our performance continues to improve, we are still carefully watching issues related to transportation and logistics, raw material inflation, and automotive material disruptions that could become stronger headwinds throughout the rest of the year. Based on our strong first quarter and continued optimism, we feel confident raising our guidance for sales to $1.275 billion - $1.325 billion and Adjusted EBITDA to $410 million - $430 million. Additionally, we continue to expect capital expenditures of $100 million to $120 million and operating cash flow for the year of $300 million to $320 million.
A reconciliation of net income to adjusted EBITDA as projected for 2021 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other related costs; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to future guidance and assessment of U.S. tax reform. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to meet our working capital needs. Over the next twelve months, we expect to make interest payments, capital expenditures, expenditures related to our business transformation initiative, principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, from time to time we may repurchase any of our outstanding 4.50 percent senior unsecured notes due in 2026 in open market or privately negotiated transactions or otherwise. We believe our sources of liquidity will be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2021, our undrawn capacity under our revolving credit facility was $497.7 million. In addition, we also evaluate and consider strategic acquisitions, and joint ventures, as well as other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $237.8 million at March 31, 2021. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2021 included $76.0 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.

Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock and rescinded the prior two outstanding authorizations. Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During the three months ended March 31, 2021, we repurchased $39.4 million in common stock, representing 527,550 shares of our common stock at a weighted average cost per share of $74.64. At March 31, 2021, $372.6 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2021 capital expenditures are $100 - $120 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2021.
Cash flow comparison of Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
In millions	2021	2020
Net cash provided by (used in) operating activities	$51.1	$60.2
Net cash provided by (used in) investing activities	(17.3)	(20.2)
Net cash provided by (used in) financing activities	(52.1)	203.2
Cash flows provided by (used in) operating activities
During the first three months of 2021, cash flow provided by operations decreased primarily due to increased accounts receivable related to the increase in net sales, offset slightly by a smaller inventory build compared to 2020. Below provides a description of the changes to working capital during the first three months of 2021 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	March 31, 2021	December 31, 2020
Cash and cash equivalents	$237.8	$257.7
Accounts receivable, net	168.4	148.0
Inventories, net	204.2	189.0
Prepaid and other current assets	32.0	34.0
Total current assets	$642.4	$628.7
Current assets as of March 31, 2021 increased $13.7 million compared to December 31, 2020, primarily due to increases in Accounts receivable, net and Inventories, net. Accounts receivable, net as of March 31, 2021, increased $20.4 million due to increased sales during the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020. Inventories increased by $15.2 million mainly due to the build of inventory for forecasted sales. These increases were offset by a decrease in Cash and cash equivalents of $19.9 million and in Prepaid and other current assets of $2.0 million compared to the balances at December 31, 2020.

In millions	March 31, 2021	December 31, 2020
Accounts payable	$113.5	$104.2
Accrued expenses	44.1	46.6
Accrued payroll and employee benefits	16.7	25.1
Current operating lease liabilities	15.5	16.2
Notes payable and current maturities of long-term debt	19.5	26.0
Income taxes payable	15.2	5.3
Total current liabilities	$224.5	$223.4
Current liabilities as of March 31, 2021, increased by $1.1 million compared to December 31, 2020, primarily driven by an increase in Accounts payable and Income taxes payable. This increase was offset partially by decreases in Accrued payroll and employee benefits, Current operating lease liabilities, Notes payable and current maturities of long-term debt, and Accrued expenses.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the three months ended March 31, 2021 was $17.3 million and was primarily driven by capital expenditures. In the three months ended March 31, 2021 and 2020, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (see Note 12 within the condensed consolidated financial statements for more information).

Capital expenditure categories	Three Months Ended March 31,
In millions	2021	2020
Maintenance	$7.6	$12.9
Safety, health and environment	1.8	2.7
Growth and cost improvement	7.6	3.9
Total capital expenditures	$17.0	$19.5
Cash flows provided by (used in) financing activities
Cash used in financing activities in the three months ended March 31, 2021 was $52.1 million and was driven by the repurchase of common stock of $39.4 million, payments on long-term borrowings of $9.4 million, and tax payments related to withholdings on restricted stock unit vestings of $2.3 million. Cash provided by financing activities in the three months ended March 31, 2020 was $203.2 million and was primarily driven by net borrowings of $243.8 million from our revolving credit facility, offset by payments on long-term borrowings of $4.7 million, tax payments related to withholdings on restricted stock unit vestings of $3.1 million, and the repurchase of common stock of $32.4 million.

Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7 of our 2020 Annual Report. Except as described above, there have been no material changes to our contractual commitments during the three months ended March 31, 2021.
New Accounting Guidance
Refer to the Note 2 to the condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our condensed consolidated financial statements.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 3 to our 2020 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. Our critical accounting policies have not substantially changed from those described in the 2020 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have non-U.S.-based operations, primarily in Europe, South America and Asia, which accounted for approximately 27 percent of our net sales in the first three months of 2021. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, our domestic operations have sales to foreign customers, and in the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when our foreign currency denominated transactions are translated into U.S. dollars. In some cases, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2021, would have impacted our net sales and income before income taxes by approximately $4.7 million or two percent, and $1.9 million or three percent, respectively.
Interest rate risk
As of March 31, 2021, approximately $342 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of March 31, 2021 would increase our annual interest expense by approximately $3.4 million or seven percent.

As of March 31, 2021, we have entered into interest rate swaps with an aggregate notional amount of $166.2 million to limit exposure to interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of the interest rate swap, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(7.5) million and $(8.9) million at March 31, 2021 and December 31, 2020, respectively.

Other market risks
Information about our other remaining market risks for the period ended March 31, 2021 does not differ materially from that discussed under Item 7A of our 2020 Annual Report.

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

As of March 31, 2021, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting

There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic and its impact on the design and operating effectiveness of our internal controls over financial reporting.

We are implementing a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The implementation is expected to occur in phases over the next two years. Currently, we have had no changes in our internal controls over financial reporting with respect to this implementation, however, as the implementation progresses, we will give appropriate consideration to whether any process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

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
Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, the global economic downturn in 2008/2009, led to a drastic reduction in vehicle sales and an even greater reduction in vehicle production as OEMs right-sized their inventories to meet the lower sales volumes. Furthermore, primarily during the first half of 2020, the COVID-19 pandemic led to a significant reduction in vehicle production and vehicles sales were negatively impacted by government shutdown orders and stay-at-home directives. Additionally, microchip shortages during 2021 have resulted in reduced vehicle production and as a result vehicle sales have been negatively impacted. We currently anticipate this negative impact to continue into the second half of 2021. Regional disruptions due to localized natural disasters or multi-month strikes at suppliers or OEMs can also significantly impact vehicle production and therefore demand for our automotive carbon products. Additionally, if the COVID-19 pandemic continues, it could negatively impact demand for automotive sales, which would adversely impact sales of our carbon products, as was the case in the second quarter of 2020. The extent to which COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including the severity of the COVD-19 pandemic, actions to contain COVID-19 or treat its impact, among others.
There have been no other material changes in Ingevity's risk factors discussed in Item 1A of the 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2021	57,545	$76.10	57,545	$407,638,016
February 1-28, 2021	—	$—	—	$407,638,016
March 1-31, 2021	470,005	$74.47	470,005	$372,638,974
Total	527,550		527,550
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1*	Second Amended and Restated Certificate of Incorporation of Ingevity Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-37586) filed April 25, 2019).

3.2*	Amended and Restated Bylaws of Ingevity Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K (File No. 001-37856) filed April 25, 2019).

10.1+	Change in control and severance agreement between Ingevity Corporation and Mary Dean Hall dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
______________
*Incorporated by reference
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ MARY DEAN HALL
Mary Dean Hall
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: April 29, 2021