Form 10-Q
period 2021-06-30
Ingevity Corp
filed 2021-07-29
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 39,520,486 shares of common stock, $0.01 par value, outstanding at July 26, 2021.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2021	2020	2021	2020
Net sales	$358.4	$270.6	$678.7	$558.8
Cost of sales	218.6	186.7	412.7	360.3
Gross profit	139.8	83.9	266.0	198.5
Selling, general, and administrative expenses	47.5	34.5	87.5	73.0
Research and technical expenses	5.9	5.4	12.5	11.6
Restructuring and other (income) charges, net	4.3	7.3	8.2	7.8
Acquisition-related costs	0.4	0.4	0.7	1.7
Other (income) expense, net	(4.2)	0.9	(3.0)	2.9
Interest expense, net	12.2	10.0	24.6	20.9
Income (loss) before income taxes	73.7	25.4	135.5	80.6
Provision (benefit) for income taxes	29.4	5.2	42.5	15.1
Net income (loss)	$44.3	$20.2	$93.0	$65.5

Per share data
Basic earnings (loss) per share	$1.11	$0.49	$2.31	$1.58
Diluted earnings (loss) per share	1.10	0.49	2.30	1.57

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net income (loss)	$44.3	$20.2	$93.0	$65.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	5.8	(1.7)	8.2	(41.8)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $(0.5), $(0.6), $1.0, and $1.1	(1.7)	(2.2)	3.2	3.5
Total foreign currency adjustments, net of tax provision (benefit) of $(0.5), $(0.6), $1.0, and $1.1	4.1	(3.9)	11.4	(38.3)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.4, $(0.2), $0.8, and $(1.6)	1.2	(0.4)	2.5	(5.2)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of zero, $0.1, zero, and $0.1	—	0.2	(0.1)	0.3
Total derivative instruments, net of tax provision (benefit) of $0.4, $(0.1), $0.8, and $(1.5)	1.2	(0.2)	2.4	(4.9)
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for all periods	—	—	—	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	0.1	—	0.1	—
Total pension and other postretirement benefits, net of tax of zero for all periods	0.1	—	0.1	—
Other comprehensive income (loss), net of tax provision (benefit) of $(0.1), $(0.7), $1.8, and $(0.4)	5.4	(4.1)	13.9	(43.2)
Comprehensive income (loss)	$49.7	$16.1	$106.9	$22.3

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$233.3	$257.7
Accounts receivable, net of allowance for credit losses of $1.9 million - 2021 and $1.9 million - 2020	177.3	148.0
Inventories, net	214.5	189.0
Prepaid and other current assets	44.5	34.0
Current assets	669.6	628.7
Property, plant and equipment, net	699.5	703.6
Operating lease assets, net	48.0	49.1
Goodwill	449.0	445.3
Other intangibles, net	359.7	373.3
Deferred income taxes	7.5	8.1
Restricted investment, net of allowance for credit losses of $0.6 million - 2021 and $0.9 million - 2020	74.9	73.6
Other assets	80.8	52.8
Total Assets	$2,389.0	$2,334.5
Liabilities
Accounts payable	$115.6	$104.2
Accrued expenses	44.0	46.6
Accrued payroll and employee benefits	29.2	25.1
Current operating lease liabilities	15.7	16.2
Notes payable and current maturities of long-term debt	19.5	26.0
Income taxes payable	8.8	5.3
Current liabilities	232.8	223.4
Long-term debt including finance lease obligations	1,258.7	1,267.4
Noncurrent operating lease liabilities	33.8	34.7
Deferred income taxes	130.0	117.0
Other liabilities	45.2	49.9
Total Liabilities	1,700.5	1,692.4
Commitments and contingencies (Note 14)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2021 and 2020)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,085,003 - 2021 and 42,912,846 - 2020; outstanding: 39,775,490 - 2021 and 40,509,997 - 2020)	0.4	0.4
Additional paid-in capital	130.3	121.3
Retained earnings	771.0	678.0
Accumulated other comprehensive income (loss)	18.6	4.7
Treasury stock, common stock, at cost (3,309,513 shares - 2021 and 2,402,849 shares - 2020)	(231.8)	(162.3)
Total Equity	688.5	642.1
Total Liabilities and Equity	$2,389.0	$2,334.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2021	2020
Cash provided by (used in) operating activities:
Net income (loss)	$93.0	$65.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	54.1	48.4
Non cash operating lease costs	8.7	9.4
Deferred income taxes	11.3	6.5
Share-based compensation	6.7	3.2
Other non-cash items	6.6	9.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(29.2)	15.0
Inventories, net	(24.8)	(13.6)
Prepaid and other current assets	(10.8)	(2.7)
Accounts payable	10.8	(17.3)
Accrued expenses	(2.4)	0.6
Accrued payroll and employee benefits	4.2	(14.9)
Income taxes	4.4	2.8
Operating leases	(10.3)	(10.9)
Changes in other operating assets and liabilities, net	(5.4)	7.9
Net cash provided by (used in) operating activities	$116.9	$109.1
Cash provided by (used in) investing activities:
Capital expenditures	$(40.9)	$(34.5)
Purchase of strategic investments	(16.5)	—
Other investing activities, net	0.2	(2.9)
Net cash provided by (used in) investing activities	$(57.2)	$(37.4)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$—	$346.1
Payments on revolving credit facility	—	(257.3)
Payments on long-term borrowings	(14.1)	(9.4)
Finance lease obligations, net	(0.4)	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(1.9)	(0.7)
Tax payments related to withholdings on vested equity awards	(2.3)	(3.0)
Proceeds and withholdings from share-based compensation plans, net	3.2	2.6
Repurchases of common stock under publicly announced plan	(68.1)	(32.4)
Net cash provided by (used in) financing activities	$(83.6)	$45.9
Increase (decrease) in cash, cash equivalents, and restricted cash	(23.9)	117.6
Effect of exchange rate changes on cash	(0.6)	3.4
Change in cash, cash equivalents, and restricted cash	(24.5)	121.0
Cash, cash equivalents, and restricted cash at beginning of period	258.4	64.6
Cash, cash equivalents, and restricted cash at end of period(1)	$233.9	$185.6

(1)
Includes restricted cash of $0.6 million and $8.0 million and cash and cash equivalents of $233.3 million and $177.6 million at June 30, 2021 and 2020, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$24.1	$23.5
Cash paid for income taxes, net of refunds	27.0	5.7
Purchases of property, plant and equipment in accounts payable	3.1	3.5
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	7.4	5.9
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

prospectively until December 31, 2022. As of June 30, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our consolidated financial statements.
Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by product line.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Performance Materials segment(1)	$126.0	$84.4	$266.7	$205.5

Performance Chemicals segment
Pavement Technologies product line	67.7	63.9	89.1	84.6
Industrial Specialties product line(1)	120.1	90.7	232.2	200.8
Engineered Polymers product line	44.6	31.6	90.7	67.9
Total	$232.4	$186.2	$412.0	$353.3

Net sales	$358.4	$270.6	$678.7	$558.8
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

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
North America	$198.4	$147.3	$361.5	$318.4
Asia Pacific	94.7	82.6	195.4	150.5
Europe, Middle East, and Africa	59.1	37.1	110.2	80.5
South America	6.2	3.6	11.6	9.4
Net sales	$358.4	$270.6	$678.7	$558.8

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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

	Contract Asset
	June 30,
In millions	2021	2020
Beginning balance	$5.7	$6.2
Contract asset additions	10.0	7.9
Reclassification to accounts receivable, billed to customers	(9.2)	(7.6)
Ending balance(1)	$6.5	$6.5
______________
(1)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
Note 4: Fair Value Measurements
Fair Value Measurements
Recurring Fair Value Measurements
The following information is presented for assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between the three-level fair value hierarchy during the periods reported. See Note 8 for more information regarding our fair value measurements of our financial instruments and risk management activities.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2021
Assets:
Deferred compensation plan investments (4)	$0.6	$—	$—	$0.6
Total assets	$0.6	$—	$—	$0.6
Liabilities:
Deferred compensation arrangement (4)	$12.4	$—	$—	$12.4
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$12.4	$—	$0.8	$13.2
December 31, 2020
Assets:
Equity securities (6)	$0.2	$—	$—	$0.2
Deferred compensation plan investments (4)	1.7	—	—	1.7
Total assets	$1.9	$—	$—	$1.9
Liabilities:
Deferred compensation arrangement (4)	$11.6	$—	$—	$11.6
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$11.6	$—	$0.8	$12.4

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

______________
(1)    Quoted prices in active markets for identical assets.
(2)    Quoted prices for similar assets and liabilities in active markets.
(3)    Significant unobservable inputs.
(4)    Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $12.9 million and $10.8 million at June 30, 2021 and December 31, 2020 respectively.
(5)    Included within "Other liabilities" on the condensed consolidated balance sheets.
(6)    Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
Equity Investment
During the three months ended June 30, 2021, our Performance Materials segment acquired a strategic equity investment in a privately-held company for $16.5 million. Our strategic equity investment is accounted for under the equity method of accounting, which requires us to record our initial investment at cost. Subsequently, we will recognize, through the condensed consolidated statements of operations (Other (income) expense, net) and as an adjustment to the investment balance (Other assets), our proportionate share of undistributed earnings or loss and the amortization of basis differences. At each reporting period, we will evaluate our investment to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. The carrying value of our strategic equity investment was $16.5 million at June 30, 2021 and zero at December 31, 2020. There were no adjustments to the carrying value of our strategic equity investment for impairment or observable price changes during the three months ended June 30, 2021.
Restricted Investment
At June 30, 2021 and December 31, 2020, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $74.9 million and $73.6 million, net of an allowance for credit losses of $0.6 million and $0.9 million, and included cash of $3.5 million and $2.4 million, respectively. The fair value at June 30, 2021 and December 31, 2020 was $80.8 million and $81.5 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	A	A-	BBB+	Total
June 30, 2021	$13.5	10.6	24.2	13.3	10.4	$72.0
December 31, 2020	$13.5	10.6	24.2	13.4	10.4	$72.1
Debt Obligations
At June 30, 2021 and December 31, 2020, the carrying value of finance lease obligations was $102.8 million and $103.1 million, respectively, and the fair value was $121.6 million and $127.0 million, respectively. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $337.5 million and $353.4 million as of June 30, 2021 and December 31, 2020, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At June 30, 2021 and December 31, 2020, the carrying value of our fixed rate debt was $850.0 million and the fair value was $856.7 million and $864.1 million, respectively, based on Level 2 inputs.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Contingent Consideration
In connection with the acquisition of certain assets in May 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to the measurement period ending on December 31, 2024, herein referred to as "Revenue Earn-out."

The fair value of the five-year Revenue Earn-out consideration was $0.8 million at June 30, 2021 and December 31, 2020, respectively. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general, and administrative expense on the condensed consolidated statements of operations.

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

Contingent Consideration
In millions	June 30, 2021
Beginning balance	$0.8
Newly issued	—
Change in revaluation of contingent consideration included in earnings	—
Exercises/settlements	—
Ending balance (1)	$0.8
______________
(1)    Included within "Other liabilities" on the condensed consolidated balance sheets.

Note 5: Inventories, net

In millions	June 30, 2021	December 31, 2020
Raw materials	$40.2	$39.1
Production materials, stores and supplies	25.3	24.6
Finished and in-process goods	165.0	139.6
Subtotal	230.5	203.3
Less: LIFO reserve	(16.0)	(14.3)
Inventories, net	$214.5	$189.0

Note 6: Property, Plant, and Equipment, net

In millions	June 30, 2021	December 31, 2020
Machinery and equipment	$1,097.9	$1,065.5
Buildings and leasehold improvements	175.1	174.0
Land and land improvements	20.3	20.0
Construction in progress	34.1	43.7
Total cost	1,327.4	1,303.2
Less: accumulated depreciation	(627.9)	(599.6)
Property, plant, and equipment, net	$699.5	$703.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2020	$441.0	$4.3	$445.3
Foreign currency translation	3.7	—	3.7
June 30, 2021	$444.7	$4.3	$449.0

There were no interim triggering events or circumstances indicating that goodwill might be impaired as of June 30, 2021.

Other Intangible Assets

	June 30, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer contracts and relationships	$321.5	$84.8	$236.7	$319.5	$73.6	$245.9
Brands (1)	83.3	18.2	65.1	82.4	15.8	66.6
Developed technology	73.7	15.9	57.8	73.0	12.5	60.5
Other	2.7	2.6	0.1	2.7	2.4	0.3
Other intangibles, net	$481.2	$121.5	$359.7	$477.6	$104.3	$373.3
_______________
(1)    Represents trademarks, trade names, and know-how.

Intangible assets subject to amortization were allocated among our business segments as follows:

In millions	June 30, 2021	December 31, 2020
Performance Materials	$2.0	$2.1
Performance Chemicals	357.7	371.2
Other intangibles, net	$359.7	$373.3

Amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Cost of sales	$—	$—	$—	$0.1
Selling, general, and administrative expenses	8.4	7.9	16.8	16.1
Total amortization expense	$8.4	$7.9	$16.8	$16.2

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2021 - $33.4 million, 2022 - $33.1 million, 2023 - $33.1 million, 2024 - $32.8 million, and 2025 - $32.8 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 8: Financial Instruments and Risk Management

Net Investment Hedges
We have fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed rate of 1.71 percent. The difference between the fixed interest rate on the U.S. dollar denominated debt compared to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $(4.4) million and $(8.6) million at June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021, we recognized net interest income associated with this financial instrument of $0.1 million and $0.2 million, respectively, and during the three and six months ended June 30, 2020, we recognized net interest income associated with this financial instrument of $0.5 million and $1.3 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statement of operations when the forecasted transaction occurs. As of June 30, 2021, there were $12.7 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.2 million and $(0.1) million at June 30, 2021 and December 31, 2020, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of June 30, 2021, we had 0.4 million and 0.7 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of June 30, 2021, open commodity contracts hedge forecasted transactions until February 2022. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2021 and December 31, 2020 was a net asset (liability) of $0.8 million and $(0.1) million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

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
As of June 30, 2021, we have floating-to-fixed interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(6.7) million and $(8.9) million at June 30, 2021 and December 31, 2020, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended June 30,
	2021	2020	2021	2020
Cash flow hedging derivatives
Currency exchange contracts	$—	$(0.1)	$—	$0.2	Net sales
Natural gas contracts	0.8	(0.1)	—	(0.5)	Cost of sales
Interest rate swap contracts	0.8	(0.4)	—	—	Interest expense, net
Total	$1.6	$(0.6)	$—	$(0.3)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
	2021	2020	2021	2020
Net investment hedging derivative
Currency exchange contracts(1)	$(2.2)	$(2.8)	$0.1	$0.5	Interest expense, net
Total	$(2.2)	$(2.8)	$0.1	$0.5

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Six Months Ended June 30,
	2021	2020	2021	2020
Cash flow hedging derivatives
Currency exchange contracts	$0.2	$0.2	$—	$0.2	Net sales
Natural gas contracts	0.9	(0.5)	0.1	(0.6)	Cost of sales
Interest rate swap contracts	2.2	(6.5)	—	—	Interest expense, net
Total	$3.3	$(6.8)	$0.1	$(0.4)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
	2021	2020	2021	2020
Net investment hedging derivative
Currency exchange contracts(1)	$4.2	$4.6	$0.2	$1.3	Interest expense, net
Total	$4.2	$4.6	$0.2	$1.3
__________
(1)    Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $0.1 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of June 30, 2021 or December 31, 2020. See Note 4 for more information regarding our fair value measurements beyond our financial instruments and risk management activities.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2021
Assets:
Currency exchange contracts(4)	$—	$0.2	$—	$0.2
Natural gas contracts (4)	—	0.8	—	0.8
Total assets	$—	$1.0	$—	$1.0
Liabilities:
Natural gas contracts (5)	$—	$—	$—	$—
Net investment hedge (6)	—	4.4	—	4.4
Interest rate swap contracts (6)	—	6.7	—	6.7
Total liabilities	$—	$11.1	$—	$11.1

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2020
Assets:
Natural gas contracts(4)	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Natural gas contracts (5)	$—	$0.2	$—	$0.2
Currency exchange contracts (5)	—	0.1	—	0.1
Net investment hedge (6)	—	8.6	—	8.6
Interest rate swap contracts (6)	—	8.9	—	8.9
Total liabilities	$—	$17.8	$—	$17.8
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 9: Debt including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	June 30, 2021
In millions, except percentages	Interest rate	Maturity date	June 30, 2021	December 31, 2020
Variable Rate Debt:
Revolving Credit Facility (1)	1.36%	2025	$—	$—
Term Loan	1.69%	2023	337.5	351.6
Other notes payable	—%	2021	—	1.8
Fixed Rate Debt:
Senior Notes
2028 Senior Note	3.88%	2028	550.0	550.0
2026 Senior Note	4.50%	2026	300.0	300.0
Finance lease obligations	7.17%	2027-2035	102.8	103.1
Total debt including finance lease obligations			1,290.3	1,306.5
Less: debt issuance costs			12.1	13.1
Total debt, including finance lease obligations, net of debt issuance costs			1,278.2	1,293.4
Less: debt maturing within one year (2)			19.5	26.0
Long-term debt including finance lease obligations			$1,258.7	$1,267.4
______________
(1)    Letters of credit outstanding under the revolving credit facility were $2.7 million and $2.3 million and undrawn capacity under the facility was $497.3 million and $497.7 million at June 30, 2021 and December 31, 2020, respectively.
(2)    Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of our and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2026 Notes or 2028 Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries, including the other series. We were in compliance with all covenants under the indentures as of June 30, 2021.
The credit agreement governing our revolving credit facility and 2017 term loan contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility and term loan facilities being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Additionally, the 2017 term loan financial covenants require Ingevity to maintain on a consolidated basis a maximum total gross leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual gross and net leverage for the four consecutive quarters ended June 30, 2021 were 2.6 and 2.2, respectively, and our actual interest coverage for the four consecutive quarters ended June 30, 2021 was 11.7. We were in compliance with all covenants at June 30, 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2020	42,913	$0.4	$121.3	$678.0	$4.7	$(162.3)	$642.1
Net income (loss)	—	—	—	48.7	—	—	48.7
Other comprehensive income (loss)	—	—	—	—	8.5	—	8.5
Common stock issued	97	—	—	—	—	—	—
Exercise of stock options, net	24	—	0.9	—	—	—	0.9
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.3)	(2.3)
Share repurchase program	—	—	—	—	—	(39.4)	(39.4)
Share-based compensation plans	—	—	2.6	—	—	—	2.6
Balance at March 31, 2021	43,034	$0.4	$124.8	$726.7	$13.2	$(204.0)	$661.1
Net income (loss)	—	—	—	44.3	—	—	44.3
Other comprehensive income (loss)	—	—	—	—	5.4	—	5.4
Common stock issued	19	—	—	—	—	—	—
Exercise of stock options, net	32	—	1.5	—	—	—	1.5
Tax payments related to vested restricted stock units	—	—	—	—	—	—	—
Share repurchase program	—	—	—	—	—	(28.7)	(28.7)
Share-based compensation plans	—	—	4.0	—	—	0.9	4.9
Balance at June 30, 2021	43,085	$0.4	$130.3	$771.0	$18.6	$(231.8)	$688.5

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Foreign currency translation
Beginning balance	$23.7	$(32.9)	$16.4	$1.5
Net gains (losses) on foreign currency translation	5.8	(1.7)	8.2	(41.8)
Gains (losses) on net investment hedges	(2.2)	(2.8)	4.2	4.6
Less: tax provision (benefit)	(0.5)	(0.6)	1.0	1.1
Net gains (losses) on net investment hedges	(1.7)	(2.2)	3.2	3.5
Other comprehensive income (loss), net of tax	4.1	(3.9)	11.4	(38.3)
Ending balance	$27.8	$(36.8)	$27.8	$(36.8)

Derivative instruments
Beginning balance	$(5.7)	$(8.2)	$(6.9)	$(3.5)
Gains (losses) on derivative instruments	1.6	(0.6)	3.3	(6.8)
Less: tax provision (benefit)	0.4	(0.2)	0.8	(1.6)
Net gains (losses) on derivative instruments	1.2	(0.4)	2.5	(5.2)
(Gains) losses reclassified to net income	—	0.3	(0.1)	0.4
Less: tax (provision) benefit	—	0.1	—	0.1
Net (gains) losses reclassified to net income	—	0.2	(0.1)	0.3
Other comprehensive income (loss), net of tax	1.2	(0.2)	2.4	(4.9)
Ending balance	$(4.5)	$(8.4)	$(4.5)	$(8.4)

Pension and other postretirement benefits
Beginning balance	$(4.8)	$(3.0)	$(4.8)	$(3.0)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	—
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	—
Other comprehensive income (loss), net of tax	0.1	—	0.1	—
Ending balance	$(4.7)	$(3.0)	$(4.7)	$(3.0)

Total AOCI ending balance at June 30	$18.6	$(48.2)	$18.6	$(48.2)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Derivative instruments
Currency exchange contracts (1)	$—	$0.2	$—	$0.2
Natural gas contracts (2)	—	(0.5)	0.1	(0.6)
Total before tax	—	(0.3)	0.1	(0.4)
(Provision) benefit for income taxes	—	0.1	—	0.1
Amount included in net income (loss)	$—	$(0.2)	$0.1	$(0.3)

Pension and other post retirement benefits
Amortization of prior service costs (2)	$0.1	$—	$0.1	$—
Total before tax	0.1	—	0.1	—
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$0.1	$—	$0.1	$—
______________
(1)    Included within "Net sales" on the condensed consolidated statement of operations.
(2)    Included within "Cost of sales" on the condensed consolidated statement of operations.

Share Repurchases
At June 30, 2021, $344.0 million remained unused under our Board-authorized repurchase program. During the three and six months ended June 30, 2021, we repurchased $28.7 million and $68.1 million in common stock, representing 356,116 and 883,666 shares of our common stock at a weighted average cost per share of $80.50 and $77.00, respectively.
Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 11: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended June 30,
	Pensions		Other Benefits
In millions	2021	2020	2021	2020
Components of net periodic benefit cost (income):
Service cost (1)	$0.5	$0.4	$—	$—
Interest cost (2)	0.2	0.3	—	—
Expected return on plan assets (2)	(0.4)	(0.3)	—	—
Amortization of prior service cost (credit) (1)	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.4	$0.4	$—	$—

	Six Months Ended June 30,
	Pensions		Other Benefits
In millions	2021	2020	2021	2020
Components of net periodic benefit cost (income):
Service cost (1)	$0.9	$0.8	$—	$—
Interest cost (2)	0.5	0.6	—	—
Expected return on plan assets (2)	(0.7)	(0.6)	—	—
Amortization of prior service cost (credit) (1)	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.8	$0.8	$—	$—
_______________
(1)    Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2)    Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.

Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the six months ended June 30, 2021. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2021, and we currently have no plans to make any voluntary cash contributions in 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 12: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Severance and other employee-related costs	$—	$5.8	$0.1	$6.0
Restructuring charges	—	5.8	0.1	6.0

Business transformation costs	4.3	1.5	8.1	1.8
Other (income) charges, net	4.3	1.5	8.1	1.8

Total restructuring and other (income) charges, net	$4.3	$7.3	$8.2	$7.8

Restructuring charges
During the second quarter of 2020, we implemented a cost reduction initiative to realign our cost structure in response to reduced demand for some of our products due to the COVID-19 pandemic. As a result of this cost reduction initiative, we recorded severance and other employee-related costs of zero and $0.1 million during the three and six months ended June 30, 2021, respectively, and $5.8 million in in the three months ended June 30, 2020. During the six months ended June 30, 2020, we recorded severance and other employee-related costs of $6.0 million, which included $0.2 million associated with the reorganization initiated in the third quarter of 2019.
Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2020(1)	Reserve(2)	Payments	Other	6/30/2021(1)
Restructuring Reserves	$0.8	0.1	(0.4)	—	$0.5
_______________
(1)    Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2)    Includes severance and other employee-related costs.

Other (income) charges, net

Business transformation initiative costs

In the first quarter of 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. We expect this business transformation initiative and related ERP implementation to be a complex, multi-year project. It requires the integration of the new ERP system with multiple new and existing information systems and business processes, in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three and six months ended June 30, 2021, of $4.3 million and $8.1 million, respectively, and during the three and six months ended June 30, 2020, of $1.5 million and $1.8 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $60-70 million of total costs, which includes $30-35 million of non-capitalizable costs, $18-20 million of which we expect to be incurred in 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 13: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate (1)	39.9%	20.5%	31.4%	18.7%
_______________
(1)    The increase in the effective tax rate in the three and six months ended June 30, 2021 was driven by a legislative tax rate change.
.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

The below tables provide a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2021			2020
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$73.7	$29.4	39.9%	$25.4	$5.2	20.5%
Discrete items:
Restructuring and other (income) charges, net (1)	—	—		7.3	1.7
Acquisition and other-related costs (2)	—	—		0.4	0.1
Legislative tax rate changes (3)	—	(14.7)		—	—
Other tax only discrete items	—	0.1		—	(0.1)
Total discrete items	—	(14.6)		7.7	1.7
Consolidated operations, before discrete items	$73.7	$14.8		$33.1	$6.9
Quarterly effect of changes in the EAETR			20.1%			20.8%

	Six Months Ended June 30,
	2021			2020
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$135.5	$42.5	31.4%	$80.6	$15.1	18.7%
Discrete items:
Restructuring and other (income) charges, net (1)	0.1	—		7.8	1.8
Acquisition and other-related costs (2)	—	—		1.7	0.4
Legislative tax rate changes (3)	—	(14.7)		—	—
Other tax only discrete items	—	0.2		—	1.2
Total discrete items	0.1	(14.5)		9.5	3.4
Consolidated operations, before discrete items	$135.6	$28.0		$90.1	$18.5
EAETR (4)			20.6%			20.5%
_______________
(1)    See Note 12 for more information on our restructuring and other (income) charges, net.
(2)    Costs incurred to integrate the Perstorp Capa business into our Performance Chemicals segment.
(3)    Legislative tax rate changes, enacted in the United Kingdom ("UK"), resulted in discrete tax expense of $14.7 million related to the revaluation of our net deferred tax liability associated with our UK operations. The corporate tax rate in the UK increased from 19.0% to 25.0%.
(4)    Increase in EAETR for the six months ended June 30, 2021, as compared to June 30, 2020, is due to an overall increase and a change in the mix of forecasted earnings in various tax jurisdictions with varying rates. This increase in earnings was partially offset by an increased benefit associated with foreign-derived intangible income deduction.

At June 30, 2021 and December 31, 2020, we had deferred tax assets of $9.0 million and $8.4 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2021, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

Note 14: Commitments and Contingencies

Legal Proceedings
We are, from time to time, involved in routine litigation and other legal matters incidental to our operations. None of the litigation or other legal matters in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition, liquidity, or results of operations, nor are we aware of any material pending or contemplated proceedings.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
(Unaudited)

Note 15: Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales
Performance Materials	$126.0	$84.4	$266.7	$205.5
Performance Chemicals	232.4	186.2	412.0	353.3
Total net sales (1)	$358.4	$270.6	$678.7	$558.8

Segment EBITDA (2)
Performance Materials	$61.3	$23.3	$135.0	$84.5
Performance Chemicals	56.4	43.9	88.1	74.9
Total segment EBITDA (2)	$117.7	$67.2	$223.1	$159.4
Interest expense, net	(12.2)	(10.0)	(24.6)	(20.9)
(Provision) benefit for income taxes	(29.4)	(5.2)	(42.5)	(15.1)
Depreciation and amortization - Performance Materials	(8.8)	(7.3)	(17.9)	(14.5)
Depreciation and amortization - Performance Chemicals	(18.3)	(16.8)	(36.2)	(33.9)
Restructuring and other income (charges), net (3)	(4.3)	(7.3)	(8.2)	(7.8)
Acquisition and other-related costs (4)	(0.4)	(0.4)	(0.7)	(1.7)
Net income (loss)	$44.3	$20.2	$93.0	$65.5
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
(3)    Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three and six months ended June 30, 2021, charges of $1.7 million and $3.4 million relate to the Performance Materials segment and charges of $2.6 million and $4.8 million relate to the Performance Chemicals segment, respectively. For the three and six months ended June 30, 2020, charges of $2.7 million and $2.9 million relate to the Performance Materials segment and charges of $4.6 million and $4.9 million relate to the Performance Chemicals segment, respectively. For more detail on the charges incurred see Note 12.
(4)    For the three and six months ended June 30, 2021, charges of $0.2 million and $0.2 million relate to the acquisition of a strategic investment in the Performance Materials segment and charges of $0.2 million and $0.5 million relate to the integration of the Perstorp Capa business into our Performance Chemicals segment, respectively. For the three and six months ended June 30, 2020, all charges relate to the integration of the Perstorp Capa business into our Performance Chemicals segment.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2021
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except share and per share data	2021	2020	2021	2020
Net income (loss)	$44.3	$20.2	$93.0	$65.5

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.11	$0.49	$2.31	$1.58
Diluted earnings (loss) per share	1.10	0.49	2.30	1.57

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	40,030	41,233	40,226	41,463
Weighted average additional shares assuming conversion of potential common shares	288	137	279	199
Shares - diluted basis	40,318	41,370	40,505	41,662

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Average number of potential common shares - antidilutive	93	288	76	286

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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A of our 2020 Annual Report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•adverse effects from the novel coronavirus ("COVID-19") pandemic;
•we may be adversely affected by general economic and financial conditions beyond our control;
•we are exposed to risks related to our international sales and operations;
•our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;
•our operations require us to comply with a number of U.S. and foreign regulations, violations of which could have a material adverse effect on our financial condition and results of operations;
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
•from time to time, we are called upon to protect our intellectual property rights and proprietary information through litigation and other means;
•if we are unable to protect our intellectual property and other proprietary information, we may lose significant competitive advantage;
•information technology security breaches and other disruptions;
•complications with the design or implementation of our new enterprise resource planning system;
•changes in government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies, tariffs and the chemicals industry; and
•losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.
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

Recent Developments
Strategic Investment
During the three months ended June 30, 2021, our Performance Materials segment acquired a strategic equity investment in a privately-held company for $16.5 million. Our strategic equity investment is accounted for under the equity method of accounting, which requires us to record our initial investment at cost. Subsequently, we will recognize, through the condensed consolidated statements of operations (Other (income) expense, net) and as an adjustment to the investment balance (Other assets), our proportionate share of undistributed earnings or loss and the amortization of basis differences. At each reporting period, we will evaluate our investment to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. The carrying value of our strategic equity investment was $16.5 million at June 30, 2021 and zero at December 31, 2020. There were no adjustments to the carrying value of our strategic equity investment for impairment or observable price changes during the three months ended June 30, 2021.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales	$358.4	$270.6	$678.7	$558.8
Cost of sales	218.6	186.7	412.7	360.3
Gross profit	139.8	83.9	266.0	198.5
Selling, general, and administrative expenses	47.5	34.5	87.5	73.0
Research and technical expenses	5.9	5.4	12.5	11.6
Restructuring and other (income) charges, net	4.3	7.3	8.2	7.8
Acquisition-related costs	0.4	0.4	0.7	1.7
Other (income) expense, net	(4.2)	0.9	(3.0)	2.9
Interest expense, net	12.2	10.0	24.6	20.9
Income (loss) before income taxes	73.7	25.4	135.5	80.6
Provision (benefit) for income taxes	29.4	5.2	42.5	15.1
Net income (loss)	$44.3	$20.2	$93.0	$65.5

Net sales and Gross profit
The table below shows the 2021 Net sales and percentage variances from 2020:

		Percentage change vs. prior year
In millions, except percentages	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2021	$358.4	32%	1%	4%	27%
Six months ended June 30, 2021	$678.7	21%	1%	3%	17%
Three Months Ended June 30, 2021 vs. 2020
Net sales increase of $87.8 million in 2021 was primarily driven by favorable volume growth in both of our segments for a combined impact of $73.1 million and favorable pricing and product mix of $12.0 million. Additionally, favorable foreign currency exchange impacted Net sales by $2.7 million, primarily related to euro and Chinese renminbi denominated sales.

Gross profit increase of $55.9 million was driven by favorable sales volume of $38.9 million and favorable pricing and product mix of $10.1 million. Also contributing to the increase was lower manufacturing costs of $6.0 million, driven by higher plant throughput, offset slightly by increased freight and warehousing costs, as a result of increased volume demand, and favorable foreign currency exchange of $0.9 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Six Months Ended June 30, 2021 vs. 2020
Net sales increase of $119.9 million in 2021 was primarily driven by favorable volume growth in both of our segments for a combined impact of $98.7 million and favorable pricing and product mix of $15.3 million. Additionally, favorable foreign currency exchange impacted Net sales by $5.9 million, primarily related to euro and Chinese renminbi denominated sales.
Gross profit increase of $67.5 million was driven by favorable sales volume of $52.4 million, favorable pricing and product mix of $14.9 million, and favorable foreign currency exchange of $1.7 million. These positive impacts were slightly offset by higher net manufacturing costs of $1.5 million driven by freight, raw material price inflation, energy costs, and depreciation expenses, partially offset by higher plant throughput as a result of increased volume demand. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Three Months Ended June 30, 2021 vs. 2020
Selling, general and administrative expenses ("SG&A") increased $13.0 million in 2021 compared to the significantly COVID-19 impacted prior year. The change in SG&A was driven by higher employee-related costs of $10.5 million, increased amortization expense of $1.3 million, and higher travel and other miscellaneous expense of $1.2 million. SG&A expenses as a percentage of Net sales increased slightly to 13.3 percent for the three months ended June 30, 2021 from 12.7 percent in 2020, driven by lower employee-related and travel costs in 2020 due to the impact of COVID-19.
Six Months Ended June 30, 2021 vs. 2020
SG&A increased $14.5 million in 2021 compared to 2020. The change in SG&A was driven by higher employee-related costs of $16.1 million, of which $4.2 million related to a one-time benefit recorded in 2020, and increased amortization expense of $1.6 million. The higher employee-related costs and amortization expense were partially offset by reduced legal, travel and other miscellaneous costs of $3.2 million. SG&A expenses as a percentage of Net sales decreased slightly to 12.9 percent for the six months ended June 30, 2021 from 13.1 percent in 2020, driven by the lower spending in 2020 due to COVID-19 and higher sales in 2021.
Research and technical expenses
Three Months Ended June 30, 2021 vs. 2020
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.6 percent from 2.0 percent for the three months ended June 30, 2021 and 2020, respectively.
Six Months Ended June 30, 2021 vs. 2020
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.8 percent from 2.1 percent for the six months ended June 30, 2021 and 2020, respectively.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2021 vs. 2020
Restructuring and other (income) charges, net were $4.3 million and $8.2 million for the three and six months ended June 30, 2021, respectively, and $7.3 million and $7.8 million for the three and six months ended June 30, 2020, respectively. See Note 12 within the condensed consolidated financial statements for more information.
Acquisition-related costs
Three and Six Months Ended June 30, 2021 vs. 2020
Acquisition-related costs were $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $1.7 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, charges of $0.2 million and $0.2 million relate to the acquisition of a strategic investment in the Performance Materials segment, respectively, and charges of $0.2 million and $0.5 million relate to the integration of the Perstorp Capa business into our Performance Chemicals segment, respectively. For the three and six months ended June 30, 2020, all charges relate to the integration of the Perstorp Capa business into our Performance Chemicals segment.
Other (income) expense, net
Three and Six Months Ended June 30, 2021 vs. 2020

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Foreign currency exchange (income) loss	$0.2	$(0.1)	$1.9	$0.6
Impairment of equity investment (1)	—	0.1	—	1.4
Other (income) expense, net	(4.4)	0.9	(4.9)	0.9
Total Other (income) expense, net	$(4.2)	$0.9	$(3.0)	$2.9
_______________
(1)    Represents an impairment charge recorded during the three months ended March 31, 2020 related to an equity investment within our Performance Materials segment.

Interest expense, net
Three and Six Months Ended June 30, 2021 vs. 2020

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Interest expense on finance lease obligations	$1.9	$1.6	3.7	3.1
Interest expense on revolving credit and term loan facilities(1)	2.0	6.3	4.2	14.0
Interest expense on senior notes(1)	9.2	3.4	18.4	6.9
Interest income associated with our Restricted investment	(0.5)	(0.5)	(1.0)	(1.0)
Capitalized interest	—	(0.1)	(0.2)	(0.4)
Fixed-to-fixed cross-currency interest rate swap(2)	(0.1)	(0.5)	(0.2)	(1.3)
Other interest (income) expense, net	(0.3)	(0.2)	(0.3)	(0.4)
Total Interest expense, net	$12.2	$10.0	$24.6	$20.9
_______________
(1)    See Note 9 within the condensed consolidated financial statements for more information.
(2)    See Note 8 within the condensed consolidated financial statements for more information.

Provision (benefit) for income taxes
Three and Six Months Ended June 30, 2021 vs. 2020
For the three months ended June 30, 2021 and 2020, our effective tax rate was 39.9 percent and 20.5 percent, respectively. Excluding discrete items, the effective rate was 20.1 percent compared to 20.8 percent in the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, our effective tax rate was 31.4 percent and 18.7 percent, respectively. Excluding discrete items, the effective rate was 20.6 percent compared to 20.5 percent in the six months ended June 30, 2021 and 2020, respectively. An explanation of the change in the effective tax rate is presented in Note 13 to the condensed consolidated financial statements.

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
Performance Materials

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Performance Materials - Net sales(1)	$126.0	$84.4	$266.7	$205.5
Segment EBITDA	$61.3	$23.3	$135.0	$84.5
______________
(1)    Beginning in Q1 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Automotive Technologies and Process Purification product lines have been combined within the Performance Materials segment.

The table below shows the 2021 Net sales and percentage variances from 2020:

	Percentage change vs. prior year
Performance Materials (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2021	$126.0	49%	3%	3%	43%
Six months ended June 30, 2021	$266.7	30%	2%	3%	25%
Three Months Ended June 30, 2021 vs. 2020
Segment net sales increase of $41.6 million in 2021 was driven by $36.4 million in volume growth, primarily in automotive products, favorable pricing and product mix of $2.4 million, and favorable foreign currency exchange of $2.8 million.
Segment EBITDA increased $38.0 million primarily due to favorable volume of $23.8 million, favorable pricing and product mix of $2.4 million, and lower manufacturing costs of $12.4 million due to increased plant throughput. These increases were partially offset by increased SG&A and research and technical expenses of $5.5 million. Favorable foreign currency exchange and increased other miscellaneous income positively impacted Segment EBITDA by $4.9 million.
Six Months Ended June 30, 2021 vs. 2020
Segment net sales increase of $61.2 million in 2021 was driven by $50.9 million in volume growth, primarily in automotive products, favorable pricing and product mix of $5.3 million, and favorable foreign currency exchange of $5.0 million.

Segment EBITDA increased $50.5 million primarily due to favorable volume of $35.2 million, favorable pricing and product mix of $5.8 million, and lower manufacturing costs of $8.2 million due to increased plant throughput. These increases were partially offset by increased SG&A and research and technical expenses of $6.0 million. Favorable foreign currency exchange and increased other miscellaneous income positively impacted Segment EBITDA by $7.3 million.
Performance Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net Sales
Pavement Technologies product line	67.7	63.9	89.1	84.6
Industrial Specialties product line(1)	120.1	90.7	232.2	200.8
Engineered Polymers product line	44.6	31.6	90.7	67.9
Total Performance Chemicals - Net sales	$232.4	$186.2	$412.0	$353.3
Segment EBITDA	$56.4	$43.9	$88.1	$74.9
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

The table below shows the 2021 Net sales and percentage variances from 2020:

	Percentage change vs. prior year
Performance Chemicals (In millions, except percentages)	Net sales	Total change	Currency effect	Price/Mix	Volume
Three months ended June 30, 2021	$232.4	25%	—%	5%	20%
Six months ended June 30, 2021	$412.0	17%	—%	3%	14%
Three Months Ended June 30, 2021 vs. 2020
Segment net sales increase of $46.2 million was driven mainly by favorable volume of $36.7 million, consisting of volume increases in industrial specialties products ($25.2 million), engineered polymers products ($10.2 million), and pavement technologies products ($1.3 million). Segment net sales were also impacted by favorable pricing implemented during the quarter in response to raw material inflation as well as product sales mix for a net impact of $9.6 million. The net price/mix impact was driven by increases in engineered polymers ($4.4 million), industrial specialties ($3.3 million), and pavement technologies ($1.9 million). Additionally, unfavorable foreign currency exchange impacted Net sales by $0.1 million.
Segment EBITDA increased by $12.5 million primarily due to an increase in volume of $15.1 million, favorable pricing and product mix of $7.7 million, and increased other miscellaneous income of $1.8 million. These favorable operating results were offset slightly by higher manufacturing costs of $4.4 million due to higher energy and freight costs, higher SG&A expenses of $6.4 million, and unfavorable foreign currency exchange of $1.3 million.

Six Months Ended June 30, 2021 vs. 2020
Segment net sales increase of $58.7 million was driven mainly by favorable volume of $47.8 million, consisting of volume increases in industrial specialties products ($28.5 million), engineered polymers products ($18.6 million), and pavement technologies products ($0.7 million). Segment net sales were also impacted by favorable pricing implemented during the first half of 2021 in response to raw material inflation as well as product sales mix for a net impact of $10.0 million. The net price/mix impact was driven by increases in engineered polymers ($5.6 million), pavement technologies ($3.1 million), and industrial specialties ($1.3 million). Additionally, favorable foreign currency exchange impacted Net sales by $0.9 million.
Segment EBITDA increased by $13.2 million primarily due to an increase in volume of $17.2 million and favorable pricing and product mix of $9.1 million. These favorable operating results were offset slightly by higher manufacturing costs of $5.7 million due to higher energy and freight costs, higher SG&A expenses of $6.7 million, and unfavorable foreign currency exchange of $0.7 million.
Use of Non-GAAP Financial Measure - Adjusted EBITDA
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance with GAAP, and has provided a reconciliation to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation or as a substitute for Net income (loss), the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth below.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net income (loss) (GAAP)	$44.3	$20.2	$93.0	$65.5
Interest expense, net	12.2	10.0	24.6	20.9
Provision (benefit) for income taxes	29.4	5.2	42.5	15.1
Depreciation and amortization - Performance Materials	8.8	7.3	17.9	14.5
Depreciation and amortization - Performance Chemicals	18.3	16.8	36.2	33.9
Restructuring and other (income) charges, net	4.3	7.3	8.2	7.8
Acquisition and other-related costs	0.4	0.4	0.7	1.7
Adjusted EBITDA (Non-GAAP)	$117.7	$67.2	$223.1	$159.4

Adjusted EBITDA
Three and Six Months Ended June 30, 2021 vs. 2020
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Company Outlook

In millions	2021 Guidance
Net sales	$1,320 - $1,360
Adjusted EBITDA	$425 - $440
Operating Cash Flow	$300 - $320
Capital Expenditures	$100 - 120
Free Cash Flow*	~$200
*Calculated as Operating Cash Flow less Capital Expenditures
Based on our solid performance in the second quarter and first half of the year and the continued robust demand for our products, we are increasing our fiscal year 2021 guidance for sales to be between $1.32 and $1.36 billion and adjusted EBITDA to between $425 and $440 million. We expect issues related to the availability and rising costs of logistics, raw materials inflation and automotive sector input disruptions to be ongoing headwinds throughout the rest of the year. We are paying close attention to supply and demand in the market and will pass through costs to ensure we extract the optimal value for our products. Despite these macro headwinds, we see reason for optimism. We believe Performance Materials will benefit in 2022 and beyond from the expected rebound in automotive production as a result of pent-up vehicle demand. We also expect continued robust demand for our Performance Chemicals products and will pursue further improved pricing to offset higher raw materials costs.
A reconciliation of net income to adjusted EBITDA as projected for 2021 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related costs; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2021, our undrawn capacity under our revolving credit facility was $497.3 million. Over the next twelve months, we expect to make interest payments, capital expenditures, expenditures related to our business transformation initiative, principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facilities, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $233.3 million at June 30, 2021. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2021 included $86.0 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and potentially subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.

Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock and rescinded the prior two outstanding authorizations. Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors. During the three and six months ended June 30, 2021, we repurchased $28.7 million and $68.1 million in common stock, representing 356,116 and 883,666 shares of our common stock at a weighted average cost per share of $80.50 and $77.00, respectively. At June 30, 2021, $344.0 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2021 capital expenditures are $100 - $120 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2021.
Cash flow comparison of Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
In millions	2021	2020
Net cash provided by (used in) operating activities	$116.9	$109.1
Net cash provided by (used in) investing activities	(57.2)	(37.4)
Net cash provided by (used in) financing activities	(83.6)	45.9
Cash flows provided by (used in) operating activities
During the first six months of 2021, cash flow provided by operations increased primarily due to higher earnings driven by the increase in net sales. The increase in net sales also drove higher accounts receivable and corresponding plant production that resulted in higher inventory levels, which negatively impacted the cash flow provided by operations compared to 2020. Below provides a description of the changes to working capital during the first six months of 2021 (i.e. current assets and current liabilities).

Current Assets and Liabilities

In millions	June 30, 2021	December 31, 2020
Cash and cash equivalents	$233.3	$257.7
Accounts receivable, net	177.3	148.0
Inventories, net	214.5	189.0
Prepaid and other current assets	44.5	34.0
Total current assets	$669.6	$628.7
Current assets as of June 30, 2021 increased $40.9 million compared to December 31, 2020, primarily due to increases in Accounts receivable, net and Inventories, net. Accounts receivable, net as of June 30, 2021, increased $29.3 million due to increased sales during the quarter ended June 30, 2021 compared to the quarter ended December 31, 2020. Inventories increased by $25.5 million mainly due to the build of inventory to support forecasted sales. These increases were offset by a decrease in Cash and cash equivalents of $24.4 million compared to the balance at December 31, 2020. Additionally, Prepaid and other current assets increased by $10.5 million, primarily related to prepaid insurance and services.

In millions	June 30, 2021	December 31, 2020
Accounts payable	$115.6	$104.2
Accrued expenses	44.0	46.6
Accrued payroll and employee benefits	29.2	25.1
Current operating lease liabilities	15.7	16.2
Notes payable and current maturities of long-term debt	19.5	26.0
Income taxes payable	8.8	5.3
Total current liabilities	$232.8	$223.4
Current liabilities as of June 30, 2021, increased by $9.4 million compared to December 31, 2020, primarily driven by an increase in Accounts payable and Accrued payroll and employee benefits. This increase was offset partially by decreases in Current operating lease liabilities, Notes payable and current maturities of long-term debt, and Accrued expenses.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the six months ended June 30, 2021 was $57.2 million and was primarily driven by capital expenditures. In the six months ended June 30, 2021 and 2020, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (see Note 12 within the condensed consolidated financial statements for more information). Also, during six months ended June 30, 2021, we acquired a strategic equity investment in a privately-held company for $16.5 million.

Capital expenditure categories	Six Months Ended June 30,
In millions	2021	2020
Maintenance	$17.6	$22.2
Safety, health and environment	5.4	6.1
Growth and cost improvement	17.9	6.2
Total capital expenditures	$40.9	$34.5

Cash flows provided by (used in) financing activities
Cash used in financing activities in the six months ended June 30, 2021 was $83.6 million and was driven by the repurchase of common stock of $68.1 million, payments on long-term borrowings of $14.1 million, and tax payments related to withholdings on restricted stock unit vestings of $2.3 million. Cash provided by financing activities in the six months ended June 30, 2020 was $45.9 million and was primarily driven by net borrowings of $88.8 million from our revolving credit facility, offset by payments on long-term borrowings of $9.4 million, tax payments related to withholdings on restricted stock unit vestings of $3.0 million, and the repurchase of common stock of $32.4 million.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
Information related to our contractual commitments at December 31, 2020 can be found in a table included within Part II, Item 7 of our 2020 Annual Report. Except as described above, there have been no material changes to our contractual commitments during the six months ended June 30, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have non-U.S.-based operations, primarily in Europe, South America and Asia, which accounted for approximately 26 percent of our net sales in the first six months of 2021. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, our domestic operations have sales to foreign customers, and in the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are, therefore, subject to change due to fluctuations in foreign currency exchange rates when our foreign currency denominated transactions are translated into U.S. dollars. In some cases, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2021, would have impacted our net sales and income before income taxes by approximately $8.5 million or one percent, and $3.0 million or two percent, respectively.
Interest rate risk
As of June 30, 2021, approximately $338 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of June 30, 2021 would increase our annual interest expense by approximately $3.4 million or seven percent.
As of June 30, 2021, we have entered into interest rate swaps with an aggregate notional amount of $166.2 million to limit exposure to interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of the interest rate swap, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(6.7) million and $(8.9) million at June 30, 2021 and December 31, 2020, respectively.

Other market risks
Information about our other remaining market risks for the period ended June 30, 2021 does not differ materially from that discussed under Item 7A of our 2020 Annual Report.

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
As of June 30, 2021, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting
There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.
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

ITEM 1A.    RISK FACTORS
There have been no material changes in Ingevity's risk factors discussed in Part I, Item 1A of the 2020 Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2021	52,216	$76.52	52,216	$368,643,264
May 1-31, 2021	—	$—	—	$368,643,264
June 1-30, 2021	303,900	$81.18	303,900	$343,973,127
Total	356,116		356,116
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
Date: July 29, 2021