Form 10-K
period 2021-12-31
Ingevity Corp
filed 2022-02-24
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
                            ☒
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
At June 30, 2021, the aggregate market value of common stock held by non-affiliates of the Registrant was $3,236,560,518. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 39,000,200  shares of common stock, $0.01 par value, outstanding at February 21, 2022.

Documents Incorporated by Reference
Portions of the Company's definitive 2022 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

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
•we may be adversely affected by general global economic and financial conditions beyond our control, including inflation;
•we are exposed to risks related to our international sales and operations;
•adverse conditions in the automotive market have and may continue to negatively impact demand for our automotive carbon products;
•we face competition from substitute products, new technologies and new or emerging competitors;
•if more stringent air quality standards worldwide are not adopted, our growth could be impacted;
•we may be adversely affected by a decrease in government infrastructure spending;
•adverse conditions in cyclical end markets may adversely affect demand for our products;
•our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply and subject to price increases that we may be unable to pass through;
•lack of access to sufficient CTO and other raw materials upon which we depend would impact our ability to produce our products;
•our engineered polymers product line may be adversely affected by the United Kingdom’s ("UK") withdrawal from the European Union;
•the inability to make or effectively integrate future acquisitions may negatively affect our results;
•we are dependent upon third parties for the provision of certain critical operating services at several of our facilities;
•we may continue to be adversely affected by disruptions in our supply chain;
•the occurrence of natural disasters and extreme weather or other unanticipated problem such as labor difficulties (including work stoppages), equipment failure or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;
•we are dependent upon attracting and retaining key personnel;
•we are dependent on certain large customers;
•from time to time, we may be engaged in legal actions associated with our intellectual property rights;
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

PART I
Item 1. Business
General
Ingevity provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems, while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive components that reduce gasoline vapor emissions, asphalt paving, oil exploration and production, agrochemicals, adhesives, lubricants, publication inks, coatings, elastomers, and bioplastics. We operate in two reporting segments: Performance Materials and Performance Chemicals.
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "Ingevity," the "Company," "we," "us," or "our" means Ingevity Corporation and its consolidated subsidiaries and their predecessors.
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
The table below illustrates our product lines and the primary end uses for our products by segment, as well as our revenue by segment for fiscal year 2021. For more information on our U.S. and foreign operations, see Notes 4 and 19, to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Performance Materials	Performance Chemicals
Product Lines		Pavement Technologies	Industrial Specialties	Engineered Polymers
Primary End Uses	Gasoline vapor emissions control Purification of food, water, beverages and chemicals	Warm mix asphalt Pavement preservation Pavement reconstruction and recycling	Adhesives Agrochemicals Lubricants Printing inks Industrial intermediates Oilfield	Coatings Resins Elastomers Adhesives Bioplastics Medical devices
2021 Revenue	$516.8 million	$874.7 million

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
Intellectual Property
Intellectual property, including patents, closely guarded trade secrets and highly proprietary manufacturing know-how, as well as other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy includes filing patent and trademark applications where appropriate for proprietary developments, as well as protecting our trade secrets. We actively create, protect, and enforce our intellectual property rights. We are filing for and being granted patents for product and process developments for our Performance Materials business that we believe are both novel and consistent with trends in the technological development of engines. Our Evotherm® Warm Mix Asphalt technology is supported by numerous global patents. Additionally, our caprolactone and related technologies are supported by numerous global patents and trademarks, as well as proprietary manufacturing and technical know-how. The protection afforded by our patents and trademarks varies based on country, scope, and coverage, as well as the availability of legal remedies. Although our intellectual property taken as a whole is material to the business, there is no individual patent or trademark the loss of which could have a material adverse effect on the business.
On July 19, 2018, Ingevity filed suit against BASF Corporation (“BASF”) in the United States District Court for the District of Delaware (the “Delaware Proceeding”) alleging BASF infringed Ingevity’s patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the “844 Patent”). On February 14, 2019, BASF asserted counterclaims against Ingevity in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the “BASF Counterclaims”). The BASF Counterclaims relate to Ingevity’s enforcement of the 844 Patent and Ingevity’s entry into several supply agreements with customers of its fuel vapor canister honeycombs. The U.S. District Court dismissed Ingevity’s patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million when the court enters judgment. In addition, BASF may seek pre- and post-judgment interest and attorneys’ fees and costs in amounts that they will have to support at a future date.
We disagree with the verdict, including the court’s application of the law, and we intend to seek judgment as a matter of law in the Delaware Proceeding post-trial briefing stage and on appeal, if necessary. In addition, we intend to challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to eighteen months.
Seasonality
There are a variety of seasonal dynamics, including global climate and weather conditions, that impact our businesses, though none have currently materially affected our financial results, except in the case of the pavement technologies product line, where roughly 70 to 75 percent of revenue is generated between April and September. From a supply perspective, this seasonality is effectively managed through pre-season inventory build and active inventory management throughout the year.
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
Leveraging Sustainability
Throughout our Performance Chemicals and Performance Materials portfolios, we are a leader in adding value to products made from renewable materials and in derivatizing technologies that impart desirable environmental benefits in their use. To create a majority of our chemistries, we take crude tall oil from pine trees and hardwood sawdust (both co-products of the lumber, paper and furniture-making industries) and convert them into products that benefit customers, the environment and society.
For the caprolactone-based products in our Performance Chemicals segment – although derived from traditional feedstocks – these solutions enable performance attributes in end-use markets that directly help customers and consumers meet sustainability goals. The superior durability of Capa-based technologies extends product life and helps make materials fully biodegradable.
Put simply: Ingevity’s products help customers reduce their ecological impact. Our asphalt emulsifiers enable pavement recycling that reuses up to 100 percent of existing materials to create longer-lasting roads. Our automotive activated carbon products improve the air we breathe by recovering 8 million gallons of gasoline daily. Our lubricant technologies increase tool life and simplify formulations. And our alternative-fuel vehicle technology enables the use of renewable natural gas as fuel for pickup trucks.
Our business is built on our ability to maximize the value and utility of materials over their lifecycle, and we will continue to enhance this value proposition through future acquisitions and new product development.
Human Capital Management
Talent
Our employees are critical to our success, and we strive to provide a safe, rewarding and respectful workplace where our people are provided with opportunities to pursue career paths based on skills, performance and potential. Ingevity is dependent upon our talented production workers who are key to ensuring safe and successful operations, as well as upon engineering, technical, sales and application specialists, together with experienced industry professionals, who are integral to our success. Additionally, we rely on senior management in order to establish and execute our business strategies. Our success depends, in part, on our ability to attract, retain and motivate these key performers. Our failure to attract and retain individuals making significant contributions could adversely affect our financial condition and results of operations.
We currently employ approximately 1,850 employees, of whom approximately 75 percent are employed in the U.S. Approximately 19 percent of our employees are represented by domestic (i.e., U.S.) labor unions under various collective bargaining agreements ("CBA"). We engage in negotiations with labor unions for new CBAs from time to time based upon expiration dates of agreements and statutory requirements. We consider our relationships with all salaried, union hourly and non-hourly employees to be positive and collaborative.
During the second quarter of 2021, at our Crossett, Arkansas Performance Chemicals' manufacturing facility, the International Association of Machinists and Aerospace Workers Union ("IAM") AFL-CIO Local 1362 ratified a three-year CBA, which expires March 1, 2024. Further, in the second quarter of 2021, at our Covington, Virginia Performance Materials' manufacturing facility, the International Brotherhood of Electrical Workers (“IBEW”) AFL-CIO Local Union 464 ratified a four-year CBA which expires January 15, 2025.
In addition, at our Covington, Virginia Performance Materials' manufacturing facility, the CBA with the Covington Paper Workers Union, Affiliated with The Association of Western Pulp and Paper Workers (“AWPPW”) Local 675 expired on December 1, 2021. The Company and Covington AWPPW began contract negotiations in November 2021 and the parties continue to operate under the expired CBA while contract renewal discussions continue.

Diversity, Equity & Inclusion
In 2021, we welcomed a new Chief Diversity, Equity and Inclusion Officer (CDEIO). Establishing the CDEIO role is an important step in our efforts to cultivate diversity, equity and inclusion (DEI), and a unique sense of belonging at the company, all of which enhance our ability to deliver on our mission to purify, protect and enhance the world. Incubating diverse talent will allow us to harness diverse insights that fuel innovation and create value for customers.
Over the past year, we have ensured our community can live, learn and earn by increasing recruitment of diverse talent through diverse candidate slates, diverse interview teams and gender-neutral job descriptions. Our new diversity recruiting strategy is focused on ensuring everyone has an equitable experience, diversifying our talent pipeline through DEI programs and enhancing strategic diversity partnerships. We are partnering with organizations such as the National Society of Black Engineers (NSBE), National Black MBA Association, Society of Women Engineers (SWE), Society of Hispanic Engineers (SHPE), Society of Asian Scientist and Engineers (SASE), Corporate Gray with a focus on military recruiting and historically black colleges and universities to broaden our candidate pool.
A more diverse leadership continues to positively impact our growth and success. Today, our board of directors is 38 percent women and 13 percent racially and ethnically diverse, and our executive team is 29 percent women-led and 14 percent racially and ethnically diverse. Our Women’s Network employee resource group (ERG) served as a catalyst for building community, supporting personal and professional development, and strengthening our business impact internally and externally. We also recently launched two new ERGs in support of our Black and Hispanic employees. ERGs aim to foster a diverse, inclusive workplace by promoting a positive and inclusive employee experience.
Performance Management
We evaluate employee performance holistically, with a view that looks at the progress against goals and direct contributions of the employee and the level of impact they had on the business. These include key accomplishments that supported the team, our business, our customers and/or internal customers and behaviors that align with Ingevity's core values. In 2019, we launched a more modern approach to performance management, called Perform. This approach encourages collaborative partnerships and ongoing conversations between managers and employees to improve performance, meet goals, drive business results and increase employee engagement. Performance conversations often occur monthly or more frequently, and quality is monitored through frequent surveys.
Health & Safety
Ingevity has a world-class safety program and a strong safety culture. Personal, process and public safety is a core value at Ingevity. We work hard to protect employees, contractors and the communities where we operate from injuries, illnesses and incidents through the design of safe operations, continuous improvement of personal and process safety performance, management systems and programs, a strong culture of compliance, and a commitment to zero harm to people and the environment.
In 2021, we continued our efforts to increase reporting of and response to near miss incidents to prevent more serious injuries before they could occur. This included efforts to increase the number of near misses reported and an increase in reporting by a broader number of employees. We also continued to improve safety training, further expanded the use of leading indicators to ensure effective initiatives are proactively implemented, and improved incident investigation quality to ensure contributing factors are appropriately identified and addressed. Employees were trained on the importance of our Life Saving Rules, put in place to prevent fatalities and serious injuries through leadership videos, monthly interactive training packages, and upgraded procedures, checklists, work permits and audits.

Segments
Performance Materials
We engineer, manufacture, and sell hardwood-based, chemically activated carbon products, which are produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in cars, trucks, motorcycles, and boats. To maximize the productivity of our manufacturing assets, we also produce a number of other activated carbon products for food, water, beverage, and chemical purification applications.
Our automotive activated carbon products primarily take the form of granules, pellets and honeycomb "scrubbers", which are primarily utilized in vehicle-based gasoline vapor emission control systems to capture gasoline vapors that would otherwise be released into the atmosphere as volatile organic compounds. The captured gasoline vapors are largely purged from the activated carbon and re-directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive activated carbon products are part of a system that improves the environment and fuel efficiency. Performance Materials' net sales for 2021, 2020, and 2019 were $516.8 million, $510.0 million, and $490.6 million, respectively. The chart below reflects our 2021 Performance Materials' net sales by geography. Sales are assigned to geographic areas based on the location of the third party to which product was shipped.
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
Customers
We sell our automotive technologies products to approximately 80 customers around the globe. In 2021, our ten largest customers accounted for approximately 90 percent of sales. We are the trusted source of these products for many of the world’s largest automotive parts manufacturers, including BorgWarner Inc. (previously Delphi Technologies PLC), A. Kayser Automotive System GmbH, Korea Fuel-Tech Corporation, MAHLE GmbH, and many other large and small component manufacturers throughout the global automotive supply chain. Our process purification products are sold to approximately 90 customers globally. We sell our automotive technologies and process purification products primarily through our own direct sales force in North America, Europe, South America and Asia and also have a smaller, focused network of third-party distributors that have established a strong direct sales and marketing presence in North America and China.

Competition
Our competitors include Cabot Corp. (sold to One Equity Partners on Nov. 26, 2021), Kuraray Co., Ltd., and several domestic U.S. manufacturers and distributors of imported products and Chinese manufacturers. Ingevity has a decades-long track record of providing activated carbon that achieves life-of-vehicle emission standards. Given the imperative for automotive manufacturers to produce vehicles for the U.S., Canada, and China markets capable of meeting life-of-vehicle emission standards, or potentially face expensive recalls and unfavorable publicity, our automotive activated carbon products provide our customers the low-risk choice for this high performance application. Additionally, we are well-positioned to meet increasing emissions standards around the world.
Performance Chemicals
Ingevity’s Performance Chemicals segment is comprised of three product lines: pavement technologies, industrial specialties, and engineered polymers. Our products are utilized in warm mix paving, pavement preservation, pavement reconstruction and recycling, adhesives, agrochemical dispersants, lubricants, printing inks, coatings, resins, elastomers, bioplastics, medical devices, oil well service additives, oil production and downstream applications, and other diverse industrial uses. Our application expertise is often called upon by our customers to provide unique solutions that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2021, our top ten customers accounted for approximately 20 percent of our segment revenue, with the next 100 customers making up approximately 45 percent of our segment revenue. Performance Chemicals' net sales for 2021, 2020 and 2019 were $874.7 million, $706.1 million, and $802.3 million, respectively. The chart below reflects our 2021 Performance Chemicals' net sales by geography. Sales are assigned to geographic areas based on the location of the third party to which product was shipped.
Raw Materials and Production
Our Performance Chemicals segment serves customers globally from three manufacturing locations in the U.S. and one in the UK. Most of our pavement technologies, and industrial specialties products are derived from crude tall oil (CTO), a co-product of the kraft pulping process, where pine trees are used as the source of the pulp. We also produce products derived from lignin, which is extracted from black liquor, another co-product of the kraft pulping process.
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
Warm Mix Asphalt. Evotherm®, our premier road construction additive, is a warm mix asphalt technology that promotes adhesion by acting as both a liquid antistrip and a warm mix asphalt. Once Evotherm® is mixed into the binder utilized for road layer construction, production temperatures can be significantly cooler than conventional hot mix asphalt. Lower production temperatures allow our customers to reduce emissions and fuel use during road construction as well as extend their paving seasons into colder months.
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
Customers
We supply our pavement technologies products to approximately 700 customers in 75 countries through our own direct sales force, primarily in North America and Asia, as well as a network of third-party distributors. In 2021, our ten largest customers accounted for 40 percent of the product line's sales. Our largest customers include: Colas SA, Ergon, Inc., Associated Asphalt Inc., and Idaho Asphalt Supply Inc.
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

Industrial Specialties
Our industrial specialties product line produces and sells chemicals utilized in several industrial applications, including adhesive tackifiers, agrochemical dispersants, lubricant additives, printing ink resins, industrial intermediates, and oilfield.
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
Oilfield. We supply oilfield well service additives to improve emulsion stability, aid in fluid loss control, for oil-based drilling muds. Other specialty additives, typically used in deep water applications, include rheology modifiers and wetting agents that improve viscosity properties and aid in the efficiency of the drilling process. We also supply corrosion inhibitors or their components for oil and gas production and downstream applications. Crude oil and natural gas production are characterized by variable production rates and unpredictable changes due to the nature of the produced fluids including but not limited to water and salt content. Our corrosion inhibitors maximize production rates by reducing the downtime for key equipment and pipes due to corrosion.
Customers
We sell our industrial specialties products to approximately 660 customers around the globe in over 70 countries through our own direct sales representatives and third-party sales representatives and distributors. In 2021, our ten largest customers accounted for 35 percent of the product line's sales. Our largest customers include PPG Industries, Haliburton, H.B. Fuller Co., Syngenta Crop Protection AG, Solenis, Ecolab and Flint Group.
Competition
Our competitors, which differ depending on the product, application, and region, include Kraton Corp., Eastman Chemical Co., ExxonMobil Corp., Borregaard ASA, Lawter, Inc., Respol S.A., Firmenich SA, Lamberti S.p.A., Mobile Rosin Oil Company, Inc., as well as several others. Specific to our industrial specialty products, our customers select the product that provides the best balance of performance, consistency, and price. Reputation and loyalty are also valued by our customers and allow us to win business when other factors are equal. In adhesives, our products compete against other tackifiers, including other tall oil resin ("TOR") based tackifiers as well as tackifiers produced from gum rosin and hydrocarbon starting materials. In addition, the choice of polymer used in an adhesive formulation drives the selection of tackifier. In agrochemicals, the selection of a dispersant is made early in the product development cycle and the formulator has a choice among our sulfonated lignin products, lower quality lignosulfonates and other surfactants such as naphthalene sulfonates. In lubricants, we compete against other producers of distilled tall oil and additives. In printing inks, our products compete against other resins that can be derived from TOR, gum rosin and, to a lesser extent, hydrocarbon sources. In our industrial intermediates business, our tall oil fatty acid ("TOFA") competes against widely available fats and oils derived from tallow, soy, rapeseed, palm, and cotton sources. In Oilfield, we compete against other tall oil specialty additives used for oil based drilling fluids or corrosion inhibition formulations in the drilling, production and downstream applications of oilfield. We compete based on our ability to understand our customers’ applications and deliver solutions that aid in their improvement of the exploration and production of oil and gas for end users. Our scale and manufacturing flexibility help us deliver the creativity, expedience, and confidence that customers in oilfield technologies require.
Engineered Polymers
Our engineered polymers product line includes caprolactone and caprolactone based specialty chemicals for use in coatings, resins, elastomers, adhesives, bioplastics, and medical devices.
Coatings. Our coating products are used in automobile refinishing, sports floors, and marine applications. Our products enhance product performance by providing abrasion resistance, long durability, high quality finish, and enhanced performance in resin modification. Our products are often preferred because they provide a combination of traits that allows customers to displace several combinations of other products.
Resins. Our resin products are used in acrylic resins, polyurethane, and inks. Our products enhance product performance due to their protective properties, all weather performance and reduction or elimination of the need for solvents in formulations. Our products tend to be preferred where superior or particular performance levels are required.
Elastomers. Our products are used in wheels, seals, mining screens, and polyurethane films. Our products enhance product performance due to their resistance to wear and tear, ability to maintain form and function under pressure and temperature and excellent UV resistance. Our products are often used in highly demanding applications where competing products do not reach required performance levels.
Adhesives. Our products are used in hot-melts, fabric lamination, and miscellaneous footwear components. Our products enhance product performance through their durability and substrate compatibility. Our products are often preferred because they are found to be easier to process and apply compared to competitive offerings.
Bioplastics. Our products are used in films, paper coatings, disposable cups, utensils, and packaging. Our products enhance product performance due to the combination of their biodegradability, improved mechanical properties, and wide processability when used in combination with other bioplastic solutions. Special grades are also available to help comply with food contact legislation in various regions and applications.
Medical Devices. Our products are used in medical devices. Our products enhance end product performance due to their low melting point and ability to be thermoformed. Our products improve process conditions and provide patient comfort compared to competitive thermoplastic offerings.
Customers
We sell our engineered polymers chemicals to over 370 customers around the globe through our own direct sales representatives and third-party sales representatives and distributors. In 2021, our ten largest customers accounted for approximately 40 percent of the product line's sales. Our largest customers include polyurethane, adhesive, coatings, and bioplastics manufacturers.
Competition
Our primary caprolactone competitors are Daicel, Corp. and BASF SE, but we also face competition from other competing materials. We compete based on performance as compared to the other competitive materials. We also compete by strengthening our technology-focused relationships with our customers.

Item 1A. Risk Factors
Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting the Company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our Common Stock could decline.
Operational and Market Risks
The COVID-19 pandemic has had, and may continue to have, a negative impact on our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic continues to impact our operations and financial results. Our facilities, as well as the operations of our suppliers, customers and third-party sales representatives and distributors, have been, and continue to be, disrupted by governmental and private sector responses to the COVID-19 pandemic, including, without limitation, government shutdown requirements, business shutdowns, work-from-home orders and social distancing protocols, travel or health-related restrictions, quarantines, self-isolations, and disruptions to transportation channels. These types of disruptions, or an outbreak among the employees in any of our facilities, could cause significant interruptions to, or temporary closures of, our operations and could materially adversely affect our ability to adequately staff and maintain our operations. Working remotely may eventually lead to inefficiencies, as well as technology and security risks. Additionally, we are uncertain if the extended period during which our employees are unable to travel to our facilities or those of our customers and suppliers may negatively impact our business.
Disruptions to the operations of our suppliers have at times, and may again, negatively impact our ability to purchase goods and services for our business at efficient prices and in sufficient amounts. Additionally, the operations of our customers have been, and could be further, disrupted, which can result in customers attempting to delay or cancel orders, reduce future orders or seek extended payment terms. Furthermore, the negative impact of the COVID-19 pandemic on the global economy, adverse changes in the industries that our products serve or adverse changes in the financial condition of our customers could further adversely impact demand for our products, particularly in the automotive industry and industrial and consumer applications. The extent of the impact that the COVID-19 pandemic will continue to have on our business and financial results will depend on various uncertainties and future developments, including the ultimate duration, severity and spread of the virus and any new variants in the countries where we operate and transact business, subsequent government actions, and the resulting economic impacts.
Adverse conditions in the automotive market have and may continue to negatively impact demand for our automotive carbon products.
Sales of our automotive activated carbon products are tied to global automobile production levels. Automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. For example, during the first half of 2020, the COVID-19 pandemic led to a significant reduction in vehicle production and vehicles sales were negatively impacted by government shutdown orders and stay-at-home directives. Additionally, microchip shortages during 2021 have resulted in reduced vehicle production and, as a result, vehicle sales, and our operating results, have been negatively impacted. We currently anticipate this negative impact to continue throughout 2022.
The Company’s pavement technologies product line is heavily dependent on government infrastructure spending.
A significant portion of our customers’ revenues in our pavement technologies business is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ demand for our products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, for example, the governments of various jurisdictions within North America, South America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies; delays in spending or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.
Certain of the Company’s products are sold into cyclical end-markets, such as the automotive market and the apparel market, which are impacted by changes in consumer and industrial demand.
Certain of our products are sold into end-markets that are cyclical and subject to frequent and rapid technology changes, changes in consumer preferences, evolving standards, and changes in product supply and demand. For example, demand for our engineered polymers products in the automotive market, where our products are formulated into automotive resins and coatings and various components, may be affected by technological advances, changing automotive OEM specifications and global automobile production levels. In the footwear market, demand for our engineered polymers products, where our products are sold into footwear adhesives, may be affected by consumer discretionary spending and changes in consumer preferences. Additionally, sales of our industrial specialties products may be negatively impacted due to reduced global industrial demand. The impact of these changes may lead to increased competition from competing and substitute products and downward pricing pressures on our customers, and therefore, our engineered polymers and industrial specialties product offerings.
We face competition from new technologies and new or emerging competitors.
Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth depends on our ability to gauge the direction of commercial and technological progress in key end-use markets, to swiftly identify and respond to disruptive technologies, and to fund and successfully develop, manufacture and market products in such changing end-use markets. If we fail to keep pace with the evolving or disruptive technological innovations in our end-use markets on a competitive basis, our financial condition and results of operations could be adversely affected.
In the Performance Materials segment, there is competition from other activated carbon manufacturers. These competitors are trying to develop more advanced and alternative activated carbon products that could more effectively compete with our products in automotive applications. There is also competition in the automotive applications from non-activated carbon competitors and product offerings. For example, multiple OEMs are using sealed tanks in certain subsets of their vehicles to comply with the Tier 3/LEV III regulations in the U.S. While sealed tank fuel systems generally require an increased sized pelleted activated carbon canister to deal with refueling emissions, in most cases, they do not use an extruded honeycomb to meet current U.S. and California regulations. There is also emerging competition in the "honeycomb" space, which may impact sales of the Company's products. If a competitor were to succeed in developing products that are better suited than ours for automotive evaporative emissions capture applications and/or a competitive technology, such as, but not limited to, sealed gas tanks, our financial results could be negatively impacted.
In addition, the adoption of electric and hydrogen fuel cell vehicles is increasing in the U.S. and other parts of the world. Consumer demand for these alternative vehicles is expected to continue to increase significantly in future years as certain states and international governments implement limits on the sale of vehicles with internal combustion engines with targets to completely phase out sales of such vehicles by as early as 2030. A reduction in the sales of vehicles with internal combustion engines would reduce demand for our activated carbon automotive products. Our long-term strategy is to grow our sales of products for applications in all-electric and hydrogen fuel cell vehicles to off-set the expected decline in activated carbon sales for internal combustion engines. If we are unable to develop products for all-electric and hydrogen fuel cell vehicles or grow sales fast enough, our business and results of operations could be adversely impacted. The process of designing and developing new technology and related products is complex, costly and uncertain and may require us to retain and recruit talent in areas of expertise outside of our current core competencies. There can be no assurance that such advances in technology will be feasible or will occur in a timely and efficient manner.

Certain of our products face competition from substitute products where the costs of different raw material inputs can impact the price competitiveness of our products and negatively impact our sales and/or profits as we respond to substitute product competition.
Gum rosin-based products and hydrocarbon resins compete with our TOR-based resins in the adhesives and printing inks markets. The price of gum rosin has a significant impact on the market price for TOR and rosin derivatives and is driven by labor rates for harvesting, land leasing costs and various other factors that are not within our control. Hydrocarbon resins, for example, C5 resins, are co-products from the manufacture of isoprene (synthetic rubber). Availability and pricing are determined by the supply/demand dynamics for synthetic rubber as well as the price of crude oil as the feedstock for isoprene and various other factors that are not within our control. Animal and vegetable-based fatty acids compete with TOFA products in lubricant and industrial specialties. The market price for TOFA products is impacted by the prices of other fats and oils, and the prices for other fats and oils are driven by actual and expected harvest rates, petroleum oil prices and the biofuel market. Other monomers, thermoplastics and polyols compete with our caprolactone based products. The price for our products is impacted by the prices of competitive substitutes which are influenced by oil prices as well as other supply and demand factors. We may not be able to pass through raw material cost increases, or we may lose market share if we do not effectively manage our pricing, which in either case could negatively impact our financial results.
Additionally, the price of energy may directly or indirectly impact demand, pricing or profitability for certain of our products. As petroleum oil prices can change rapidly, Ingevity products may be disadvantaged due to the fact that CTO and BLSS are thinly traded commodities with pricing commonly established for periods ranging from one quarter to one-year periods of time. Due to this, alternative technologies which compete with product offerings provided by Ingevity may be advantaged from time to time in the marketplace. Protracted periods of high volatility or sustained oversupply of petroleum oil may also translate into increased competition from petroleum-based alternatives. In addition, pricing for competing naturally derived oils such as palm or soybean is likely to put further pressure on pricing of the Company’s products during periods of depressed petroleum prices.
Disruptions at any of our facilities could negatively impact our production, financial condition and results of operations.
Disruptions to any of our manufacturing operations or other facilities, due to natural disasters and extreme weather, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire or other unanticipated problems such as labor difficulties, pandemics (including the COVID-19 pandemic), equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, could cause operational disruptions of varied duration. Also, many of our production employees are governed by collective bargaining agreements (“CBAs”). At our Covington, Virginia Performance Materials' manufacturing facility, the CBA expired on December 1, 2021. The parties are operating under the expired CBA while negotiations continue. While the Company has generally positive relations with its labor unions, there is no guarantee the Company will be able to successfully negotiate new union contracts without work stoppages, labor difficulties or unfavorable terms. In addition, existing CBAs may not prevent a strike or work stoppage at the applicable plant.
These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees depending upon the facility, the duration of the disruption, our ability to shift business to another facility or find alternative sources of manufacturing capacity. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles. In certain cases, we have products, such as our extruded honeycomb and caprolactone products, that are only made at one facility. While we have some redundancies within the facilities that are the sole manufacturer of certain products, we have limited ability to make these products at other facilities.
We are dependent upon third parties for the provision of certain critical operating services at several of our facilities.
We are dependent upon third parties for the provision of certain critical operating services, primarily utilities and related services (e.g., steam, compressed air, energy, water, wastewater treatment) at our Covington, Virginia Performance Materials facility and at the following Performance Chemicals facilities: Crossett, Arkansas; North Charleston, South Carolina; and Warrington, UK. We have existing long-term contractual arrangements covering these services. The provision of these services would be at risk if any of the counterparties were to idle or permanently shut down the associated mill, or if operations at the associated mill were disrupted due to natural or other disaster, or by reason of strikes or other labor disruptions, or if there were a significant contractual dispute between the parties.

In the event that the applicable counterparty were to fail to provide the contracted services, we would be required to obtain these services from other third parties, most likely at an increased cost, or to expend capital to provide these services ourselves. The expenses associated with obtaining or providing these services, as well as any interruption in our operations as a result of the failure of the counterparty to provide these services, may be significant and may adversely affect our financial condition and results of operations.
Furthermore, in the event that WestRock’s Covington, VA paper mill’s wastewater treatment operations do not comply with permits or applicable law and WestRock is unable to determine the cause of such non-compliance, then we will be responsible for between 10 percent and 50 percent of the costs and expenses of such noncompliance (increasing in 10 percent increments per violation during each twelve month period) despite representing less than 3 percent of the total wastewater volume. These costs and expenses may be significant and may adversely impact our financial condition and results of operations.
Additionally, several of our manufacturing facilities are leased. In the event we were to have a dispute with the landlord regarding the terms of the relevant lease agreements, or we were otherwise unable to fully access or utilize the leased property, the associated business disruption may be significant and may adversely affect our financial condition and results of operations.
We are also dependent on third parties for the disposal of brine, which results from our own conversion of BLSS into CTO. If these service providers do not perform under their contracts, the costs of disposing of brine ourselves, including, for example, the transportation costs, could be significant.
We are dependent on certain large customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the applicable segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company’s ten largest customers (across both segments) accounted for 32 percent of total sales for 2021. No customer accounted for more than 10 percent of total sales for 2021. With some exceptions, our business with those large customers is based primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our financial condition and results of operations could be materially adversely affected.
We are dependent on attracting and retaining key personnel.
The Company is dependent upon its production workers, as well as upon engineering, technical, sales and application specialists, together with experienced industry professionals and senior management. Our success depends, in part, on our ability to attract, retain and motivate key talent. Our failure to attract and retain individuals making significant contributions to our business could adversely affect our financial condition and results of operations.
The inability to make or effectively integrate future acquisitions may negatively affect our results.
As part of our growth strategy, we may pursue acquisitions of businesses and product lines or invest in joint ventures. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, finance, complete and integrate suitable acquisitions or joint venture arrangements. There can be no assurances that these acquisitions or joint ventures will generate the expected value.
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
The secure processing, maintenance and transmission of sensitive, confidential and personal data is critical to our operations and business strategy. We have instituted a system of security policies, procedures, capabilities, and internal controls designed to protect this information. Additionally, we engage third-party threat detection and monitoring services which includes a global cyber security incident response team and our auditor conducts periodic ISO 27001 gap assessments on our information technology systems. Despite our security design and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, ransomware attacks, inadvertent or intentional employee actions, system failures and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. In addition, the global regulatory environment pertaining to information security and privacy is increasingly complex, with new and changing requirements, such as the European Union’s General Data Protection Regulation (“GDPR”), California Consumer Privacy Act (“CCPA”), and the China Cybersecurity Law. GDPR, which applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of European Union (“EU”) countries, mandates new compliance obligations, and imposes significant fines and sanctions for violations. CCPA requires companies to provide new data disclosure, access, deletion and opt-out rights to consumers in California. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. Information security breaches, cyber incidents and disruptions, or failure to comply with laws and regulations related to information security or privacy, could result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties or judgements, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, which could adversely affect our business, financial condition or results of operations.
Complications with the design or implementation of our new enterprise resource planning (“ERP”) system could adversely impact our business and operations.
We are in the process of a complex, multi-year implementation of a new ERP system that is necessary due to the finite life of the existing operating system. The ERP system implementation requires the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with information important to the operation of our business. Such an initiative is a major financial undertaking and will require substantial time and attention of management and key employees. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Failure to successfully design and implement the new ERP system as planned could harm our business, financial condition, and operating results. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted.
Supply Chain Risks
Disruptions within our supply chain have negatively impacted, and could continue to negatively impact, our production, financial condition and results of operations.
We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs and capacity constraints. Recently, the unprecedented congestion in ocean shipping has, and will continue to, adversely impact the reliability of our export shipments to customers and imports of raw materials, and transport driver shortages experienced as a result of the COVID-19 pandemic have caused extended lead times for domestic shipments. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to volatility or increases in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations.
Our Performance Chemicals segment is highly dependent on CTO as a raw material, which is limited in supply, and may be subject to price increases; changing supply and demand economics for CTO could limit access to sufficient supply and/or cause prices increases that we may be unable to pass through to customers
The availability of CTO is essential to our Performance Chemicals segment. Availability of CTO is directly linked to (as it is a co-product of) the production output of kraft mills using pine as their source of pulp, which is the predominant fiber source for packaging grades of paper as well as fluff pulp for personal care products. As a result, there is a finite global supply of CTO, with global demand for softwood pulp driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers in North America is covered by long-term supply agreements, further constraining availability.

We typically have long-term supply contracts for between 60-70 percent of our CTO requirements. We also enter into short term supply contracts and make spots purchases as necessary in order to ensure sufficient CTO supply. Effective January 1, 2022, WestRock notified us that it was removing a mill consisting of approximately 28,500 tons of CTO per year from our long-term supply agreement. Additionally, beginning in 2025, either party to the WestRock long-term supply agreement may provide a notice to the other party terminating the agreement five years from the date of such notice. Beginning one year after such notice, the quantity of products provided by WestRock under the agreement will be gradually reduced over a four-year period based on the schedule set forth in the agreement.
If any of our suppliers fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, including replacing the CTO volume associated with the removed WestRock mill, we would be unable to maintain our current level of production and our results of operations could be materially and adversely affected.
There are other pressures on the availability of CTO. Some pulp or paper mills may choose to consume their production of CTO to meet their energy needs or reduce their carbon footprint rather than sell the CTO to third parties. Also, as described below, there are regulatory pressures that may incentivize suppliers of CTO to sell CTO into alternative fuel markets rather than to historical end users such as Ingevity. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore, the availability of CTO meeting Ingevity’s quality standards.
Pricing for CTO (which accounted for approximately 10 percent of all of our cost of sales and 22 percent of our raw materials purchases for 2021) is subject to pricing pressures due to limited supply elasticity of the product and competing demands for its use. We may not have the ability to pass through any increases in our cost of CTO to our customers in the form of price increases or other adjustments, with a resulting negative impact on our results of operations. Additionally, we may be placed at a competitive disadvantage relative to certain competitors who rely on different primary raw materials or who have more favorable terms with their suppliers.
CTO-based biofuel has been deemed to meet the EU’s Renewable Energy Directive, second phase (“RED II”) biofuel sustainability criteria. As a consequence of RED II, there has been a significant increase in demand for CTO and its derivatives, resulting in increasing prices for CTO and its derivatives.
In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the United States at both the federal and state level. Currently, none of the legislation mandates or provides incentives for the use of CTO or its derivatives as a transportation fuel. Future legislation in the U.S. and elsewhere may promote the use of CTO or its derivatives as a feedstock for production of alternative fuels.
Because the supply of CTO is inherently constrained by the volume of kraft pulp processing as discussed above, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as a raw material for the pine-based chemicals industry. As described above, the Company is highly dependent on CTO as an essential raw material, and if the Company is unable to procure an adequate supply of CTO at efficient prices due to competing new uses such as for biofuel production, the Company’s results of operations would be materially and adversely affected.
We purchase a variety of other raw materials, which are also subject to pricing pressures; inability to procure these raw materials or to pass on price increases could negatively impact our operations or financial results.
The Company purchases a variety of other raw materials from third parties for its manufacturing operations, including, but not limited to, hardwood sawdust, phosphoric acid, ethylene amines, black liquor, maleic/fumaric acid, hydrogen peroxide, cyclohexanone, and pentaerythritol. Each raw material is subject to its own supply and demand dynamics which may, at times, limit availability and/or cause price volatility. The Company may be unable to procure the quantities of raw materials it needs which could negatively impact our operations or we may be unable to pass through price increases to our customers which could negatively impact our financial results.
International Operations Risks
We are exposed to the risks inherent in international sales and operations.
In 2021, sales to customers outside of the U.S. made up approximately 50 percent of our total sales, and we sell our products to customers in approximately 80 countries. We have exposure to risks of operating outside the U.S., including:

fluctuations in foreign currency exchange rates, including the euro, pound sterling, Japanese yen and Chinese renminbi; restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the U.S.; difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations, which may carry significant penalties for non-compliance; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; political and economic instability; general country strikes or work stoppages; unforeseen public health crises, such as pandemic and epidemic diseases (including the COVID-19 pandemic); import and export restrictions, tariffs, and other trade barriers or retaliatory actions; difficulties in maintaining overseas subsidiaries and international operations; difficulties in obtaining approval for significant transactions; government limitations on foreign ownership; government takeover or nationalization of business; and government mandated price controls.
Any one or more of the above factors could adversely affect our international operations and could significantly affect our financial condition and results of operations. For example, Chinese government agencies have in the past required companies to reduce or suspend manufacturing operations from time to time, with little or no notice, for reasons such as energy restrictions and air quality concerns. The timing and length of these suspensions, which are expected to continue occurring, are difficult to predict. These unpredictable events could negatively impact our results of operations and cash flows. Further, any of these factors may impact our customers’ non-U.S. operations, which could reduce demand for our products. As our international operations and activities expand, we inevitably have greater exposure to the risks associated with operating in many foreign countries.
Our engineered polymers product line may be adversely affected by the United Kingdom's withdrawal from the European Union.
Effective January 1, 2021, the EU and the UK form two separate markets and two distinct regulatory and legal environments, creating new barriers to trade in goods and services and to cross-border mobility and exchanges.
Even though the UK reached an agreement with the EU on the terms of their future cooperation, as reflected in the EU-UK Trade and Cooperation Agreement (“TCA”) and related arrangements, the regulatory frameworks of the UK and the EU may subsequently change and potentially divergent laws and regulations may develop, including those relating to UK REACH and EU REACH. This may have adverse practical and/or operational implications for our engineered polymers product line, including potential disruption to supply chains, additional compliance and operational costs, required product modifications and necessary operational changes.
Legal and Regulatory Risks
From time to time, we may be engaged in legal actions associated with our intellectual property rights; if we are unsuccessful, these could potentially result in an adverse effect on our financial condition and results of operations.
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and trade dress, are important to our business. See "Intellectual Property" included within Part I. Item 1 of this Form 10-K for more information on the 844 Patent. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used, in jurisdictions into which our products are imported, and in jurisdictions where our competitors have significant manufacturing capabilities. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions and the Company’s patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented and rendered unenforceable or otherwise compromised. We are currently involved in several legal actions relative to intellectual property associated with the 844 Patent. On September 15, 2021, a jury in the lawsuit filed by the Company against BASF Corporation for patent infringement in the United States District Court for the District of Delaware (the “Delaware Proceeding”) issued a verdict in favor of BASF on certain counterclaims filed by BASF in the Delaware Proceeding. The jury awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85 million when the court enters judgment. In addition, BASF may seek pre- and post-judgment interest and attorneys’ fees and costs in amounts that they will have to prove at a future date. Earlier in the Delaware Proceeding, the U.S. District Court dismissed the Company’s patent infringement claims against BASF alleging BASF infringed the 844 Patent, and invalidated some, but not all, of the claims in our 844 patent, which is set to expire in March of this year.
The Company disagrees with the verdict, including the court’s application of the law, and it intends to seek judgment as a matter of law in the Delaware Proceeding post-trial briefing stage and on appeal, if necessary. The Company also intends to challenge the U.S. District Court’s previous dismissal of the Company’s patent infringement claims against BASF in the Delaware Proceedings. Final resolution of these matters could take up to eighteen months and there can be no assurance that the Company will prevail in its attempts to challenge the verdict. Because the outcome of the Company’s post-trial motions and possible appeal is difficult to predict, as of December 31, 2021, the Company has accrued a total of $85.0 million, the full amount of the jury’s verdict (including treble damages). The amount accrued for this matter is included in Other liabilities on the consolidated balance sheet as of December 31, 2021, and the charge is included in Other (income) expense, net on the consolidated statement of operations for the twelve months ended December 31, 2021. The amount of any liability the Company may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued. The Company has and may continue to incur additional fees, costs and expenses for as long as the post-trial motions and possible appeal are ongoing. If the Company is required to pay the entire jury verdict (together with any associated fees, costs and expenses), or the Company must make certain changes to its business when the matters associated with the Delaware Proceeding are eventually resolved, such outcomes could have an adverse effect on the Company’s business, financial condition and operating results.
The Delaware Proceeding and other legal actions to protect, defend or enforce our intellectual property rights could result in significant costs and diversion of our resources and our management’s attention, and we may not prevail in any such suits or proceedings, which could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. If the Company is found to infringe any third-party rights, it could be required to pay substantial damages, or it could be enjoined from offering some of its products and services.
We also rely heavily upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. For instance, we manufacture some of our products in China where we may be at a greater risk of a third party misappropriating our intellectual property despite the foregoing policies, procedures and agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.
Environmental and Sustainability Risks
Certain elements of our strategic growth are dependent on the adoption of more stringent air quality standards around the world.
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. Given increasing societal concern over global warming and health hazards associated with poor air quality, there is growing pressure on regulators across the globe to take meaningful action. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations governing gasoline vapor emissions represents a significant upside to the Company’s automotive carbon business. However, regulators may react to a variety of considerations, including economic and political, that may result in any such more stringent regulations being delayed or shelved entirely, in one or more countries or regions. As the adoption of more stringent regulations governing gasoline vapor emissions is expected to drive significant growth in our automotive carbon applications, the failure to enact such regulations will have a significant impact on the growth prospects for these products.
Our business involves hazards associated with chemical manufacturing, storage, transportation and disposal; the legal and regulatory environment related to such chemicals and other environmental impacts (such as climate change and extreme weather) could require expenditures or changes to our product formulations and operations.
There are hazards associated with the chemicals we manufacture and the related storage and transportation of our raw materials, including common solvents, such as toluene and methanol, and reactive chemicals, such as acrylic acid, all of which fall under the OSHA Process Safety Management Code. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage and performance by third parties, and as a result we could face potential hazards, including the following: piping and storage tank leaks and ruptures; mechanical failure; employee exposure to hazardous substances; and chemical spills and other discharges or releases of toxic or hazardous substances or gases. These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our public reputation and brand and diminished product acceptance. If such actions are determined adversely to us, or there is an associated economic impact to our business, we may have inadequate insurance or cash flow to offset any associated costs.
Increasing weather-related impacts on our operations and plant sites may impact the cost or availability of insurance. Furthermore, the potential impact of climate change and related regulation on our suppliers and customers is highly uncertain and there can be no assurance that it will not have an adverse effect on the availability over time of our suppliers’ and customers’ businesses, and on our financial condition and results of operations.
The Company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations; changes to this legal and regulatory landscape could limit our business activities and increase our operating costs.
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
Increased focus by governmental entities on environmental issues and sustainability may result in new or increased regulations. Changes in environmental laws and regulations, or their application, could subject the Company to significant additional capital expenditures and operating expenses in future years. Additionally, changes in the regulation of greenhouse gases, as well as future climate change laws and regulations, depending on their nature and scope, could subject our operations to significant additional costs or limits on operations. Our manufacturing facilities use energy, including electricity and natural gas and some of our plants emit amounts of greenhouse gas that may in the future be affected by legislative and regulatory efforts to limit greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs and may require the Company to make additional investments in facilities and equipment or limit our ability to grow. Any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
Independent of any such regulation, increased public awareness and adverse publicity about potential impacts on climate change or environmental harm from us or our industry could harm our reputation or otherwise impact the Company adversely, In recent years, investors have also begun to show increased interest about sustainability and climate change as it relates to their investment decisions. We have set targets for greenhouse gas reductions and related sustainability goals. If we fail to achieve our sustainability goals or reduce our impact on the environment or if we are unable to respond or are perceived to be inadequately responding to sustainability concerns, we may receive adverse publicity and certain investors may divert from, or avoid investing in, our securities, which could have a negative impact on our business and reputation.
Financial and Economic Risks
We may be adversely affected by general global economic and financial conditions beyond our control.
Our businesses may be affected by a number of factors that are beyond our control such as general economic and business conditions, changes in tax laws or tax rates and conditions in the financial services markets including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in currencies, which factors may negatively impact our ability to compete. Macro-economic challenges, including conditions in financial and capital markets and levels of unemployment, and the ability of the U.S. and other countries to deal with their rising debt levels, may continue to put pressure on the economy or lead to changes in tax laws or tax rates. There can be no assurance that changes in tax laws or tax rates will not have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in global or regional economies could drive an increase or decrease in the demand for our products that could increase or decrease our revenues, increase or decrease our manufacturing costs and ultimately increase or decrease our results of operations, financial condition and cash flows. As a result of negative changes in the economy, customers, vendors or counterparties may experience significant cash flow problems or cause consumers of our products to postpone or refrain from spending in response to adverse economic events or conditions. If customers are not successful in generating sufficient revenue or cash flows or are precluded from securing financing, they may not be able to pay or may delay payment of accounts receivable that are owed to us or we may experience lower sales volumes. Our financial condition and results of operations could be materially and adversely affected by any of the foregoing.
Inflation could result in an adverse impact on our results of operations.
We attempt to reduce our inflation risk through passing on price increases where appropriate to our customers. A significant portion of our business with our customers is purchase order based, which allows us to increase prices in response to inflation and other market conditions. However, to the extent our customers are under fixed-price contracts with limited or no price adjustment mechanisms, we are unable to mitigate the impact of inflation by passing on price increases through to our customers, and we could experience an adverse impact on our results of operations as a result.
Challenges in the commercial and credit environment may materially adversely affect Ingevity’s future access to capital.
We have, at times, relied on various forms of credit to satisfy working capital needs. Ingevity’s ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for Ingevity’s products or in the solvency of its customers or suppliers or if other significantly unfavorable changes in economic conditions occur. Volatility in the world financial markets could increase borrowing costs or affect Ingevity’s ability to gain access to the capital markets, which could have a material adverse effect on Ingevity’s competitive position, business, financial condition, results of operations and cash flows.
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

Location	Own / Lease	Functional Use
North Charleston, South Carolina	Own / Lease (1)	Corporate Headquarters; Application Labs; Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
Crossett, Arkansas	Lease	Performance Chemicals: Manufacturing
DeRidder, Louisiana	Own	Performance Chemicals: Manufacturing
Waynesboro, Georgia	Own (2)	Performance Materials: Manufacturing
Shanghai, People's Republic of China	Lease	Regional Headquarters; Application Lab
Wickliffe, Kentucky	Lease	Performance Materials: Manufacturing
Changshu, People’s Republic of China	Lease	Performance Materials: Manufacturing
Warrington, United Kingdom	Lease	Performance Chemicals: Manufacturing, Application Lab
Zhuhai, People’s Republic of China	Lease	Performance Materials: Manufacturing, Application Lab
________________________
(1) Portions of the manufacturing operations are on leased land and our corporate headquarters building is leased.
(2) Certain manufacturing assets are subject to a finance lease with the Development Authority of Burke County (the county in which Waynesboro, Georgia is located).
ITEM 3.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth in Note 18 – Commitments and Contingencies within the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
John C. Fortson	54	President and Chief Executive Officer (2020-present); Executive Vice President, Chief Financial Officer & Treasurer (2015-2020); Vice President, Chief Financial Officer and Treasurer of AAR Corporation (2013-2015); Managing Director in the Investment Banking Department of Bank of America Merrill Lynch (2007-2013)
Mary Dean Hall	64	Executive Vice President, Chief Financial Officer and Treasurer (2021-present); Senior Vice President, Chief Financial Officer and Treasurer at Quaker Houghton (2015-2021); Vice President and Treasurer at Eastman Chemical Company (2009-2015); Prior to that role, she held various senior-level financial positions of increasing responsibility with Eastman from 1995 through 2009, including Treasurer, Vice President and Controller, and Vice President, Finance.
Michael P. Smith (2)	61	Executive Vice President & President of Performance Chemicals, Strategy and Business Development (2017-present); Senior Vice President Strategy and Business Development (2016-2017), Vice President of Health and Nutrition at FMC Corporation (2013-2015); Division General Manager of BioPolymer at FMC Corporation (2006-2013)
S. Edward Woodcock	56	Executive Vice President & President of Performance Materials (2015-present); Vice President of MeadWestvaco's Carbon Technologies business (2010-2015)
Stacy L. Cozad	51
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

Rich White	59	Senior Vice President, Performance Chemicals, and President, Industrial Specialties and Pavement Technologies (2022-present); Vice President, Industrial Specialties (2019-2022); VP Global Sales at DuPont Nutrition & Biosciences (2017-2019); Prior to that role, he held various senior-level positions of increasing responsibility with FMC from 1998 through 2017.
Steve Hulme	53	Senior Vice President, Performance Chemicals, and President, Engineered Polymers (2022-present); Vice President, Engineered Polymers (2020-2022); General Manager at Maysta International Ltd (2018-2020); Prior to that role, he held various senior-level positions of increasing responsibility with Evonik and Air Products and Chemicals from 2010 through 2018.
_______________
(1) As of December 31, 2021.
(2) On December 9, 2021, Michael P. Smith elected to retire as executive vice president and president, Performance Chemicals, strategy and business development effective March 1, 2022.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
Ingevity's common stock ($0.01 par value) is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." There were approximately 4,800 record holders of our common stock as of February 21, 2022.
Unregistered Sales of Equity Securities
Not Applicable.
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the repurchase of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2021	96,429	$73.88	96,429	$304,615,602
November 1-30, 2021	13,440	$74.36	13,440	$303,616,210
December 1-31, 2021	13,343	$74.46	13,343	$302,622,640
Total	123,212		123,212
_______________
(1) On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Stock Performance Graph
The following table and graph present the cumulative total stockholder return for Ingevity's common stock compared with the Standard & Poor's (S&P) MidCap 400 Index, the Standard & Poor's (S&P) Chemicals 600 Index and the Dow Jones (DJ) U.S. Specialty Chemicals Index for the five-year period ended December 31, 2021.
The graph assumes the investment of $100 in each of Ingevity's common stock, the S&P MidCap 400 Index, S&P Chemicals 600 Index, and DJ U.S. Specialty Chemicals Index, respectively, as of market close on December 31, 2016, and that all dividends, if any, were reinvested.

Total Stockholder Returns
$200
$175
$150
$125
$100
$75
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Ingevity Corporation
Dow Jones US Specialty Chemicals Index
S&P MidCap 400 Index
S&P Chemicals 600 Index

	December 31,
	2016	2017	2018	2019	2020	2021
Ingevity Corporation	$100.00	$128.45	$152.55	$159.28	$138.04	$130.70
S&P MidCap 400 Index	$100.00	$116.23	$103.33	$130.37	$148.16	$184.81
S&P Chemicals 600 Index	$100.00	$112.69	$95.71	$111.11	$131.78	$165.20
Dow Jones U.S. Specialty Chemicals Index	$100.00	$122.39	$114.02	$127.98	$147.44	$182.51
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
ITEM 6.    [RESERVED]
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

Overview
Ingevity Corporation is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in two business segments, Performance Materials and Performance Chemicals.
Our Performance Materials segment manufactures products in the form of powder, granular, extruded pellets, extruded honeycombs, and activated carbon sheets. Automotive technologies products are sold into gasoline vapor emission control applications within the automotive industry, while process purification products are sold into the food, water, beverage, and chemical purification industries.
Our Performance Chemicals segment consists of our pavement technologies, industrial specialties, and engineered polymers product lines. Performance Chemicals manufactures products derived from crude tall oil ("CTO") and lignin extracted from the kraft pulping process as well as caprolactone monomers and derivatives derived from cyclohexanone and hydrogen peroxide. Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including warm mix paving, pavement preservation, and pavement reconstruction and recycling (pavement technologies product line), adhesives, agrochemicals, lubricants, printing inks, industrial intermediates and oilfield (industrial specialties product line), coatings, resins, elastomers, adhesives, bio-plastics, and medical devices (engineered polymers product line).
Recent Developments
On July 19, 2018, Ingevity filed suit against BASF Corporation (“BASF”) in the United States District Court for the District of Delaware (the “Delaware Proceeding”) alleging BASF infringed Ingevity’s patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the “844 Patent”). On February 14, 2019, BASF asserted counterclaims against Ingevity in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the “BASF Counterclaims”). The BASF Counterclaims relate to Ingevity’s enforcement of the 844 Patent and Ingevity’s entry into several supply agreements with customers of its fuel vapor canister honeycombs. The U.S. District Court dismissed Ingevity’s patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September. 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85 million when the court enters judgment. In addition, BASF may seek pre- and post-judgment interest and attorneys’ fees and costs in amounts that they will have to support at a future date.
We disagree with the verdict, including the court’s application of the law, and we intend to seek judgment as a matter of law in the Delaware Proceeding post-trial briefing stage and on appeal, if necessary. In addition, we intend to challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to eighteen months.
As a result of the jury's $85.0 million verdict, we have accrued the full amount as of December 31, 2021. The amount accrued for this matter is included in Other liabilities on the consolidated balance sheet as of December 31, 2021, and the charge is included in Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2021. The amount of any liability we may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued.

Results of Operations

	Years Ended December 31,
In millions	2021	2020	2019
Net sales	$1,391.5	$1,216.1	$1,292.9
Cost of sales	878.7	750.6	810.9
Gross profit	512.8	465.5	482.0
Selling, general, and administrative expenses	179.3	149.4	163.1
Research and technical expenses	26.3	22.6	19.7
Restructuring and other (income) charges, net	16.2	18.5	1.8
Acquisition-related costs	0.6	1.8	26.9
Other (income) expense, net	79.9	(4.1)	(4.3)
Interest expense	51.7	47.1	54.6
Interest income	(4.0)	(4.9)	(7.7)
Income (loss) before income taxes	162.8	235.1	227.9
Provision (benefit) for income taxes	44.7	53.7	44.2
Net income (loss)	$118.1	$181.4	$183.7

Net sales
The table below shows 2021 and 2020 Net sales and variances from 2020 and 2019, respectively.

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2021 vs. 2020	$1,216.1	97.0	74.7	3.7	$1,391.5
Year Ended December 31, 2020 vs. 2019	$1,292.9	(85.2)	7.6	0.8	$1,216.1

Year Ended December 31, 2021 vs. 2020
The sales increase in 2021 was driven by a volume increase of $97.0 million (eight percent), primarily related to a volume increase in Performance Chemicals of $110.0 million, favorable pricing of $74.7 million (six percent) and favorable foreign exchange impacts of $3.7 million (less than one percent), offset slightly by a volume decrease in Performance Materials of $13.0 million.
Year Ended December 31, 2020 vs. 2019
The sales decrease in 2020 was driven by a volume decline of $85.2 million (seven percent) primarily related to a volume decline in Performance Chemicals of $89.1 million, offset slightly by a volume increase in Performance Materials of $3.9 million, favorable pricing of $7.6 million (one percent) and favorable foreign exchange impacts of $0.8 million (less than one percent).
Gross Profit
Year Ended December 31, 2021 vs. 2020
Gross profit increase of $47.3 million was driven by favorable pricing improvement of $73.0 million, favorable sales volume of $30.6 million, and favorable foreign currency exchange of $1.3 million, partially offset by increased manufacturing costs of $57.6 million due to raw material and energy cost inflationary pressures. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.

Year Ended December 31, 2020 vs. 2019
Gross profit decline of $16.5 million was driven by unfavorable sales volume impacting gross profits by $35.8 million, increased manufacturing costs of $2.3 million due to reduced plant throughput, and unfavorable foreign currency exchange of $0.8 million, which were partially offset by favorable pricing improvement of $14.0 million. Additionally, the prior year was negatively impacted by inventory step-up amortization of $8.4 million related to the Caprolactone Acquisition (see Note 16 within the Consolidated Financial Statements included within Part II. Item 8 of the Form 10-K for more information). Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Year Ended December 31, 2021 vs. 2020
Selling, general and administrative ("SG&A") expenses were $179.3 million (13 percent of Net sales) and $149.4 million (12 percent of Net sales) for the years ended December 31, 2021 and 2020, respectively. The increase in SG&A expenses is primarily due to higher employee-related costs of $27.7 million and increased travel and other miscellaneous costs of $3.2 million. This was partially offset by a decrease in litigation defense costs of $1.0 million.
Year Ended December 31, 2020 vs. 2019
SG&A expenses were $149.4 million (12 percent of Net sales) and $163.1 million (13 percent of Net sales) for the years ended December 31, 2020 and 2019, respectively. The decrease in SG&A is primarily due to reduced travel and other miscellaneous costs of $12.8 million, due to the COVID-19 pandemic, decreased intellectual property litigation defense costs of $5.0 million, and lower employee-related incentive costs of $3.0 million. The positive impact was partially offset by an increase in amortization costs associated with intangible assets acquired in the Caprolactone Business ("Caprolactone Acquisition") (see Note 16 within the Consolidated Financial Statements included within Part II. Item 8 of the Form 10-K for more information) and an increase in our credit allowance reserve of a combined $7.1 million, which included impacts from the COVID-19 pandemic.
Research and technical expenses
Years Ended December 31, 2021, 2020, and 2019
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, totaling 1.9 percent of sales in the year ended December 31, 2021 compared to 1.9 percent and 1.5 percent in the years ended December 31, 2020 and 2019, respectively.
Restructuring and other (income) charges, net
Restructuring and other (income) charges, net, were $16.2 million, $18.5 million, and $1.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, with the decrease in 2021 primarily attributable to certain cost reduction initiatives. See Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Acquisition-related costs
Years Ended December 31, 2021, 2020, and 2019
Acquisition costs of $0.6 million, $1.8 million, and $26.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, were comprised of charges incurred in connection with the Caprolactone Acquisition. See Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

Other (income) expense, net
Years Ended December 31, 2021, 2020, and 2019

	Years Ended December 31,
In millions	2021	2020	2019
Foreign currency exchange (income) loss	$2.5	$(5.8)	$0.2
Litigation verdict charge (1)	85.0	—	—
Other (income) expense, net	(7.6)	1.7	(4.5)
Total Other (income) expense, net	$79.9	$(4.1)	$(4.3)
_______________
(1) See Note 18 within the Consolidated Financial Statements for more information.
Interest expense
Years Ended December 31, 2021, 2020, and 2019

	Years Ended December 31,
In millions	2021	2020	2019
Finance lease obligations	$7.4	$6.8	$6.1
Revolving credit facility and term loan	8.0	22.4	36.2
Senior Notes	36.7	18.1	13.5
Other	(0.4)	(0.2)	(1.2)
Total interest expense	$51.7	$47.1	$54.6
Interest income
Years Ended December 31 2021, 2020, and 2019

	Years Ended December 31,
In millions	2021	2020	2019
Restricted investment (1)	$2.0	$2.0	$2.0
Fixed-to-fixed cross-currency interest rate swap (2)	0.5	1.6	2.3
Other	1.5	1.3	3.4
Total interest income	$4.0	$4.9	$7.7
_______________
(1) See Note 5 to the Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K for more information.
(2) See Note 9 to the Consolidated Financial Statements included in Part II. Item 8 of this Form 10-K for more information.
Provision (benefit) for income taxes
Years Ended December 31, 2021, 2020, and 2019
For the years ended December 31, 2021, 2020, and 2019, our effective tax rate was 27.5 percent, 22.8 percent, and 19.4 percent respectively. An explanation of the change in the effective tax rate is presented in Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, pension and postretirement settlement and curtailment (income) charge, net. In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
Performance Materials

In millions	Years Ended December 31,
	2021	2020	2019
Total Performance Materials - Net sales (1)	$516.8	$510.0	$490.6
Segment EBITDA	249.4	249.2	213.4
_______________
(1) Beginning in Q1 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Automotive Technologies and Process Purification product lines have been combined within the Performance Materials segment.
Net Sales Comparison of Years Ended December 31, 2021, 2020, and 2019

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2021 vs 2020	$510.0	(13.0)	12.6	7.2	$516.8
Year Ended December 31, 2020 vs 2019	$490.6	3.9	13.6	1.9	$510.0
Year Ended December 31, 2021 vs. 2020
Segment net sales. The increase in 2021 was driven by favorable pricing of $12.6 million (three percent) and favorable foreign currency exchange impacts of $7.2 million (less than one percent). The increase was offset by $13.0 million (three percent) in volume decline in automotive evaporative emission canister products due to semiconductor shortages in automotive markets.
Segment EBITDA. Segment EBITDA increased $0.2 million due to favorable pricing, contributing $11.3 million, and lower manufacturing costs of $2.4 million. The increase was partially offset by unfavorable volume of $11.2 million, primarily in the automotive evaporative emission canister products, and increased SG&A expenses and research and technical costs of $7.4 million, due to increased travel, outside services, and consulting expenses. Favorable foreign currency exchange impacts also contributed $5.1 million to the increase.
Year Ended December 31, 2020 vs. 2019
Segment net sales. The increase in 2020 was driven primarily by favorable pricing and product mix of $13.6 million (three percent). Additionally, we benefited from $3.9 million (one percent) in volume improvements in automotive evaporative emission canister products due to stricter environmental regulation in the Chinese, North American, and European automotive markets, and favorable foreign currency exchange impacts of $1.9 million (less than one percent).
Segment EBITDA. Segment EBITDA increased $35.8 million due to favorable pricing and product mix, which contributed $18.7 million, favorable volume, primarily in the automotive evaporative emission canister products, which contributed $2.8 million, lower manufacturing costs of $5.0 million, and decreased SG&A expenses and research and technical costs of $8.0 million, primarily due to reduced travel and decreased intellectual property litigation defense costs. Favorable foreign currency exchange impacts, offset slightly by other miscellaneous charges, also contributed $1.3 million to the increase.
Performance Chemicals

	Years Ended December 31,
In millions	2021	2020	2019
Net sales
Pavement Technologies product line	$195.4	$186.8	$183.3
Industrial Specialties product line (1)	493.5	391.6	496.9
Engineered Polymers product line	185.8	127.7	122.1
Total Performance Chemicals - Net sales	$874.7	$706.1	$802.3
Segment EBITDA	172.8	148.7	183.5
____________
(1) In 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, the Oilfield Technologies product line has been combined with the Industrial Specialties product line within the Performance Chemicals segment.
Net Sales Comparison of Years Ended December 31, 2021, 2020, and 2019

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2021 vs 2020	$706.1	110.0	62.1	(3.5)	$874.7
Year Ended December 31, 2020 vs 2019	$802.3	(89.1)	(6.0)	(1.1)	$706.1
Year Ended December 31, 2021 vs. 2020
Segment net sales. The sales increase was driven by favorable volume of $110.0 million (15 percent), which consisted of volume growth in all business lines: industrial specialties ($64.9 million), engineered polymers ($43.5 million) and pavement technologies product lines ($1.6 million). Also driving the net sales increase was favorable pricing and product mix of $62.1 million (nine percent) in industrial specialties ($35.3 million), engineered polymers ($20.7 million), and pavement technologies product lines ($6.1 million). In addition, unfavorable foreign currency exchange impacted Net sales by $3.5 million (less than one percent).
Segment EBITDA. Segment EBITDA increased $24.1 million, mainly due to favorable pricing and product mix of $61.7 million, and an increase in volume of $41.8 million. These increases were partially offset by higher manufacturing costs of $51.6 million due to inflationary raw material and energy inflationary costs, and increased SG&A expenses of $23.6 million due to increased spending on growth initiatives, compensation, and modest travel. Unfavorable foreign currency exchange impacts and other miscellaneous charges of $4.2 million also contributed to increased costs.
Year Ended December 31, 2020 vs. 2019
Segment net sales. The sales decrease was driven by unfavorable volume of $89.1 million (11 percent), which consisted of volume declines in industrial specialties ($95.9 million), partially offset by volume growth in engineered polymers ($5.9 million) and pavement technologies product lines ($0.9 million). Also driving the net sales decline was unfavorable pricing and product mix of $6.0 million (one percent) in industrial specialties ($8.9 million), which was partially offset by favorable pricing and product mix in pavement technologies product lines ($2.9 million). Unfavorable foreign currency exchange of $1.1 million (less than one percent) contributed to the overall decline.
Segment EBITDA. Segment EBITDA decreased $34.8 million mainly due to decline in volume of $38.6 million, unfavorable pricing and product mix of $4.7 million, and unfavorable foreign currency exchange impacts and other miscellaneous charges of $2.0 million. Favorable SG&A expenses due to reduced travel and lower employee-related costs of $10.3 million and favorable manufacturing productivity of $0.2 million offset part of the overall decline.

Use of Non-GAAP Financial Measures
Ingevity has presented the financial measure, Adjusted EBITDA, defined below, which has not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation nor as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA is utilized by management as a measure of profitability.
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
Adjusted EBITDA is defined as net income (loss) plus provision (benefit) for income taxes, interest expense, net, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income to Adjusted EBITDA
	Years Ended December 31,
In millions	2021	2020	2019
Net income (loss) (GAAP)	$118.1	$181.4	$183.7
Interest expense	51.7	47.1	54.6
Interest income	(4.0)	(4.9)	(7.7)
Provision (benefit) for income taxes	44.7	53.7	44.2
Depreciation and amortization - Performance Materials	36.8	31.2	24.2
Depreciation and amortization - Performance Chemicals	73.1	69.0	60.8
Pension and postretirement settlement and curtailment charges (income), net (1)	—	0.1	—
Restructuring and other (income) charges, net	16.2	18.5	1.8
Acquisition and other-related costs (2)	0.6	1.8	35.3
Litigation verdict charge (3)	85.0	—	—
Adjusted EBITDA (Non-GAAP)	$422.2	$397.9	$396.9
_______________
(1) For the year ended December 31, 2020, all charges relate to the Performance Materials segment. Our pension and postretirement settlement and curtailment charges (income) are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2020. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA.
(2) For the year ended December 31, 2021, $(0.2) million relate to the acquisition of a strategic investment in the Performance Materials segment and $(0.4) million relate to the integration of the Caprolactone Acquisition into our Performance Chemicals segment. For additional information on the charges associated with the Caprolactone Acquisition see Note 16 within these Consolidated Financial Statements.
(3) For the year ended December 31, 2021, litigation verdict charge relates to the Performance Materials segment. Refer to Note 18 for additional information.

Adjusted EBITDA
Year Ended December 31, 2021, 2020 and 2019
The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Total Company Outlook and 2022 Guidance

In millions	2022 Guidance
Net sales	$1,525 - $1,600
Adjusted EBITDA	$430 - $460
Operating Cash Flow	$305 - $325
Capital Expenditures	$155 - 175
Free Cash Flow*	~$150
*Calculated as Operating Cash Flow less Capital Expenditures
For revenue, we expect to capture volume growth in our Performance Chemical segment specifically within our Engineered Polymers’ thermoplastics products. We also anticipate continued growth in our adhesives, lubricants, and oilfield products within Industrial Specialties. Pavement technologies will benefit from the U.S. infrastructure bill and continued Evotherm® warm mix technology adoption. This expected demand will result in favorable pricing conditions. Performance Materials will see moderate growth as process purification volumes and price increases will partially offset muted improvement in automotive due to the continued constrained semiconductor shortage and the absence of any novel gasoline vapor emission control regulations.
Adjusted EBITDA is expected to grow versus 2021 mainly driven by our Performance Chemicals segment, where continued profitable growth in all businesses is expected to be partially offset by inflationary costs for freight and primary raw materials. The Performance Materials segment anticipates results similar to 2021 as U.S., Chinese, Canadian, and European vehicle production continues to be negatively impacted by global chip supply and general cost inflation. We expect to deliver fiscal year 2022 Adjusted EBITDA of $430 million to $460 million. These estimates assume that 2022 will continue to be impacted by global logistical headwinds, significant cost inflation, and by the microchip shortage, which is disrupting the global automotive supply chain.
A reconciliation of net income to adjusted EBITDA as projected for 2022 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related costs; litigation verdict charges; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of December 31, 2021, our undrawn capacity under our revolving credit facility was $497.5 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $275.4 million at December 31, 2021. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at December 31, 2021 included $89.6 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Debt and Finance Lease Obligations
Refer to Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for a summary of our outstanding debt obligations and revolving credit facility.
Other Potential Liquidity Needs
Share Repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two outstanding authorizations. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
In the year ended December 31, 2021, we repurchased $109.4 million in common shares, representing 1,421,379 shares of our common stock at a weighted average cost per share of $76.98. At December 31, 2021, $302.6 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2022 capital expenditures are expected to be $155 million to $175 million. We have no material commitments associated with these projected capital expenditures as of December 31, 2021.

Cash flow comparison of Years Ended December 31, 2021, 2020, and 2019

	Years Ended December 31,
In millions	2021	2020	2019
Net cash provided by (used in) operating activities	$293.0	$352.4	$275.7
Net cash provided by (used in) investing activities	(140.6)	(110.6)	(658.3)
Net cash provided by (used in) financing activities	(133.1)	(50.2)	369.2
Cash flows provided by (used in) operating activities
During the year ended December 31, 2021, cash flow provided by operations decreased primarily due to working capital increases compared to 2020, which are further explained below.
Current Assets and Liabilities

	December 31,
In millions	2021	2020
Cash and cash equivalents	$275.4	$257.7
Accounts receivable, net	161.7	148.0
Inventories, net	241.2	189.0
Prepaid and other current assets	46.6	34.0
Total current assets	$724.9	$628.7
Current assets as of December 31, 2021, increased $96.2 million compared to December 31, 2020, primarily due to an increase in Inventories, net of $52.2 million to support forecasted sales. Additionally, cash and cash equivalents increased by $17.7 million, Accounts receivable, net increased by $13.7 million, and Prepaid and other current assets increased by $12.6 million in 2021.

	December 31,
In millions	2021	2020
Accounts payable	$125.8	$104.2
Accrued expenses	51.7	46.6
Accrued payroll and employee benefits	48.2	25.1
Current operating lease liabilities	17.4	16.2
Notes payable and current maturities of long-term debt	19.6	26.0
Income taxes payable	6.2	5.3
Total current liabilities	$268.9	$223.4
Current liabilities as of December 31, 2021 increased by $45.5 million compared to December 31, 2020, driven primarily by the increase in sales and business activity with Accrued payroll and employee benefits up $23.1 million, Accounts payable of $21.6 million, Accrued expenses of $5.1 million, Current operating lease liabilities of $1.2 million and Income taxes payable of $0.9 million. These increases were partially offset by a decrease in Notes payable and current portion of long-term debt of $6.4 million.
Cash flows provided by (used in) investing activities
For the year ended December 31, 2021, investing activities was driven by capital spending and strategic investments. Capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (refer to Note 15 within the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). Also, during twelve months ended December 31, 2021, we entered into multiple strategic investments (refer to Note 5 within the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information).

For the year ended December 31, 2020, investing activities were driven by capital spending. Our Performance Materials' facilities, including Covington, Virginia, Wickliffe, Kentucky, and Waynesboro, Georgia, incurred expenditures for growth and expansion projects, as well as base maintenance and safety spending. Our Performance Chemicals' facility in Warrington, United Kingdom, completed a large, multi-year growth and cost improvement project, and there was additional spending at all of our Performance Chemicals' facilities for base maintenance and safety spending. Additionally, we had capital expenditures related to our business transformation initiative (see Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information) and our new corporate headquarters.
For the year ended December 31, 2019, the cash used in investing activities was primarily driven by the $537.9 million Caprolactone Acquisition (see Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this form 10-K for more information). The remaining cash used by investing activities was primarily driven by capital expenditures, driven primarily by maintenance and growth spending. Our Covington, Virginia facility incurred expenditures for its expansion project, along with base maintenance and other various equipment purchases. Also, we incurred cost improvement spending at our DeRidder, Louisiana location related to installation of new CTO tanks as well as base maintenance spending, and our Waynesboro, Georgia location expended funds primarily for growth and cost improvement. We also invested capital spending in our newest location in Warrington, United Kingdom to enable further growth and cost improvement as well as base maintenance.

Capital expenditure categories	Years Ended December 31,
In millions	2021	2020	2019
Maintenance	$47.9	$49.1	$44.6
Safety, health and environment	14.4	14.9	11.2
Growth and cost improvement	41.5	18.1	59.0
Total capital expenditures	$103.8	$82.1	$114.8
Cash flows provided by (used in) financing activities
Cash used in financing activities for the year ended December 31, 2021 was $133.1 million, and was driven by the repurchase of common stock of $109.4 million, payments on long-term borrowings of $23.4 million, and tax payments related to withholding tax on vested equity awards of $2.4 million.
Cash used in financing activities for the year ended December 31, 2020 was $50.2 million, and was driven by proceeds from long-term borrowings from the senior notes that were issued in the fourth quarter of $550.0 million, net of debt issuance costs of $8.8 million. We used these proceeds to repay the outstanding balance on the revolving credit facility of $131.2 million and the 2019 term loan of $375.0 million. We also paid $2.2 million in debt issuance costs for the amendment to our revolving credit facility (refer to Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). Additionally, we repaid $14.1 million of other long-term borrowings, repurchased $88.0 million of our common stock, and made payments of $3.2 million related to withholding tax on vested equity awards
Cash provided by financing activities for the year ended December 31, 2019 was $369.2 million, and was driven by proceeds from long-term borrowings from a new term loan in the first quarter of 2019 of $375.0 million and $131.3 million in net borrowings related to our revolving credit facility (refer to Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). This was offset by repayments of $122.5 million on our long-term borrowings. Additionally, we made payments of $14.3 million related to withholding tax on vested equity awards.

New Accounting Guidance
Refer to the Note 3 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our principal accounting policies are described in Note 2 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K. Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
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
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Chemicals and Performance

Materials. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.
The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and (v) other relevant entity-specific events that impact our reporting units.
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
The fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, growth rate, and discount rate. These assumptions are based on company-specific information and projections, which are not observable in the market and are therefore considered Level 2 and Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Based on the acquired business’ end markets and products as well as how the chief operating decision maker will review the business results determines the most appropriate operating segment for which to integrate the acquired business. Goodwill acquired, if any, is allocated to the reporting unit within or at the operating segment for which the acquired business will be integrated. Operating results of the acquired entity are reflected in the Consolidated Financial Statements from date of acquisition.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 26 percent of our net sales in 2021. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the year ended December 31, 2021 would have decreased our net sales and income before income taxes for the year ended December 31, 2021 by approximately $21.9 million or two percent and $8.9 million or five percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the year ended December 31, 2020 would have decreased our net sales and income before income taxes for the year ended December 31, 2020 by approximately $19 million or two percent and $6 million or two percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. We had accounts receivable from our largest customer of $6.6 million and $5.7 million as of December 31, 2021 and 2020, respectively. Sales to this customer, which are included in the Performance Materials segment, were approximately five percent, five percent, and four percent of total net sales for each of the years ended December 31, 2021, 2020, and 2019, respectively. Sales to the automotive industry represented approximately 35 percent of Ingevity’s consolidated Net sales and are our largest industry concentration risk. No customer individually accounted for greater than 10 percent of Ingevity's consolidated net sales.
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
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly crude tall oil ("CTO"), which represents approximately 10 percent of consolidated cost of sales and 22 percent of our raw materials purchases for the year ended December 31, 2021. Pricing for CTO is driven by the limited supply elasticity of the product and competing demands for its use, both of which drive pressure on price. Our gross profit and margins could be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one year. We try to protect against pricing fluctuations through various business strategies. Based on average pricing during the year ended December 31, 2021, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the year ended December 31, 2021 by approximately $9 million or one percent, which we may or may not have been able to pass on to our customers. Comparatively, based on average pricing during the year ended December 31, 2020, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the year ended December 31, 2020 by approximately $8 million or one percent.
Natural gas price risk
Natural gas, both direct and indirect, is our largest form of utility costs constituting approximately five percent of our cost of goods sold for the year ended December 31, 2021. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments in order to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases. Refer to the Note 9 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our natural gas price risk hedging program. For the year ended December 31, 2021, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $4.3 million or 50 basis points. As of December 31, 2021, we had 1.4 million and 1.0 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. Comparatively, for the year ended December 31, 2020, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $2.4 million or 30 basis points. As of December 31, 2021, open commodity contracts hedge forecasted transactions until March 2023. The fair value of the outstanding designated natural gas commodity hedge contracts as of December 31, 2021 and 2020 was a net liability of $0.6 million and $0.1 million, respectively.
Interest Rate Risk
As of December 31, 2021, approximately $328 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. For the year ended December 31, 2021, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $3 million or seven percent. Comparatively, for the year ended December 31, 2020, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would have increased our annual interest expense by approximately $4 million or eight percent.
As of December 31, 2021, we have entered into an interest rate swap with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(4.0) million and $(8.9) million at December 31, 2021 and 2020, respectively.

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

ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, as stated in their report, which is presented on the following page.

Date:	February 24, 2022

By:	/S/ JOHN C. FORTSON	/S/ MARY DEAN HALL
	John C. Fortson	Mary Dean Hall
	President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ingevity Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingevity Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)ii (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Performance Chemicals Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance and goodwill balance for the Performance Chemicals reporting unit were $442.0 million and $437.7 million, respectively, as of December 31, 2021. Management conducts a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on a discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to a reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.
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
February 24, 2022
We have served as the Company’s auditor since 2015.

INGEVITY CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
In millions, except per share data	2021	2020	2019
Net sales	$1,391.5	$1,216.1	$1,292.9
Cost of sales	878.7	750.6	810.9
Gross profit	512.8	465.5	482.0
Selling, general, and administrative expenses	179.3	149.4	163.1
Research and technical expenses	26.3	22.6	19.7
Restructuring and other (income) charges, net	16.2	18.5	1.8
Acquisition-related costs	0.6	1.8	26.9
Other (income) expense, net	79.9	(4.1)	(4.3)
Interest expense	51.7	47.1	54.6
Interest income	(4.0)	(4.9)	(7.7)
Income (loss) before income taxes	162.8	235.1	227.9
Provision (benefit) for income taxes	44.7	53.7	44.2
Net income (loss)	$118.1	$181.4	$183.7

Per share data
Basic earnings (loss) per share	$2.97	$4.39	$4.39
Diluted earnings (loss) per share	2.95	4.37	4.35

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In millions	2021	2020	2019
Net income (loss)	$118.1	$181.4	$183.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(5.3)	23.9	15.6
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $2.3, $(2.7), and $0.7	7.3	(9.0)	2.3
Total foreign currency adjustments, net of tax provision (benefit) of $2.3, $(2.7), and $0.7	2.0	14.9	17.9
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $1.7, $(1.3), and $(1.1)	5.5	(4.3)	(3.7)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.3), $0.3, and $(0.1)	(0.7)	0.9	(0.2)
Total derivative instruments, net of tax provision (benefit) of $1.4, $(1.0), and $(1.2)	4.8	(3.4)	(3.9)
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax provision (benefit) of $0.4, $(0.6), and $(0.4)	1.5	(2.1)	(1.4)
Reclassifications of net actuarial and other (gain) loss, amortization of prior service cost, and settlement and curtailment (income) charges, included in net income, net of tax (provision) benefit of $(0.1), zero, and zero	0.1	0.3	0.1
Total pension and other postretirement benefits, net of tax provision (benefit) of $0.5, $(0.6), and $(0.4)	1.6	(1.8)	(1.3)
Other comprehensive income (loss), net of tax provision (benefit) of $4.2, $(4.3), and $(0.9)	8.4	9.7	12.7
Comprehensive income (loss)	$126.5	$191.1	$196.4

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2021	2020
Assets
Cash and cash equivalents	$275.4	$257.7
Accounts receivable, net of allowance for credit losses of $2.0 million - 2021 and $1.9 million - 2020	161.7	148.0
Inventories, net	241.2	189.0
Prepaid and other current assets	46.6	34.0
Current assets	724.9	628.7
Property, plant and equipment, net	719.7	703.6
Operating lease assets, net	52.4	49.1
Goodwill	442.0	445.3
Other intangibles, net	337.6	373.3
Deferred income taxes	6.8	8.1
Restricted investment, net of allowance for credit losses of $0.5 million - 2021 and $0.9 million - 2020	76.1	73.6
Other assets	109.5	52.8
Total Assets	$2,469.0	$2,334.5
Liabilities
Accounts payable	$125.8	$104.2
Accrued expenses	51.7	46.6
Accrued payroll and employee benefits	48.2	25.1
Current operating lease liabilities	17.4	16.2
Notes payable and current maturities of long-term debt	19.6	26.0
Income taxes payable	6.2	5.3
Current liabilities	268.9	223.4
Long-term debt including finance lease obligations	1,250.0	1,267.4
Noncurrent operating lease liabilities	36.2	34.7
Deferred income taxes	114.6	117.0
Other liabilities	125.5	49.9
Total Liabilities	1,795.2	1,692.4
Commitments and contingencies (Note 18)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2021 and 2020)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,102,011 and 42,912,846 issued and 39,269,399 and 40,509,997 outstanding at 2021 and 2020, respectively)	0.4	0.4
Additional paid-in capital	136.3	121.3
Retained earnings	796.1	678.0
Accumulated other comprehensive income (loss)	13.1	4.7
Treasury stock, common stock, at cost (3,832,612 and 2,402,849 shares at 2021 and 2020, respectively)	(272.1)	(162.3)
Total Equity	673.8	642.1
Total Liabilities and Equity	$2,469.0	$2,334.5

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2018	42,331.9	$0.4	$98.3	$313.5	$(17.7)	$(55.8)	$338.7
Net income (loss)	—	—	—	183.7	—	—	183.7
Other comprehensive income (loss)	—	—	—	—	12.7	—	12.7
Common stock issued	283.3	—	—	—	—	—	—
Exercise of stock options, net	60.0	—	1.7	—	—	—	1.7
Tax payments related to vested restricted stock units	—	—	—	—	—	(14.3)	(14.3)
Share repurchase program	—	—	—	—	—	(6.4)	(6.4)
Share-based compensation plans	—	—	12.8	—	—	1.9	14.7
Balance at December 31, 2019	42,675.2	$0.4	$112.8	$497.2	$(5.0)	$(74.6)	$530.8
Net income (loss)	—	—	—	181.4	—	—	181.4
Other comprehensive income (loss)	—	—	—	—	9.7	—	9.7
Common stock issued	174.6	—	—	—	—	—	—
Exercise of stock options, net	63.0	—	1.9	—	—	—	1.9
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.2)	(3.2)
Share repurchase program	—	—	—	—	—	(88.0)	(88.0)
Share-based compensation plans	—	—	6.6	—	—	3.5	10.1
Adoption of accounting standard	—	—	—	(0.6)	—	—	(0.6)
Balance at December 31, 2020	42,912.8	$0.4	$121.3	$678.0	$4.7	$(162.3)	$642.1
Net income (loss)	—	—	—	118.1	—	—	118.1
Other comprehensive income (loss)	—	—	—	—	8.4	—	8.4
Common stock issued	121.4	—	—	—	—	—	—
Exercise of stock options, net	67.8	—	3.0	—	—	—	3.0
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.4)	(2.4)
Share repurchase program	—	—	—	—	—	(109.4)	(109.4)
Share-based compensation plans	—	—	12.0	—	—	2.0	14.0
Balance at December 31, 2021	43,102.0	$0.4	$136.3	$796.1	$13.1	$(272.1)	$673.8

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
In millions	2021	2020	2019
Cash provided by (used in) operating activities:
Net income (loss)	$118.1	$181.4	$183.7
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	109.9	100.2	85.0
Non cash operating lease costs	17.3	18.0	19.9
Deferred income taxes	(4.6)	16.2	14.8
Disposal/impairment of assets	1.2	0.6	1.4
Restructuring and other (income) charges, net	—	1.7	2.2
LIFO reserve	3.5	3.9	3.0
Share-based compensation	12.3	8.4	12.3
Pension and other postretirement benefit costs	1.6	1.9	1.5
Other non-cash items	12.1	15.3	10.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(13.8)	2.8	(15.3)
Inventories, net	(55.8)	22.3	(2.5)
Prepaid and other current assets	(5.9)	2.1	0.1
Planned major maintenance outage	(8.6)	(7.0)	(8.4)
Accounts payable	14.8	9.4	(6.2)
Accrued expenses	4.8	13.4	(5.9)
Accrued payroll and employee benefits	23.1	(3.3)	(14.4)
Income taxes	(6.2)	(9.6)	14.7
Litigation verdict charge	85.0	—	—
Operating leases	(20.5)	(18.5)	(19.8)
Changes in all other operating assets and liabilities, net	4.7	(6.8)	(0.5)
Net cash provided by (used in) operating activities	$293.0	$352.4	$275.7
Cash provided by (used in) investing activities:
Capital expenditures	(103.8)	(82.1)	(114.8)
Finance lease expenditures	—	(23.8)	—
Payments for acquired businesses, net of cash acquired	—	—	(537.9)
Purchase of strategic investments	(35.3)	—	—
Other investing activities, net	(1.5)	(4.7)	(5.6)
Net cash provided by (used in) investing activities	$(140.6)	$(110.6)	$(658.3)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
In millions	2021	2020	2019
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	—	346.1	797.7
Proceeds from long-term borrowings	—	550.0	375.0
Payments on revolving credit facility	—	(477.3)	(666.4)
Payments on long-term borrowings	(23.4)	(389.1)	(122.5)
Debt issuance costs	—	(11.0)	(2.4)
Financing lease obligations, net	(0.7)	23.1	—
Borrowings (repayments) of notes payable and other short-term borrowings, net	(1.9)	(4.4)	2.1
Tax payments related to withholdings on vested equity awards	(2.4)	(3.2)	(14.3)
Proceeds and withholdings from share-based compensation plans, net	4.7	3.6	4.1
Repurchases of common stock under publicly announced plan	(109.4)	(88.0)	(6.4)
Other financing activities, net	—	—	2.3
Net cash provided by (used in) financing activities	$(133.1)	$(50.2)	$369.2
Increase (decrease) in cash, cash equivalents, and restricted cash	19.3	191.6	(13.4)
Effect of exchange rate changes on cash	(1.7)	2.2	0.2
Change in cash, cash equivalents, and restricted cash	17.6	193.8	(13.2)
Cash, cash equivalents, and restricted cash at beginning of period	258.4	64.6	77.8
Cash, cash equivalents, and restricted cash at end of period (1)	$276.0	$258.4	$64.6
_______________
(1) Includes restricted cash of $0.6 million, $0.7 million, and $8.1 million and cash and cash equivalents of $275.4 million, $257.7 million, and $56.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Restricted cash is included within "Prepaid and other current assets" within the consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$47.5	$39.6	$48.0
Cash paid for income taxes, net of refunds	53.7	46.6	14.9
Purchases of property, plant and equipment in accounts payable	9.4	2.7	7.6
Leased assets obtained in exchange for new finance lease liabilities	—	23.8	—
Leased assets obtained in exchange for new operating lease liabilities	20.5	27.2	5.3

The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

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
Our Performance Materials segment manufactures products in the form of powder, granular, extruded pellets, extruded honeycombs, and activated carbon sheets. Automotive technologies products are sold into the gasoline vapor emission control applications within the automotive industry, while process purification products are sold into the food, water, beverage, and chemical purification industries.
Our Performance Chemicals segment consists of our pavement technologies, industrial specialties, and engineered polymers product lines. Performance Chemicals manufactures products derived from crude tall oil ("CTO") and lignin extracted from the kraft pulping process as well as caprolactone monomers and derivatives derived from cyclohexanone and hydrogen peroxide. Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including warm mix paving, pavement preservation, and pavement reconstruction and recycling (pavement technologies product line), adhesives, agrochemicals, lubricants, printing inks, industrial intermediates, and oilfield (industrial specialties product line), coatings, resins, elastomers, adhesives, bio-plastics, and medical devices (engineered polymers product line).
Basis of Consolidation and Presentation
The accompanying Consolidated Financial Statements of Ingevity were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies described in Note 2, together with the other notes that follow, are an integral part of the Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained.
Note 2:   Summary of Significant Accounting Policies
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
Accounts receivable and allowance for credit losses: Accounts receivable, net on the consolidated balance sheets are comprised of trade receivables less allowances for credit losses. Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for credit losses is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on our expected of future credit losses, which in part is based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates and political factors. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for credit losses at December 31, 2021 and 2020, was $2.0 million and $1.9 million, respectively.
Concentration of credit risk: The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees, or collateral. We had accounts receivable from our largest customer of $6.6 million and $5.7 million as of December 31, 2021 and 2020, respectively. Sales to this customer, which are included in the Performance Materials segment, were approximately five percent, five percent, and four percent of total net sales for each of the years ended December 31, 2021, 2020, and 2019, respectively. Sales to the automotive industry represented approximately 35 percent of Ingevity’s consolidated Net sales and are our largest industry concentration risk. No customers individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Inventories, net: Inventories held are valued at lower of cost or net realizable value, except for inventories determined using the the last-in, first-out method (“LIFO”), which are valued at the lower of LIFO or market cost. The value of our U.S. inventories is determined using LIFO for substantially all raw materials, finished goods, and production materials. The value of all other inventories, including stores and supplies inventories and inventories of non-U.S. operations, is determined by the first-in, first-out ("FIFO") or average costs methods. Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. We routinely assess inventory for both potential obsolescence and potential declines in anticipated selling prices, to derive a market value for the inventory on hand. This review also includes an analysis of potentially obsolete, unmarketable, slow moving, or overvalued inventory. If necessary, we will impair any inventories by an amount equal to the difference between the value of the held inventory (i.e., cost) and its estimated net realizable value for FIFO and average cost inventories, and market value for LIFO inventories.
Property, plant, and equipment: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations. Repair and maintenance costs that materially add to the value of the asset or prolong its useful life are capitalized and depreciated based on the extension of the useful life; general costs of maintenance and repairs are charged to expense.
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

Percent of M&E Cost	Depreciable Life in Years	Types of Assets
21	5 to 10	Production control system equipment and hardware, laboratory testing equipment
11	15	Control systems, instrumentation, metering equipment
49	20	Production vessels and kilns, storage tanks, piping
7	25 to 30	Blending equipment, storage tanks, piping, shipping equipment and platforms, safety equipment
3	40	Machinery & equipment support structures and foundations
9	Various	Various
Leases: We lease a variety of assets for use in our operations that are classified as both operating and financing leases. At contract inception, we determine that a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all of the economic benefits from the use of an identified asset as well as the right to direct the use of that asset. If a contract is considered to be a lease, we recognize a lease liability based on the present value of the future lease payments, with an offsetting entry to recognize a right-of-use asset. As a majority of our leases do not provide an explicit rate within the lease, an incremental borrowing rate is used which is based on information available at the commencement date. The determination of the incremental borrowing rate for each individual lease was impacted by the following assumptions: lease term, currency, and the economic environment for the physical location of the leased asset.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

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
Goodwill and other intangible assets: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Chemicals and Performance Materials. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which is the assumption related to revenue growth rates.
The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and (v) other relevant entity-specific events that impact our reporting units.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Our fiscal year 2021 annual goodwill impairment test was performed as of October 1, 2021. We determined that the fair value of both our reporting units were substantially in excess of their carrying value and therefore concluded that no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2021. No impairment charges have been recognized historically.
Other intangible assets are comprised of finite-lived intangible assets consisting primarily of brands (representing trademarks, trade names and know-how), customer contracts and relationships, and developed technology. Other intangible assets are amortized over their estimated useful lives which range from 5 to 20 years. See Note 8 for additional information.
Capitalized software: Capitalized software for internal use is included in Other assets on the consolidated balance sheets. Amounts capitalized are presented in Capital expenditures on our consolidated statements of cash flow. Capitalized software is amortized using the straight-line over the estimated useful lives ranging from 1 to 15 years. Amortization is recorded to Costs of sales on our consolidated statements of operations for software directly used in the production of inventory and Selling, general, and administrative expenses on our consolidated statements of operations for software used for non-production related activities.
Strategic Investments: We have a variety of strategic investments that are classified as other assets. Our strategic investments are accounted for under either the equity method of accounting or the measurement alternative, where fair value is not readily determinable.
For strategic investments that are accounted for under the equity method of accounting, our initial investment is recorded at cost. Subsequently, we will recognize, through the consolidated statements of operations (Other (income) expense, net) and as an adjustment to the investment balance (Other assets), our proportionate share of undistributed earnings or loss and the amortization of basis differences.
Strategic investments accounted for under the measurement alternative, where fair value is not readily determinable are accounted for at cost. Adjustments for observable changes in prices or impairments are recognized in Other (income) expense, net in our consolidated statements of operations.
At each reporting period, we evaluate each investment to determine whether events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable.
Legal liabilities: We recognize a liability for legal contingencies when a loss is probable and reasonably estimable. Third-party fees for legal services are expensed as incurred. If only a range of estimated losses can be determined, we accrue an amount that reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. If an unfavorable outcome is reasonably possible but not probable, we will disclose an estimate of the reasonably possible loss or range of loss. If we cannot estimate the loss or range of losses arising from a legal proceeding, we will disclose that an estimate cannot be made. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs that may require us to change our business practices in a manner that could have a material adverse impact on our business.
Revenue recognition: Our revenue is derived from contracts with customers, and substantially all our revenue is recognized when products are either shipped from our manufacturing and warehousing facilities or delivered to the customer. Revenue, net of returns and customer incentives, are based on the sale of manufactured products. Revenues are recognized when performance obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our products. For certain limited contracts, where we are producing goods with no alternative use and for which we have an enforceable right to payment for performance completed to date, we are recognizing revenue as goods are manufactured, rather than when they are shipped. Revenues are presented as Net sales on the consolidated statements of operations in the Consolidated Financial Statements.
Since Net sales are derived from product sales only, we have disaggregated our Net sales by our product lines within each reportable segment. Net sales are measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Sales returns and allowances are not a normal practice in the industry and are not significant. Certain customers may receive cash-based incentives, including discounts and volume rebates, which are accounted for as variable consideration and included in Net sales. Shipping and handling fees billed to customers are included with Net sales. If we pay for the freight and shipping, we recognize the cost when control of the product has transferred to the customer as an expense in Cost of sales on

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

the consolidated statements of operations. Payment terms with our customers are typically in the range of zero to sixty days. Because the period between when we transfer a promised good to a customer and when the customer pays for that good will be one year or less, we elect not to adjust the promised amount of consideration for the effects of any financing component, as it is not significant.
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
Research and technical expenses: Costs are expensed as incurred and primarily include employee compensation, technical equipment costs and material testing and innovation related expenses.
Royalty expense: Our Performance Materials and Performance Chemicals segments have licensing agreements with third parties requiring us to pay royalties for certain technologies we use in the manufacturing of our products. Royalty expense is recognized as incurred and recorded to Cost of sales on our consolidated statements of operations.
Restructuring and other (income) charges, net: We continually perform strategic reviews and assess the return on our operations which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded within Restructuring and other (income) charges, net on our consolidated statement of operations. These costs are excluded from our operating segment results.
We record an accrual for severance and other non-recurring costs under the provisions of the relevant accounting guidance. Additionally, in some restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful lives of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.
Income taxes: We are subject to income taxes in the U.S. and numerous foreign jurisdictions, including China and the United Kingdom. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the asset and liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recognized based upon the temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. We do not provide income taxes on undistributed earnings of consolidated foreign subsidiaries, as it is our intention that such earnings will remain invested in those companies.
We recognize income tax positions that are more-likely-than-not to be realized and accrue interest related to unrecognized income tax positions, which is included as a component of the income tax provision, on the consolidated statements of operations.
Pension and postretirement benefits: We provide both qualified and non-qualified pension and postretirement benefit plans to our employees. The expense related to the current employees of Ingevity, as well as the expense related to retirees of Ingevity, are included in the Consolidated Financial Statements. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates and expected return on plan assets. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality rates, employee turnover, and plan participation. To the extent our plans' actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans' demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans' funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 14 for additional information.
Share-based compensation: We recognize compensation expense in our Consolidated Financial Statements for all share-based compensation arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award and expense is recognized over the grantee's requisite service period; forfeitures are recognized as they occur. We calculate the fair value of our stock options using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSU"s), non-employee director deferred stock units ("DSU"s) and performance-based restricted stock units ("PSU"s) is determined using our closing stock price on the date of the grant. Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses in the consolidated statements of operations. See Note 11 for additional information.
Operating segments: Ingevity’s operating segments are Performance Materials and Performance Chemicals. Our operating segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Ingevity’s chief operating decision maker evaluates the business at the segment level when making decisions about allocating resources and assessing performance of Ingevity as a whole. We evaluate sales in a format consistent with our reportable segments: (1) Performance Materials, which includes wood-based, chemically activated carbon products and (2) Performance Chemicals, which includes specialty pine-based chemical co-products derived from the kraft pulping process and caprolactone monomers and derivatives derived from cyclohexanone and hydrogen peroxide. Each segment operates as a portfolio of various end uses for the relevant raw material used in that segment. See Note 19 for additional information.
Fair Value Measurements: We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying value of our financial instruments: cash and cash equivalents, other receivables, other payables and accrued liabilities, approximate their fair values due to the short-term nature of these financial instruments. See Note 5 for more information regarding the fair value measurements of our assets and liabilities, Note 9 for more information regarding the fair value measurements of our financial instruments and risk management activities and Note 14 for more information regarding the fair value of our pension plan assets by asset class.
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
Our risk management program also addresses counterparty credit risk by selecting only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions’ credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are recorded on our consolidated balance sheets at fair value and are presented on a gross basis. Due to our proactive mitigation of these potential credit risks, we anticipate performance by our counterparties to these contracts and therefore no material loss is expected. In order to mitigate the impact of market risks we have entered into both net investment hedges and cash flow hedges.
Cash Flow Hedges: Cash flow hedges are derivative financial instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative financial instruments that are designated and qualify as a cash flow hedge are recorded on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

of the underlying exposures being hedged. The gains and losses arising from qualifying hedging instruments are reported as a component of Accumulated other comprehensive income (loss) (“AOCI”) located in the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The reclassification gain or losses of the hedge from AOCI are recorded in the same financial statement caption on the consolidated statements of operations as the hedged item. For example, designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statements of operations when the forecasted transaction occurs. Designated commodity cash flow hedges gains or losses recorded in AOCI are recognized in Cost of sales on the consolidated statements of operations when the inventory is sold. See Note 9 for more information regarding our cash flow hedges.
Net Investment Hedges: Net investment hedges are defined as derivative or non-derivative instruments, which are designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The net of the change in the hedge instrument and the item being hedged against for qualifying net investment hedges is reported as a component of the foreign currency adjustments ("CTA") within Accumulated other comprehensive income ("AOCI") on the consolidated balance sheet. The gains (losses) on net investment hedges are reclassified to earnings only when the related CTA are required to be reclassified, usually upon sale or liquidation of the investment. See Note 9 for more information regarding our net investment hedges.
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
Translation of foreign currencies: The local currency is the functional currency for all of Ingevity’s significant operations outside the U.S., consisting primarily of the euro, the Japanese yen, the pound sterling and the Chinese renminbi. The assets and liabilities of Ingevity's foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in Accumulated other comprehensive income (loss) in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during each period.
Business combinations: Accounting for business combinations which requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed; the recognition of Acquisition-related costs in the consolidated statements of operations; the recognition of Restructuring and other (income) charges, net in the consolidated statements of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. We generally use third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of lives and valuation of tangible property, plant, and equipment and identifiable intangibles, assisting management in determining the fair value of obligations associated with employee related liabilities and assisting management in assessing obligations associated with legal and environmental claims.
The fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, growth rate, and the discount rate. These assumptions are based on company specific information and projections, which are not observable in the market and are therefore considered Level 2 and Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Based on the acquired business’ end markets and products, as well as how the chief operating decision maker will review the business results, determines the most appropriate operating segment for which to integrate the acquired business. Goodwill acquired, if any, is allocated to the reporting unit within or at the operating segment for which the acquired business will be integrated. Selection of the appropriate reporting unit is based on the level at which discrete financial information is available and reviewed by business management post integration. Operating results of the acquired entity are reflected in the Consolidated Financial Statements from date of acquisition.
Reclassifications: Certain prior year amounts have been reclassified to conform with current year's presentation.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

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
Recently Issued Accounting Pronouncements
    In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively until December 31, 2022. As of December 31, 2021, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our Consolidated Financial Statements.
Note 4: Revenues
Disaggregation of Revenue
The following tables present our Net sales disaggregated by product line and geography.

	Years Ended December 31,
In millions	2021	2020	2019
Performance Materials segment (1)	$516.8	$510.0	$490.6
Performance Chemicals segment
Pavement Technologies product line	195.4	186.8	183.3
Industrial Specialties product line (1)	493.5	391.6	496.9
Engineered Polymers product line	185.8	127.7	122.1
Total	$874.7	$706.1	$802.3
Net sales	$1,391.5	$1,216.1	$1,292.9
_______________
(1) In 2021, we updated disaggregated revenue disclosures, combining certain product groups to reflect categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. As a result, Automotive Technologies and Process Purification product lines have been combined within the Performance Materials segment. Similarly, the Oilfield Technologies product line has been combined with the Industrial Specialties product line within the Performance Chemicals segment.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Years Ended December 31,
In millions	2021	2020	2019
North America	$763.3	$676.9	$795.7
Asia Pacific	385.5	345.4	281.4
Europe, Middle East, and Africa	219.6	174.9	193.6
South America	23.1	18.9	22.2
Net sales	$1,391.5	$1,216.1	$1,292.9
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

	Years Ended December 31,
In millions	2021	2020
Contract asset at beginning of period	$5.7	$6.2
Additions	21.5	23.6
Reclassification to accounts receivable, billed to customers	(21.9)	(24.1)
Contract asset at end of period (1)	$5.3	$5.7
_______________
(1) Included within "Prepaid and other current assets" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 5: Fair Value Measurements
Recurring Fair Value Measurements
    The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2021
Assets:
Deferred compensation plan investments (5)	$0.9	$—	$—	$0.9
Total assets	$0.9	$—	$—	$0.9
Liabilities:
Deferred compensation arrangement (5)	$13.7	$—	$—	$13.7
Contingent consideration (6)	—	—	0.8	0.8
Total liabilities	$13.7	$—	$0.8	$14.5

In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2020
Assets:
Equity securities (4)	$0.2	$—	$—	$0.2
Deferred compensation plan investments (5)	1.7	—	—	1.7
Total assets	$1.9	$—	$—	$1.9
Liabilities:
Deferred compensation arrangement (5)	$11.6	$—	$—	$11.6
Contingent consideration (6)	—	—	0.8	0.8
Total liabilities	$11.6	$—	$0.8	$12.4
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Prepaid and other current assets" on the consolidated balance sheet.
(5) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our balance sheets. Both the asset and liability related to investment securities are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $14.0 million and $10.8 million at December 31, 2021 and 2020, respectively.
(6) Included within "Other liabilities" on the consolidated balance sheet.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the consolidated balance sheet during the year ended December 31, 2021. During the year ended December 31, 2020, we exited certain leased assets previously used in our daily operations, resulting in an impairment charge of $1.7 million to adjust their fair value on our consolidated balance sheet to zero. These leased assets have remaining lease obligations through 2023.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Strategic Investments
During the second quarter of 2021, we acquired a strategic investment in a privately-held company for $16.5 million, which is accounted for under the equity method of accounting. The carrying value of our strategic equity investment was $16.5 million at December 31, 2021. There were no adjustments to the carrying value of our strategic equity investment for impairment or observable price changes during the twelve months ended December 31, 2021.
During the fourth quarter of 2021, we acquired two strategic investments in privately-held companies, which are both accounted for under the measurement alternative method. The aggregate carrying value of these measurement alternative investments where fair value is not readily determinable totaled $18.8 million at December 31, 2021, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the period ended December 31, 2021.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, at maturity. The trust, presented as a restricted investment on our consolidated balance sheets, purchased long-term bonds that mature in 2025 and 2026. The principal received at maturity of the bonds along with interest income that is reinvested in the trust are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized as interest income and presented within interest income on our consolidated statement of operations.
At December 31, 2021 and 2020, the carrying value of our restricted investment, which is accounted for as HTM and therefore held at amortized costs, was $76.1 million and $73.6 million, net of an allowance for credit losses of $0.5 million and $0.9 million and included cash of $4.7 million and $2.4 million, respectively. The fair value at December 31, 2021 and 2020 was $80.0 million and $81.5 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
December 31, 2021	$13.4	—	10.6	13.3	14.1	20.5	$71.9
December 31, 2020	$13.5	10.6	—	24.2	13.4	10.4	$72.1

Debt and Finance Lease Obligations
At December 31, 2021 and 2020, the carrying value of finance lease obligations was $102.4 million and $103.1 million, respectively, and the fair value was $118.6 million and $127.0 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value, excluding debt issuance fees, of our variable rate debt was $328.1 million and $353.4 million as of December 31, 2021 and 2020, respectively. The carrying value is a reasonable estimate of the fair value of our outstanding debt as our outstanding debt is variable interest rate debt.
At December 31, 2021 and 2020, the carrying value of our fixed rate debt was $850.0 million and $850.0 million, respectively, and the fair value was $843.9 million and $864.1 million, respectively, based on Level 2 inputs.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Contingent Consideration
In connection with the acquisition of certain assets in 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to the expiration on December 31, 2024, therein referred to as "Revenue Earn-out."
The fair value of the five-year Revenue Earn-out consideration was $0.8 million at December 31, 2021 and 2020, respectively. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general, and administrative expense.
The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	Contingent Consideration
In millions	December 31, 2021	December 31, 2020
Beginning balance	$0.8	$—
Newly issued	—	1.1
Change in revaluation of contingent consideration included in earnings	—	(0.3)
Exercises/settlements	—	—
Ending balance (1)	$0.8	$0.8
______________
(1) Included within "Other liabilities" on the consolidated balance sheets.
Note 6: Inventories, net

	December 31,
In millions	2021	2020
Raw materials	$48.8	$39.1
Production materials, stores and supplies	26.8	24.6
Finished and in-process goods	183.4	139.6
Subtotal	$259.0	$203.3
Less: LIFO reserve	(17.8)	(14.3)
Inventories, net	$241.2	$189.0
As of December 31, 2021, approximately 38 percent, 11 percent, and 51 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively. As of December 31, 2020, approximately 31 percent, 13 percent, and 56 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 7: Property, Plant, and Equipment, net
Property, plant, and equipment, net consist of the following:

	December 31,
In millions	2021	2020
Machinery and equipment	$1,113.3	$1,065.5
Buildings and leasehold improvements	177.2	174.0
Land and land improvements	20.4	20.0
Construction in progress	64.4	43.7
Total cost	$1,375.3	$1,303.2
Less: accumulated depreciation	(655.6)	(599.6)
Property, plant, and equipment, net (1)	$719.7	$703.6
_______________
(1) This includes finance leases related to machinery and equipment of $94.5 million and $86.0 million, and net carrying value of $27.7 million and $21.3 million; buildings and leasehold improvements of $29.0 million and $29.0 million, and net carrying value of $26.2 million and $28.0 million; and construction in progress of zero and $9.2 million at December 31, 2021 and 2020, respectively. Amortization expense associated with these finance leases is included within depreciation expense. The payments remaining under these finance leases obligations are included within Note 13.
Depreciation expense was $70.6 million, $61.2 million, and $52.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 8: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2019	$432.1	$4.3	$436.4
Foreign currency translation	8.9	—	8.9
December 31, 2020	$441.0	$4.3	$445.3
Foreign currency translation	(3.3)	—	(3.3)
December 31, 2021	$437.7	$4.3	$442.0
Other Intangible Assets

	December 31, 2021			December 31, 2020
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer contracts and relationships	$317.8	$95.0	$222.8	$319.5	$73.6	$245.9
Brands (1)	81.7	20.3	61.4	82.4	15.8	66.6
Developed technology	72.2	18.8	53.4	73.0	12.5	60.5
Other	0.5	0.5	—	2.7	2.4	0.3
Other intangibles, net (2)	$472.2	$134.6	$337.6	$477.6	$104.3	$373.3
_______________
(1) Represents trademarks, trade names, and know-how.
(2) The weighted average amortization period remaining for all intangibles is 11.7 years, while the weighted average amortization period remaining for customer contracts and relationships, brands, developed technology and other intangibles is 11.5 years, 14.0 years, 9.8 years, and 0.1 years, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Intangible assets subject to amortization were allocated among our business segments as follows:

	December 31,
In millions	2021	2020
Performance Materials	$1.9	$2.1
Performance Chemicals	335.7	371.2
Other intangibles, net	$337.6	$373.3
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Years Ended December 31,
In millions	2021	2020	2019
Cost of sales	$—	$0.1	$0.6
Selling, general, and administrative expenses	33.2	32.5	28.1
Total amortization expense	$33.2	$32.6	$28.7
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2022 - $32.9 million, 2023 - $32.9 million, 2024 - $32.6 million, 2025 - $32.6 million and 2026 - $32.6 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency.
Note 9: Financial Instruments and Risk Management
Net Investment Hedges
We have fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed rate of 1.63 percent. The difference between the fixed interest rate between the U.S. dollar denominated debt compared to euro denominated debt is recorded as interest income on the consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $1.0 million and $(8.6) million at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019 we recognized net interest income associated with this financial instrument of $0.5 million, $1.6 million, and $2.3 million respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statement of operations when the forecasted transaction occurs. As of December 31, 2021, there were $21.6 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.5 million and $(0.1) million as of December 31, 2021 and 2020, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of December 31, 2021, we had 1.4 million and 1.0 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of December 31, 2021, open commodity contracts hedge forecasted transactions until March 2023. The fair value of the outstanding designated natural gas commodity hedge contracts was a net asset (liability) of $(0.6) million and $(0.1) million as of December 31, 2021 and 2020, respectively.
Interest Rate Risk Management
Our policy is to manage interest expense using a mix of fixed and variable rate debt. To manage interest rate risk effectively, from time to time, we may enter into interest rate derivative instruments. In all cases, the notional amount of the interest rate swap agreements is equal to or less than the designated debt being hedged. These instruments are designated as cash flow hedges. Designated interest rate cash flow hedge gains or losses are recorded in Accumulated other comprehensive income (loss) ("AOCI") and are recognized in "Interest expense, net" on the consolidated statements of operations on a straight-line basis over the remaining maturity of the underlying debt.
As of December 31, 2021, we have a floating-to-fixed interest rate swap with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(4.0) million and $(8.9) million at December 31, 2021 and 2020, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI into Net income
	Years Ended December 31,
	2021	2020	2021	2020
Cash flow hedging derivatives
Currency exchange contracts	$0.8	$(0.1)	$(0.3)	$0.1	Net sales
Natural gas contracts	1.6	(0.5)	(0.7)	1.1	Cost of sales
Interest rate swap contracts	4.8	(5.0)	—	—	Interest expense
Total	$7.2	$(5.6)	$(1.0)	$1.2

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
	2021	2020	2021	2020
Net investment hedging derivative
Currency exchange contracts (1)	$9.6	$(11.7)	$0.5	$1.6	Interest income
Total	$9.6	$(11.7)	$0.5	$1.6
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $1.3 million of losses from AOCI to earnings, before taxes.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements related to derivative assets and liabilities on our consolidated balance sheet during fiscal years ending December 31, 2021, 2020, or 2019, respectively.

	December 31, 2021
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Net investment hedge (5)	—	2.0	—	2.0
Total assets	$—	$2.5	$—	2.5
Liabilities:
Natural gas contracts (6)	$—	$0.6	$—	$0.6
Net investment hedge (7)	—	1.0	—	1.0
Interest rate swap contracts (7)	—	4.0	—	4.0
Total liabilities	$—	$5.6	$—	$5.6

	December 31, 2020
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Natural gas contracts (4)	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Natural gas contracts (6)	$—	$0.2	$—	$0.2
Currency exchange contracts (6)	—	0.1	—	0.1
Net investment hedge (7)	—	8.6	—	8.6
Interest rate swap contracts (7)	—	8.9	—	8.9
Total liabilities	$—	$17.8	$—	$17.8
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 10: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	December 31,
In millions, except percentages	2021	2020

Revolving Credit Facility and other lines of credit (1)	$—	$1.8
Term Loan	328.1	351.6
3.88% Senior Note due 2028	550.0	550.0
4.50% Senior Note due 2026	300.0	300.0
Finance lease obligations (2)	102.4	103.1
Total debt including finance lease obligations	$1,280.5	$1,306.5
Less: debt issuance costs	10.9	13.1
Total debt including finance lease obligations, net of debt issuance costs	$1,269.6	$1,293.4
Less: debt maturing within one year (3)	19.6	26.0
Long-term debt including finance lease obligations	$1,250.0	$1,267.4
_______________
(1) Letters of credit outstanding under the revolving credit facility were $2.5 million and $2.3 million and available funds under the facility were $497.5 million and $497.7 million at December 31, 2021 and 2020, respectively.
(2) Refer to Note 13 for more information.
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
The revolving credit facility bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin, in the case of base rate loans, ranging between zero percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The margin is based on a total leverage-based pricing grid.
Fees of zero, $2.2 million, and zero were incurred in 2021, 2020, and 2019, respectively, to secure the various amendments associated with our revolving credit facility. These fees have been deferred and will be amortized over the term of the facility.
Term Loan
On August 21, 2017, we amended our credit agreement to among other things, establish incremental term loan commitments in the aggregate principal amount of $75.0 million in addition to the existing term loan of $300.0 million. The combined borrowings of $375.0 million, collectively referred to as the Term Loan are treated as a single class.
On August 7, 2018, we further amended the credit agreement to, among other things, extended the maturity of the Term Loan to August 7, 2023. The Term Loan amortized at zero percent per annum through May 9, 2019 and amortizes at 1.25 percent per annum during each year thereafter, with the balance due at maturity. The Term Loan bears interest at either (a) an adjusted base rate or (b) an adjusted LIBOR rate (or a comparable or successor rate), in each case, plus an applicable margin, in the case of base rate loans, ranging between zero percent and 0.75 percent, and in the case of adjusted LIBOR rate loans, ranging between 1.00 percent and 1.75 percent. The margin is based on a total leverage-based pricing grid. At December 31, 2021 the interest rate on the term loan was 1.38 percent.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Senior Notes
Our senior notes are comprised of two separate series of notes: the "2028 Notes" and the "2026 Notes."
2028 Senior Notes:
On October 28, 2020, we issued $550.0 million aggregate principal amount of 3.875 percent senior unsecured notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture dated as of October 28, 2020, by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
The net proceeds from the sale of the 2028 Notes, after deducting deferred financing fees of $8.8 million, were used to repay the existing term loan and the outstanding balances under our revolving credit facility.
Interest payments on the 2028 Notes are due semiannually in arrears on November 1st and May 1st of each year, beginning on May 1, 2021, at a rate of 3.875 percent per year. The 2028 Notes will mature on November 1, 2028.
At any time prior to November 1, 2023, the Issuer may on any one or more occasions redeem up to 40 percent of the original aggregate principal amount of Notes (calculated after giving effect to any issuance of Additional Notes) issued under the Indenture, upon not less than 10 nor more than 60 days’ notice to holders of Notes (with a copy to the Trustee), at a redemption price equal to 103.875 percent of the principal amount of the Notes redeemed, plus accrued but unpaid interest.
2026 Senior Notes:
On January 24, 2018, we issued $300.0 million aggregate principal amount of 4.50 percent senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to an indenture dated as of January 24, 2018, by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.
The net proceeds from the sale of the 2026 Notes, after deducting deferred financing fees of $5.7 million, were used to finance, in part, acquisitions completed in 2018.
Interest payments on the 2026 Notes are due semiannually in arrears on February 1st and August 1st of each year, beginning on August 1, 2018, at a rate of 4.50 percent per year. The 2026 Notes will mature on February 1, 2026.
On or after February 1, 2021, we may on any one or more occasions redeem all or a part of the Notes, upon not less than 30 nor more than 60 days’ notice to the Holders of Notes (with a copy to the Trustee), at the redemption prices (expressed as percentages of principal amount) 101.125 percent for 2022 and 100 percent for 2023 and thereafter, plus accrued but unpaid interest, if any, on the Notes redeemed, to, but excluding, the applicable redemption date.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2026 Senior Note or 2028 Senior Note could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries, including the other series. We were in compliance with all covenants under the indentures as of December 31, 2021.
The credit agreements governing our revolving credit facility and Term Loan contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility and term loan facilities being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Additionally, the Term Loan financial covenants require Ingevity to maintain on a consolidated basis a maximum total gross leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual gross and net leverage for the four consecutive quarters ended December 31,

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

2021 were 2.8 and 2.2, respectively, and our actual interest coverage for the four consecutive quarters ended December 31, 2021 was 9.2. We were in compliance with all covenants at December 31, 2021.
Note 11: Share-based Compensation
Equity Incentive Plan
The Ingevity Corporation 2016 Omnibus Incentive Plan, adopted on May 15, 2016, grants certain corporate officers, key employees and non-employee directors of Ingevity and subsidiaries different forms of benefits, including stock options, restricted stock units ("RSU"), director stock units ("DSU"), and performance stock units ("PSU"). The Ingevity Corporation 2016 Omnibus Incentive Plan has a maximum shares reserve of 4,000,000 for the grant of equity awards. As of December 31, 2021, 3,041,028 shares under the Ingevity Corporation 2016 Omnibus Incentive Plan are still available for grants, assuming that Ingevity performs at the target performance level in each year of the three-year performance period for PSU awards. The Leadership Development and Compensation Committee of Ingevity's Board of Directors ("Compensation Committee") determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually. We typically issue new common shares for vesting of awards under our equity incentive plan.
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
Under the ESPP, a total of 250,000 shares of Ingevity's common stock are reserved and authorized for issuance to participating U.S. employees, as defined by the ESPP, which excludes certain officers of Ingevity. We typically issue treasury shares for issuances under the ESPP. As of December 31, 2021, 102,574 shares under the ESPP are still available for issuance. The initial offering period under the ESPP began on July 1, 2017. During fiscal year 2021, there were 27,522 shares issued under the ESPP at an average price of $74.40.
Our share-based compensation and ESPP expense is included in the table below.

	Years Ended December 31,
In millions	2021	2020	2019
Stock option expense	$1.7	$0.6	$3.0
ESPP expense	0.6	0.5	0.7
RSU, DSU and PSU expense	10.0	7.3	8.6
Total share-based compensation expense (1)	$12.3	$8.4	$12.3
Income tax benefit	(2.3)	(1.5)	(2.2)
Total share-based compensation expense, net of tax	$10.0	$6.9	$10.1
_______________
(1) Amounts reflected in "Selling, general, and administrative expenses" on the consolidated statements of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Stock Options
All stock options vest in accordance with vesting conditions set by the Compensation Committee. Stock options granted to date have vesting periods of one to three years from the date of grant. Incentive and non-qualified options granted under the Plan expire no later than 10 years from the grant date. Expense related to stock options granted is based on the assumptions shown in the table below:

	Years Ended December 31,
Weighted-average assumptions used to calculate expense for stock options	2021	2020	2019
Risk-free interest rate	1.0%	1.0%	2.6%
Average life of options (years)	6.5	6.5	6.5
Volatility	46.0%	33.5%	28.0%
Dividend yield	—	—	—
Fair value per stock option	$33.07	$15.87	$39.29
The following table summarizes Ingevity's stock option activity.

	Number of Options (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2020	346	$57.28	7.2	$7,919
Granted	62	69.63
Exercised	(59)	46.75
Forfeited	—	—
Canceled	(11)	61.48
Outstanding, December 31, 2021	338	$61.34	6.7	$5,366
Exercisable, December 31, 2021	228	$59.71	5.9	$4,150
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
As of December 31, 2021, $0.9 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of one year.
Restricted Stock Units, Deferred Stock Units and Performance-based Restricted Stock Units
All RSUs, DSUs, and PSUs vest in accordance with vesting conditions set by the Compensation Committee. RSUs and DSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three-year performance period, subject to satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

The following table summarizes Ingevity's RSUs, DSUs, and PSUs activity.

	RSUs and DSUs		PSUs
	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)
Nonvested, December 31, 2020	171	$59.75	142	$66.22
Granted	155	70.89	71	69.60
Vested	(77)	57.88	(37)	74.91
Forfeited	(6)	64.60	(10)	63.01
Nonvested, December 31, 2021 (2)	243	$67.36	166	$65.91
_______________
(1) The number granted represents the number of shares issuable upon vesting of RSUs and DSUs. For PSUs the number granted represents the number of shares issuable upon vesting assuming that Ingevity performs at the target performance level in each year of the three-year performance period.
(2) Excludes 4,783 non-employee director shares that were vested but unissued at December 31, 2021.
As of December 31, 2021, $11.8 million of unrecognized share-based compensation expense related to RSUs, DSUs and PSUs is expected to be recognized over a weighted-average period of 1.6 years.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 12: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of AOCI, net of tax.

	Years Ended December 31,
In millions	2021	2020	2019
Foreign currency translation
Beginning Balance	$16.4	$1.5	$(16.4)
Net gains (losses) on foreign currency translation	(5.3)	23.9	15.6
Gains (losses) on net investment hedges	9.6	(11.7)	3.0
Less: tax provision (benefit)	2.3	(2.7)	0.7
Net gains (losses) on net investment hedges	7.3	(9.0)	2.3
Other comprehensive income (loss), net of tax	2.0	14.9	17.9
Ending Balance	$18.4	$16.4	$1.5

Derivative instruments
Beginning Balance	$(6.9)	$(3.5)	$0.4
Gains (losses) on derivative instruments	7.2	(5.6)	(4.8)
Less: tax provision (benefit)	1.7	(1.3)	(1.1)
Net gains (losses) on derivative instruments	5.5	(4.3)	(3.7)
(Gains) losses reclassified to net income	(1.0)	1.2	(0.3)
Less: tax (provision) benefit	(0.3)	0.3	(0.1)
Net (gains) losses reclassified to net income	(0.7)	0.9	(0.2)
Other comprehensive income (loss), net of tax	4.8	(3.4)	(3.9)
Ending Balance	$(2.1)	$(6.9)	$(3.5)

Pension and other postretirement benefits
Beginning Balance	$(4.8)	$(3.0)	$(1.7)
Unrealized actuarial gains (losses) and prior service (costs) credits	1.9	(2.7)	(1.8)
Less: tax provision (benefit)	0.4	(0.6)	(0.4)
Net actuarial gains (losses) and prior service (costs) credits	1.5	(2.1)	(1.4)
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.2	0.3	0.1
Less: tax (provision) benefit	0.1	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.3	0.1
Other comprehensive income (loss), net of tax	1.6	(1.8)	(1.3)
Ending Balance	$(3.2)	$(4.8)	$(3.0)

Total AOCI ending balance at December 31	$13.1	$4.7	$(5.0)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from AOCI and the affected line items in the consolidated statements of income (loss) for each of the periods presented.

	Years Ended December 31,
In millions	2021	2020	2019

Derivative Instruments
Currency exchange contracts (1)	$0.3	$(0.1)	$—
Natural gas contracts (2)	0.7	(1.1)	0.3
Total before tax	1.0	(1.2)	0.3
(Provision) benefit for income taxes	(0.3)	0.3	(0.1)
Amount included in net income (loss)	$0.7	$(0.9)	$0.2

Pension and other postretirement benefits
Amortization of prior service credit (costs) (2)	$(0.1)	$(0.1)	$—
Amortization of unrecognized net actuarial and other gains (losses) (3)	(0.1)	(0.1)	(0.1)
Recognized gain (loss) due to curtailment and settlement (2)	—	(0.1)	—
Total before tax	(0.2)	(0.3)	(0.1)
(Provision) benefit for income taxes	0.1	—	—
Amount included in net income (loss)	$(0.1)	$(0.3)	$(0.1)
_______________
(1) Included within "Net sales" on the consolidated statements of operations.
(2) Included within "Cost of sales" on the consolidated statements of operations.
(3) Included within "Other (income) expense, net" on the consolidated statements of operations.
Share repurchases
On February 28, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior two outstanding authorizations. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the year ended December 31, 2021, we repurchased $109.4 million in common stock, representing 1,421,379 shares of our common stock at a weighted average cost per share of $76.98. At December 31, 2021, $302.6 million remained unused under our Board-authorized repurchase program. During the year ended December 31, 2020 and December 31, 2019, we repurchased $88.0 million and $6.4 million in common stock, representing 1,533,442 and 80,300 shares of our common stock at a weighted average cost per share of $57.38 and $80.22, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 13: Leases
We have both Operating and Finance Leases, with the majority being operating lease agreements related to rail cars, tanks, equipment, and real estate. Supplemental consolidated balance sheet information related to our leases is as follows:

		December 31,
In millions	Financial Statement Caption	2021	2020
Assets
Operating lease assets, net (1)	Operating lease assets, net	$52.4	$49.1
Finance lease assets, net (2)	Property, plant, and equipment, net	53.9	58.5
Finance lease assets, net (2)	Other assets, net	0.3	0.8
Total lease assets		$106.6	$108.4
Liabilities
Current
Operating lease liabilities (3)	Current operating lease liabilities	$17.4	$16.2
Finance lease liabilities	Notes payable and current maturities of long-term debt	0.8	0.7
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	36.2	34.7
Finance lease liabilities	Long-term debt including finance lease obligations	101.6	102.4
Total lease liabilities		$156.0	$154.0
_______________
(1) Operating lease assets, net are recorded net of accumulated amortization of $35.5 million, and $29.4 million as of December 31, 2021, and 2020, respectively.
(2) Finance lease assets, net are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $69.6 million and $1.3 million, as of December 31, 2021, and $65.8 million and $0.8 million, as of December 31, 2020.
(3) Operating lease liabilities include $0.2 million, and $0.2 million of accrued interest, as of December 31, 2021 and 2020, respectively.
Finance Leases
Our finance lease obligations of $102.4 million, and $103.1 million at December 31, 2021 and 2020, respectively, consisting of two leases. The first obligation of $80.0 million is owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky manufacturing site, which is due at maturity in 2027. The second obligation of $22.4 million is owed to the lessor of our new corporate headquarters in North Charleston, South Carolina. The lease commenced in July 2020, with a term of 15 years.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Components of lease cost are as follows:

		Years Ended December 31,
In millions	Financial Statement Caption	2021	2020	2019
Operating lease cost (1)	Cost of sales	$19.5	$19.4	$21.5
	Selling, general, and administrative expenses	1.4	1.9	2.4
Finance lease cost
Amortization of leased assets	Cost of sales	$3.3	$2.6	$1.9
	Selling, general, and administrative expenses	1.6	0.8	—
Interest on lease liabilities	Interest expense, net	7.5	6.8	6.1
Net lease cost (2)		$33.3	$31.5	$31.9
_______________
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Only on the rare occasion do we sublease our leased assets; as a result this amount excludes sublease income which is immaterial.

Maturity of Lease Liabilities

	December 31, 2021
In millions	Operating leases	Finance leases	Total
2022	$19.5	$8.2	$27.7
2023	15.0	8.2	23.2
2024	10.5	8.3	18.8
2025	6.5	8.3	14.8
2026	3.5	8.4	11.9
2027 and thereafter	4.3	104.8	109.1
Total lease payments	$59.3	$146.2	$205.5
Less: Interest	5.7	43.8	49.5
Present value of lease liabilities (1)	$53.6	$102.4	$156.0
_______________
(1) As of December 31, 2021, we have operating lease commitments that have not yet commenced of approximately $1.1 million related to manufacturing and office equipment leases.
Lease Term and Discount Rate

	December 31,
In millions, except percentages	2021	2020
Weighted-average remaining lease term (years)
Operating leases	4.1	4.2
Finance leases	6.9	7.9
Weighted-average discount rate
Operating leases	4.97%	5.43%
Finance leases	7.18%	7.17%

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Other Information

	Years Ended December 31,
In millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.5	$18.5	$19.8
Operating cash flows from finance leases	7.5	6.8	6.1
Financing cash flows from finance leases	0.7	0.7	—
Note 14: Retirement Plans
Defined Contribution Plans
Eligible employees may participate in our retirement savings plan ("Plan"), a qualified salary-reduction plan under Section 401(k) of the U.S. Internal Revenue Code by contributing a portion of their compensation. For non-union eligible employees participating in the Plan, Ingevity makes matching contributions up to six percent of the employee deferral. In addition to the matching contributions, Ingevity also makes a non-elective contribution of three percent of eligible compensation per payroll for non-union employees. For eligible union employees participating in the Plan, Ingevity makes matching contributions up to 100 percent of the first three percent of the employee deferrals and 50 percent on the next two percent of deferrals. Employee contributions as well as Ingevity’s match contributions are made to funds designated by the participant, none of which are based on Ingevity’s common stock.
Charges associated with employer contributions to the Plan were $9.5 million, $10.6 million, and $10.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Defined Benefit Pension and Postretirement Plans
Ingevity has both established qualified and non-qualified benefit plans to provide pension and post-retirement benefits to certain employees and retirees. Our retirement obligations consist of accrued defined benefit obligations earned by Ingevity domestic hourly union employees; accrued obligations from a frozen non-qualified defined benefit pension plan for certain salaried and former salaried employees of Ingevity; and other post-retirement medical and life insurance benefits.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

The following tables summarize the weighted average assumptions used and components of our defined benefit postretirement plans.

	Pensions		Other Benefits
In millions, except percentages	2021	2020	2021	2020
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	2.75%	2.45%	—%	—%
Discount rate - non-qualified benefit plans	2.65%	2.30%	2.60%	2.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Change in projected benefit obligation
Projected benefit obligation at January 1	$45.0	$36.5	$1.0	$0.9
Service cost	1.7	1.6	—	—
Interest cost	1.1	1.2	—	—
Actuarial loss (gain)	(2.1)	6.1	(0.1)	0.1
Plan amendments	0.3	0.3	—	—
Benefit payments	(1.0)	(0.7)	—	—
Projected benefit obligation at December 31 (1)	45.0	45.0	0.9	1.0
Change in plan assets
Fair value of plan asset at January 1	31.2	26.8	—	—
Actual return on plan assets	1.4	5.0	—	—
Company contributions	0.2	0.1	—	—
Benefit payments	(1.0)	(0.7)	—	—
Fair value of plan assets at December 31	31.8	31.2	—	—
Funded Status
Net Funded Status of the Plan (Liability)	$(13.2)	$(13.8)	$(0.9)	$(1.0)

	Pensions		Other Benefits
	December 31,
In millions	2021	2020	2021	2020
Amount recognized in the consolidated balance sheets:
Pension and other postretirement benefit asset (2)	$—	$—	$—	$—
Pension and other postretirement benefit (liability) (2)	(13.2)	(13.8)	(0.9)	(1.0)
Total Net Funded Status of the Plan (Liability)	$(13.2)	$(13.8)	$(0.9)	$(1.0)
_______________
(1) The accumulated benefit obligation for all years presented equals the projected benefit obligation for each plan, respectively.
(2) Asset balance is included in "Other assets" and liability balances are included in "Other liabilities" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Amounts Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Years Ended December 31,
	Pensions			Other Benefits			Total
In millions	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current year net actuarial loss (gain)	$(2.1)	$2.3	$1.7	$(0.1)	$0.1	$0.1	$(2.2)	$2.4	$1.8
Current year prior service cost (credit)	0.3	0.3	—	—	—	—	0.3	0.3	—
Amortization of net actuarial (loss) gain and prior service (cost) credit	(0.2)	(0.2)	(0.1)	—	—	—	(0.2)	(0.2)	(0.1)
Settlement and curtailment (charges) income, net	—	(0.1)	—	—	—	—	—	(0.1)	—
Total recognized in other comprehensive (income) loss, before taxes	(2.0)	2.3	1.6	(0.1)	0.1	0.1	(2.1)	2.4	1.7
Total recognized in other comprehensive (income) loss, after taxes	$(1.5)	$1.7	$1.2	$(0.1)	$0.1	$0.1	$(1.6)	$1.8	$1.3
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	December 31,
	Pensions		Other Benefits		Total
In millions	2021	2020	2021	2020	2021	2020
Net actuarial (gain) loss	$3.1	$5.3	$0.1	$0.1	$3.2	$5.4
Prior service cost (credit)	1.0	0.9	—	—	1.0	0.9
Accumulated other comprehensive (income) loss, before taxes	4.1	6.2	0.1	0.1	4.2	6.3
Accumulated other comprehensive (income) loss, after taxes	$3.1	$4.7	$0.1	$0.1	$3.2	$4.8

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions used for the components of net annual benefit cost:

	Years Ended December 31,
	Pensions			Other Benefits
In millions, except percentages	2021	2020	2019	2021	2020	2019
Discount rate - qualified benefit plans (1)	2.45%	3.15%	4.20%	—%	—%	—%
Discount rate - non-qualified benefit plans (1)	2.30%	3.10%	4.15%	2.20%	3.05%	4.10%
Expected return on plan assets	4.50%	4.50%	4.50%	N/A	N/A	N/A
Components of net annual benefit cost:
Service cost (2)	$1.7	$1.6	$1.2	$—	$—	$—
Interest cost (3)	1.1	1.2	1.2	—	—	—
Expected return on plan assets (3)	(1.4)	(1.2)	(1.0)	—	—	—
Amortization of prior service cost (2)	0.1	0.1	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (3)	0.1	0.1	—	—	—	—
Recognized (gain) loss due to curtailments (4)	—	0.1	—	—	—	—
Net annual benefit cost	$1.6	$1.9	$1.5	$—	$—	$—
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
(4) Our pension and postretirement settlement and curtailment (income) charges are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2020.
Contributions
We made no voluntary cash contributions to our domestic hourly union defined benefit pension plan in the years ended December 31, 2021, 2020, and 2019. There are no required cash contributions to our domestic hourly union defined benefit pension plan in fiscal 2022, and we currently have no plans to make any voluntary cash contributions in fiscal 2022.
Fair Value Hierarchy
Following is a description of the valuation methodologies used for the investment measure at fair value. See Note 5 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.
•Cash and short-term funds — Cash and quoted short-term instruments are valued at the closing price or the amount held on deposit by the custodian bank.
•Mutual Funds — Mutual funds are valued at the closing price reported on the major market on which the individual securities are traded. Substantially all mutual funds are classified within Level 1 of the valuation hierarchy.
•Pooled Funds — These investment vehicles are valued using the Net Asset Value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.
•Other — Other assets are represented by investments in a series limited partnership. These assets are not actively traded and classified as Level 2.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class.

In millions	December 31, 2021	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.2	$0.2	$—	$—	$—
Mutual funds	9.2	9.2	—	—	—
Pooled funds	20.3	—	—	—	20.3
Other	2.1	—	2.1	—	—
Total assets	$31.8	$9.4	$2.1	$—	$20.3

In millions	December 31, 2020	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.1	$0.1	$—	$—	$—
Mutual funds	8.1	8.1	—	—	—
Pooled funds	21.4	—	—	—	21.4
Other	1.6	—	1.6	—	—
Total assets	$31.2	$8.2	$1.6	$—	$21.4
Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2022	$0.9	$—
2023	1.1	—
2024	1.2	—
2025	1.4	—
2026	1.5	—
2027-2031	9.7	0.2
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased our qualified pension benefit obligations by $3.3 million at December 31, 2021 and decreased our qualified pension benefit costs by $0.2 million for 2021. A one-half percent decrease in the assumed discount rate would have increased our qualified pension obligations by $3.8 million at December 31, 2021 and increased our qualified pension benefit cost by $0.4 million for 2021.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased our qualified pension costs by $0.2 million for 2021. A one-half percent decrease in the assumed expected long-term rate of return on plan assets would have increased our qualified pension costs by $0.2 million for 2021.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 15: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net is provided below.

	Years Ended December 31,
In millions	2021	2020	2019
Gain on sale of assets and businesses	$—	$—	$(0.4)
Severance and other employee-related costs (1)	0.1	6.4	1.5
Other (2)	—	2.1	0.7
Restructuring charges	0.1	8.5	1.8

Business transformation costs	16.1	10.0	—
Other (income) charges, net	16.1	10.0	—

Total Restructuring and other (income) charges, net	$16.2	$18.5	$1.8
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents costs associated with an impairment of an operating lease asset that is no longer in use and other miscellaneous exit costs.
Restructuring charges
During the second quarter of 2020, we implemented a cost reduction initiative to realign our cost structure in response to reduced demand for some of our products due to the COVID-19 pandemic. As a result of this cost reduction initiative, we recorded severance and other employee-related costs of $0.1 million during the year ended December 31, 2021 and $6.4 million during the year ended December 31, 2020, respectively. Additionally, during the year ended December 31, 2020, we recorded $1.7 million related to an impairment of an operating lease asset that is no longer in use.
Roll forward of Restructuring Reserves

Balance at	Change in	Cash	Balance at	Change in	Cash	Balance at
12/31/2019 (1)	Reserve (2)	Payments	12/31/2020 (1)	Reserve (2)	Payments	12/31/2021 (1)
$0.4	6.8	(6.4)	$0.8	0.1	(0.4)	$0.5
_______________
(1) Included in "Accrued expenses" on the consolidated balance sheet.
(2) Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
Other (income) charges, net
Business transformation costs
In 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. The implementation of our new ERP is expected to occur in multiple phases beginning in fiscal year 2022. This business transformation requires the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred during the year ended December 31, 2021, and December 31, 2020 of $16.1 million and $10.0 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $90-95 million of total costs, which includes $45-50 million of non-capitalizable costs.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 16: Acquisitions
Perstorp Holding AB's Caprolactone Business
On February 13, 2019, we completed the acquisition of Perstorp UK Ltd. from Perstorp Holding AB ("Seller"), including the Seller's entire caprolactone business, herein referred to as the "Caprolactone Acquisition." The Caprolactone Acquisition was completed for an aggregate purchase price, less cash acquired, of $537.9 million. Our revolving credit facility was utilized as the primary source of funds, along with available cash on hand, to fund the Caprolactone Acquisition.
The Caprolactone Acquisition has been integrated into our Performance Chemicals segment and represented as our engineered polymers product line.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information assumes that the Caprolactone Acquisition occurred at the beginning of the periods presented, January 1, 2019. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisitions occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The pro forma results include additional interest expense on the debt issued to finance the acquisition, amortization and depreciation expense based on the estimated fair value and useful lives of intangible assets and tangible assets, and related tax effects. The pro forma results presented below are adjusted for the removal of Acquisition and other-related costs of $35.3 million for the year ended December 31, 2019.

In millions	Year Ended December 31, 2019
Net sales	$1,310.6
Income (loss) before income taxes	262.8
Diluted earnings (loss) per share attributable to Ingevity stockholders	$5.01
Acquisition and other-related costs
Costs incurred to complete and integrate acquisitions and other strategic investments are expensed as incurred on our consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Years Ended December 31,
In millions	2021	2020	2019
Legal and professional service fees	$0.6	$1.8	$14.2
Loss on hedging purchase price	—	—	12.7
Acquisition-related costs	0.6	1.8	26.9
Inventory fair value step-up amortization (1)	—	—	8.4
Acquisition and other-related costs	$0.6	$1.8	$35.3
_______________
(1) Included within "Cost of sales" on the consolidated statement of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 17: Income Taxes
Domestic and foreign components of Income (loss) before income taxes are shown below:

	Years Ended December 31,
In millions	2021	2020	2019
Domestic	$107.4	$191.2	$203.2
Foreign	55.4	43.9	24.7
Total	$162.8	$235.1	$227.9
The provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2021	2020	2019
Current
Federal	$31.1	$22.5	$19.9
State and local	2.7	5.1	5.0
Foreign	15.5	9.9	4.5
Total current	$49.3	$37.5	$29.4
Deferred
Federal	$(15.3)	$15.3	$13.8
State and local	(1.6)	(2.7)	2.5
Foreign	12.3	3.6	(1.5)
Total deferred	$(4.6)	$16.2	$14.8
Provision (benefit) for income taxes	$44.7	$53.7	$44.2
We recorded $4.2 million, $(4.3) million, and $(0.9) million of deferred tax provision (benefit) in components of other comprehensive income during the years ended December 31, 2021, 2020, and 2019, respectively.
The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to operations:

	Years Ended December 31,
In millions, except percentage data	2021	2020	2019
Federal statutory tax rate	$34.2	$49.4	$47.9
State and local income taxes, net of federal benefit	2.4	5.1	6.4
Foreign income tax rate differential	2.2	1.5	1.3
Changes in valuation allowance	0.8	(1.9)	(1.9)
Deferred adjustments	0.3	(1.4)	(1.3)
Legislative tax rate change	13.9	5.3	(0.1)
Excess stock compensation	(0.3)	0.4	(5.9)
Federal and state tax credits	(4.9)	(4.0)	(2.3)
Foreign derived intangible income	(5.1)	(3.1)	(3.8)
Officers compensation	0.3	0.5	3.3
Other	0.9	1.9	0.6
Provision (benefit) for income taxes	$44.7	$53.7	$44.2
Effective tax rate	27.5%	22.8%	19.4%

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

The increase in our effective tax rate from 2020 to 2021 was driven by a 6 percent legislative tax rate increase in the United Kingdom ("UK"). The impacts of this increase were partially offset by the benefit in excess stock compensation driven by the rebound of stock prices in 2021 compared to 2020, as well as the increased benefit associated with our foreign derived intangible income ("FDII"). This increased benefit from FDII was driven by higher taxable income as a result of reduced capital spend and deferral of litigation expenses for tax purposes. Additionally, in depth research and development studies conducted, as well as amended state return filing, further increased the rate benefit associated with our federal and state credits in 2021, which also helped to partially offset the negative impacts of the UK rate change.
The increase in our effective tax rate from 2019 to 2020 was primarily driven by the reduction in the excess stock compensation benefit derived by declining stock prices in 2020, as well as a rate increase in the UK. This rate increase was partially offset by a reduction of the officer’s compensation limitation due to forfeited equity awards already disallowed for tax purposes, as well as increased benefit due to the generation of additional state tax credits as a result of the new corporate headquarters.
The significant components of deferred tax assets and liabilities are as follows:

	December 31,
In millions	2021	2020
Deferred tax assets:
Employee benefits	$19.0	$13.0
Net operating losses	11.6	10.6
Leases	16.5	15.6
Litigation verdict accrual	19.9	—
Other	12.0	14.2
Total deferred tax assets	$79.0	$53.4
Valuation allowance	(8.8)	(8.4)
Total deferred tax assets, net of valuation allowance	$70.2	$45.0
Deferred tax liabilities:
Fixed assets	$108.6	$101.5
Intangibles	43.7	33.1
Inventory	6.5	2.3
Leases	16.3	15.3
Other	2.9	1.7
Total deferred tax liabilities	$178.0	$153.9
Net deferred tax asset (liability) (1)	$(107.8)	$(108.9)
_______________
(1) Presentation in the table above is on a gross basis, however due to jurisdictional netting, our net deferred tax asset and liability recorded on our consolidated balance sheets is $6.8 million and $114.6 million, respectively, as of December 31, 2021, and $8.1 million and $117.0 million, respectively, as of December 31, 2020.
The UK legislative tax rate increase was the primary driver in our overall deferred tax liabilities, as seen in the increase in both intangibles as well as fixed assets. Offsetting increases in the overall deferred tax assets was driven mostly by the deferral of the litigation verdict charge, which is not deductible until paid for tax purposes, as well an increase in employee benefits associated with the year-end bonus accrual.
We have deferred tax assets, including net operating loss and state tax credit carryforwards, which are available to offset future taxable income. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized. In 2021, we recognized tax expense of $0.8 million due to our expected inability to recognize the benefit associated with state tax credits prior to their expiration.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

At December 31, 2021, foreign net operating loss carryforwards totaled $38.9 million. Of this total, $0.8 million will expire in 3 to 9 years and $38.1 million has no expiration date.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalent balance at December 31, 2021 included $89.6 million held by our foreign subsidiaries. At December 31, 2021, 2020, and 2019, no deferred income taxes have been provided for our share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of taxes that may be due if earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, the opportunity to use foreign tax credits, and the potential impact of U.S. Tax Reform. Positive undistributed earnings considered to be indefinitely reinvested totaled $67.1 million at December 31, 2021.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
In millions	2021	2020	2019
Balance at beginning of year	$0.1	$0.1	$0.3
Additions for tax positions related to prior years	0.3	—	—
Reduction for lapse of statute of limitation	(0.1)	—	(0.2)
Balance at end of year	$0.3	$0.1	$0.1
As of December 31, 2021, 2020, and 2019, $0.3 million, $0.1 million, and $0.1 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.
Note 18: Commitments and Contingencies
Legal Proceedings
On July 19, 2018, we filed suit against BASF Corporation (“BASF”) in the United States District Court for the District of Delaware (the “Delaware Proceeding”) alleging BASF infringed Ingevity’s patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the “844 Patent”). On February 14, 2019, BASF asserted counterclaims against us in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the “BASF Counterclaims”). The BASF Counterclaims relate to our enforcement of the 844 Patent and our entry into several supply agreements with customers of its fuel vapor canister honeycombs. The U.S. District Court dismissed our patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million when the court enters judgment. In addition, BASF may seek pre- and post-judgment interest and attorneys’ fees and costs in amounts that they will have to support at a future date.
We disagree with the verdict, including the court’s application of the law, and we intend to seek judgment as a matter of law in the Delaware Proceeding post-trial briefing stage and on appeal, if necessary. In addition, we intend to challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to eighteen months.
As a result of the jury's $85.0 million verdict, we have accrued the full amount as of December 31, 2021. The amount accrued for this matter is included in Other liabilities on the consolidated balance sheet as of December 31, 2021, and the charge is included in Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2021. The amount of any liability we may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 19: Segment Information
Ingevity’s operating segments are (i) Performance Materials and (ii) Performance Chemicals, a description of both operating segments is included in Note 1.

	Years Ended December 31,
In millions	2021	2020	2019
Net sales
Performance Materials	$516.8	$510.0	$490.6
Performance Chemicals	874.7	706.1	802.3
Total net sales (1)	$1,391.5	$1,216.1	$1,292.9
Segment EBITDA (2)
Performance Materials	$249.4	$249.2	$213.4
Performance Chemicals	172.8	148.7	183.5
Total Segment EBITDA (2)	$422.2	$397.9	$396.9
Interest expense	(51.7)	(47.1)	(54.6)
Interest income	4.0	4.9	7.7
(Provision) benefit for income taxes	(44.7)	(53.7)	(44.2)
Depreciation and amortization - Performance Materials	(36.8)	(31.2)	(24.2)
Depreciation and amortization - Performance Chemicals	(73.1)	(69.0)	(60.8)
Pension and postretirement settlement and curtailment (charges) income, net (3)	—	(0.1)	—
Restructuring and other income (charges), net (4)	(16.2)	(18.5)	(1.8)
Acquisition and other-related costs (5)	(0.6)	(1.8)	(35.3)
Litigation verdict charge (6)	(85.0)	—	—
Net income (loss)	$118.1	$181.4	$183.7
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, pension and postretirement settlement and curtailment (income) charges, net.
(3) For the year ended December 31, 2020, all charges relate to the Performance Materials segment. Our pension and postretirement settlement and curtailment charges (income) are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2020. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA.
(4) For the year ended December, 31, 2021, charges of $6.0 million and $10.2 million relate to the Performance Materials segment and Performance Chemicals segment, respectively. For the year ended December, 31, 2020, charges of $7.4 million and $11.1 million relate to the Performance Materials segment and Performance Chemicals segment, respectively. For the year end December 31, 2019, all income (charges) relate to the Performance Chemicals segment. Information about how restructuring and other (income) charges relate to our reporting segments is discussed in Note 15.
(5) For the year ended December 31, 2021, $(0.2) million relate to the acquisition of a strategic investment in the Performance Materials segment and $(0.4) million relate to the integration of the Caprolactone Acquisition into our Performance Chemicals segment. For additional information on the charges associated with the Caprolactone Acquisition see Note 16 within these Consolidated Financial Statements.
(6) For the year ended December 31, 2021, litigation verdict charge relates to the Performance Materials segment. Refer to Note 18 for additional information.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

	Depreciation and amortization			Capital expenditures
	Years Ended December 31,			Years Ended December 31,
In millions	2021	2020	2019	2021	2020	2019
Performance Materials	$36.8	$31.2	$24.2	$46.2	$30.6	$77.6
Performance Chemicals	73.1	69.0	60.8	57.6	51.5	37.2
Total	$109.9	$100.2	$85.0	$103.8	$82.1	$114.8

Property, plant, and equipment, net	December 31,
In millions	2021	2020
North America	$551.1	$536.6
Asia Pacific	75.0	77.0
Europe, Middle East, and Africa	93.5	89.9
South America	0.1	0.1
Property, plant, and equipment, net	$719.7	$703.6

Total assets	December 31,
In millions	2021	2020
Performance Materials	$473.6	$751.4
Performance Chemicals	1,930.4	1,534.0
Total segment assets (1)	$2,404.0	$2,285.4
Corporate and other	65.0	49.1
Total assets	$2,469.0	$2,334.5
_______________
(1) Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

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

	Years Ended December 31,
In millions (except share and per share data)	2021	2020	2019
Net income (loss) attributable to Ingevity stockholders	$118.1	$181.4	$183.7

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$2.97	$4.39	$4.39
Diluted earnings (loss) per share	$2.95	$4.37	$4.35

Shares (2)
Weighted average number of shares of common stock outstanding - Basic	39,816	41,330	41,801
Weighted average additional shares assuming conversion of potential common shares	243	217	399
Shares - diluted basis	40,059	41,547	42,200
_______________
(1) Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards.
(2) Shares are presented in thousands.
The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Years Ended December 31,
In thousands	2021	2020	2019
Average number of potential common shares - antidilutive	98	177	66

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Note 21: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the consolidated balance sheets, as well as other (income) expense, net on the consolidated statement of operations:

Prepaid and other current assets:	December 31,
In millions	2021	2020
Income and value added tax receivables	$21.8	$9.4
Prepaid freight and supply agreements	2.2	1.7
Prepaid insurance	3.5	3.0
Non-trade receivables	2.6	3.6
Advances to suppliers	0.7	0.6
Prepaid software as a service	3.4	3.2
Contract asset (Note 4)	5.3	5.7
Restricted cash	0.6	0.7
Other	6.5	6.1
	$46.6	$34.0

Other assets:	December 31,
In millions	2021	2020
Deferred financing charges	$3.0	$3.8
Capitalized software, net	36.0	18.9
Land-use rights	5.1	5.1
Planned major maintenance activities	3.2	2.8
Deferred software as a service	3.2	2.2
Deferred compensation plan assets (Note 5)	14.9	12.5
Net investment hedge (Note 9)	2.0	—
Finance lease assets, net (Note 13)	0.3	0.8
Strategic investments (Note 5)	35.3	—
Other	6.5	6.7
	$109.5	$52.8

Accrued expenses:	December 31,
In millions	2021	2020
Accrued interest	$13.3	$13.6
Accrued taxes	8.2	6.2
Accrued freight	5.5	3.9
Accrued rebates	7.5	6.0
Restructuring reserves (Note 15)	0.5	0.8
Accrued royalties and commissions	1.5	2.5
Currency exchange and natural gas contracts (Note 9)	0.6	0.3
Accrued energy	2.8	2.2
Other	11.8	11.1
	$51.7	$46.6

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2021

Other liabilities:	December 31,
In millions	2021	2020
Deferred compensation arrangements (Note 5)	$13.7	$11.6
Pension & OPEB liabilities (Note 14)	14.1	14.8
Unrecognized tax benefits (Note 17)	0.3	0.1
Net investment hedge (Note 9)	1.0	8.6
Interest rate swaps (Note 9)	4.0	8.9
New market tax credit payable	1.8	1.8
Contingent consideration (Note 5)	0.8	0.8
Litigation verdict accrual (Note 18)	85.0	—
Other	4.8	3.3
	$125.5	$49.9

Other (income) expense, net:	Years Ended December 31,
In millions	2021	2020	2019
Foreign currency translation (income)/loss	$2.5	$(5.8)	$0.2
Royalty and sundry (income)/loss	(0.6)	(0.4)	(1.9)
Litigation verdict charge (Note 18)	85.0	—	—
Other (income)/expense, net	(7.0)	2.1	(2.6)
	$79.9	$(4.1)	$(4.3)

INGEVITY CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2021, 2020, and 2019

		Provision/ (Benefit)
In millions	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Charged to Retained Earnings	Write-offs (1)	Balance, End of Year
December 31, 2021
Accounts receivable credit loss allowance (2)	$1.9	0.1	—	—	—	$2.0
Held-to-maturity debt securities credit loss allowance (3)	$0.9	(0.4)	—	—	—	$0.5
Deferred tax valuation allowance	$8.4	0.8	(0.4)	—	—	$8.8
December 31, 2020
Accounts receivable credit loss allowance (2)	$0.5	1.4	—	—	—	$1.9
Held-to-maturity debt securities credit loss allowance (3)	$—	0.3	—	0.6	—	$0.9
Deferred tax valuation allowance	$13.0	(1.9)	(2.7)	—	—	$8.4
December 31, 2019
Accounts receivable credit loss allowance (2)	$0.4	0.1	—	—	—	$0.5
Deferred tax valuation allowance	$15.5	(1.9)	(0.6)	—	—	$13.0
_______________
(1) Write-offs are net of recoveries.
(2) Allowance for credit losses on accounts receivable is included within Accounts receivable, net on the consolidated balance sheet.
(3) Allowance for credit losses on held-to-maturity debt securities is included within Restricted investment on the consolidated balance sheet.

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
As of December 31, 2021, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
We are implementing a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The implementation is expected to occur in multiple phases beginning in fiscal year 2022. Currently, we have had no changes in our internal control over financial reporting with respect to this implementation, however, as the implementation progresses, we will give appropriate consideration to whether any process changes necessitate changes in the design of and testing for effectiveness of the Company's internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption “Proposal 1 - Election of Directors” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2022 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Information about our Executive Officers” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “Board and Corporate Governance Matters - Committees of our Board of Directors - Audit Committee” in the Proxy Statement, information concerning delinquent Section 16(a) reports, appearing under the caption "Delinquent Section 16(a) Reports", in the Proxy Statement, and information concerning our Code of Ethics, appearing under the caption “Codes of Conduct and Ethics” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled “Compensation Discussion and Analysis” and in the section titled “Board and Corporate Governance Matters - Director Compensation,” is incorporated herein by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled “Ownership of Equity Securities” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2021. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (1)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (3)
Equity Compensation Plans approved by stockholders	740,886	$61.34	3,143,602
(1) Includes 337,505 stock options, 241,986 restricted stock units (RSUs) and 153,908 performance-based restricted stock units (PSUs) granted to employees and 7,487 DSUs to be issued to directors. In accordance with SEC rules, the number of shares to be issued for performance based stock unit awards has been calculated based on the assumption that the awards granted in 2019 will pay out at the threshold (0.5x) because these awards are tracking below threshold, and the awards granted in 2020 and 2021 will pay out at the target (1.0x) because these awards are tracking below target. The target payout of the performance based vesting restricted stock unit awards is 165,877 shares.
(2) Represents the weighted-average exercise price of the outstanding stock options only. The outstanding RSUs and PSUs are not included in this calculation.
(3) Includes 102,574 shares available for future issuance under the 2017 Ingevity Corporation Employee Stock Purchase Plan.

Index

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors under the caption “Board and Corporate Governance Matters - Director Nominees and Selection - Director Independence” and the information contained in the Proxy Statement concerning related party transactions and our review, approval or ratification thereof appearing under the caption “Related Party Transactions” is incorporated herein by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “Proposal 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

Index

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
i.Consolidated Financial Statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
ii.The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2021, 2020, and 2019	94
All schedules have been omitted because they are not required, not applicable or the information is otherwise included.
iii.Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

2.2	Asset Purchase Agreement, by and among Georgia-Pacific Chemicals, LLC, Georgia-Pacific LLC, Ingevity Arkansas, LLC, and Ingevity Corporation, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

2.3	First Amendment to Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

2.4	Agreement for the Sale and Purchase of Perstorp UK Ltd., dated as of December 10, 2018, by and amount Perstorp AB and Ingevity Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on December 10, 2018).

3.1	Ingevity Corporation Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2019).

3.2
Ingevity Corporation Amended and Restated Bylaws, effective April 25, 2019 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2019).

3.3
Ingevity Corporation Second Amended and Restated Bylaws, effective October 25, 2021 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 28, 2021).

4.1	Indenture, dated as of January 24, 2018, among Ingevity Corporation, the Guarantors, and U.S. Bank National Association, a national banking association, with respect to the 4.50% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 24, 2018).

4.2
Indenture, dated as of October 28, 2020, among Ingevity Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 3.875% Senior Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2020).

4.3	Description of Registrant's Securities.*

Index

Exhibit No.	Exhibit Description
10.1	Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.2	Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.3	Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.4	Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.5	Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2017).

10.6	Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.7	Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

10.8	Incremental Facility Agreement and Amendment No. 2, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 9, 2018).

10.9	Amendment No. 3, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.10	Incremental Facility Agreement and Amendment No. 4, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.11
Incremental Facility Agreement and Amendment No. 5, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as successor administrative agent and Wells Fargo Bank, N.A., as resigning administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2020).

10.12	Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.13+
Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

Index

Exhibit No.	Exhibit Description

10.14+	Employment Letter, dated October 2, 2015, between WestRock Company, Ingevity Corporation and Katherine P. Burgeson (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.15+	Employment Letter, dated July 24, 2015, between WestRock Company, Ingevity Corporation and Michael Wilson (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.16+
Ingevity Corporation Amended and Restated 2016 Omnibus Incentive Plan, restated as of July 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2019).

10.17	Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.18a+	Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18b+†	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18c+	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18d+	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18e+	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18f+	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.18g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14g to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14h to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.18i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14i to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.19+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.20+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Index

Exhibit No.	Exhibit Description
10.21+
Restated Ingevity Corporation Non-Employee Director Compensation Policy, effective April 24, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 2, 2019).

10.22+
Severance and Change of Control Agreement between Ingevity Corporation and D. Michael Wilson dated March 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.23+	Separation and Release Agreement, between Ingevity Corporation and D. Michael Wilson, dated as of February 20, 2020 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 26, 2020).

10.24+†
Severance and Change of Control Agreement between Ingevity Corporation and John C. Fortson dated August 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 24, 2020).

10.25+†
Severance and Change of Control Agreement between Ingevity Corporation and Katherine P. Burgeson dated March 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.26+†
Severance and Change of Control Agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.27+
Severance and Change of Control Agreement between Ingevity Corporation and Michael P. Smith dated March 1, 2017 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 26, 2020).

10.28+†
Severance and Change of Control Agreement between Ingevity Corporation and Stacy Cozad dated January 8, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2021).

10.29	Crude Tall Oil Supply Agreement between Ingevity Corporation and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

10.30†
Amendment to the Crude Tall Oil Supply Agreement, dated as of May 1, 2020, by and between Ingevity Corporation and Georgia-Pacific LLC (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2021).

10.31+†
Severance and Change of Control Agreement between Ingevity Corporation and Mary Dean Hall dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2021).

10.32+
2017 Ingevity Corporation Employee Stock Purchase Plan Effective July 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

10.33+†	Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated December 15, 2021.*

10.34+†	Severance and Change of Control Agreement between Ingevity Corporation and Rich A. White Jr. dated December 14, 2021.*

10.35+	Offer Letter between John C. Fortson and Ingevity Corporation dated August 21, 2020.*

10.36+	Offer Letter between Mary Dean Hall and Ingevity Corporation dated March 17, 2021.*

Index

Exhibit No.	Exhibit Description
10.37+	Offer Letter between Stacy L. Cozad and Ingevity Corporation dated January 5, 2021.*

10.38+	Offer Letter between Rich A.White Jr. and Ingevity Corporation dated December 2, 2021.*

10.39+	Offer Letter between Steven P. Hulme and Ingevity Corporation dated December 2, 2021.*

10.40+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.S. Employees.*

10.41+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.K. Employees.*

10.42+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees.*

10.43+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees.*

10.44+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees.*

10.45+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees.*

10.46+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees.*

10.47+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees.*

10.48+†	Form of Performance-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – International Employees.*

10.49+	Form of Service-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – International Employees.*

10.50+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and John C. Fortson dated February 17, 2022.*

10.51+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Mary Dean Hall dated February 14, 2022.*

10.52+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Stacy L. Cozad dated February 17, 2022.*

10.53+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Richard A. White Jr. dated February 14, 2022.*

10.54+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated February 21, 2022.*

21.1	Ingevity Corporation List of Significant Subsidiaries*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.*

32.1	Section 1350 Certification of the Company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

Index

Exhibit No.	Exhibit Description

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
+ Management contract or compensatory plan or arrangement
* Filed or furnished, as applicable, herewith.
† Indicates that certain information has been omitted pursuant to Item 601(b)(10) of Regulation S-K.

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

Date: February 24, 2022
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Fortson John C. Fortson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022

/s/ Mary Dean Hall Mary Dean Hall	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2022

/s/ Phillip J. Platt Phillip J. Platt	Chief Accounting Officer and Vice President of Financial Planning (Principal Accounting Officer)	February 24, 2022

/s/ Jean S. Blackwell Jean S. Blackwell	Director	February 24, 2022

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	February 24, 2022

/s/ J. Michael Fitzpatrick J. Michael Fitzpatrick	Director	February 24, 2022

/s/ Diane H. Gulyas Diane H. Gulyas	Director	February 24, 2022

/s/ Frederick J. Lynch Frederick J. Lynch	Director	February 24, 2022

/s/ Karen G. Narwold Karen G. Narwold	Director	February 24, 2022

/s/ Daniel F. Sansone Daniel F. Sansone	Director	February 24, 2022