Form 10-Q
period 2022-03-31
Ingevity Corp
filed 2022-05-05
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-37586
__________________________________________________________________________
INGEVITY CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 38,750,506 shares of common stock, $0.01 par value, outstanding at May 2, 2022.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2022	2021
Net sales	$382.8	$320.3
Cost of sales	245.0	194.1
Gross profit	137.8	126.2
Selling, general, and administrative expenses	40.0	40.0
Research and technical expenses	7.3	6.6
Restructuring and other (income) charges, net	3.6	3.9
Acquisition-related costs	—	0.3
Other (income) expense, net	(1.4)	1.2
Interest expense, net	10.7	12.4
Income (loss) before income taxes	77.6	61.8
Provision (benefit) for income taxes	16.8	13.1
Net income (loss)	$60.8	$48.7

Per share data
Basic earnings (loss) per share	$1.56	$1.21
Diluted earnings (loss) per share	1.55	1.20

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Net income (loss)	$60.8	$48.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(16.6)	2.4
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $0.4 and $1.5	1.3	4.9
Total foreign currency adjustments, net of tax provision (benefit) of $0.4 and $1.5	(15.3)	7.3
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $2.0 and $0.4	6.3	1.3
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.4) and zero	(1.1)	(0.1)
Total derivative instruments, net of tax provision (benefit) of $1.6 and $0.4	5.2	1.2
Other comprehensive income (loss), net of tax provision (benefit) of $2.0 and $1.9	(10.1)	8.5
Comprehensive income (loss)	$50.7	$57.2

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$222.6	$275.4
Accounts receivable, net of allowance for credit losses of $2.0 - 2022 and $2.0 - 2021	206.9	161.7
Inventories, net	260.2	241.2
Prepaid and other current assets	43.1	46.6
Current assets	732.8	724.9
Property, plant and equipment, net	719.0	719.7
Operating lease assets, net	50.6	52.4
Goodwill	433.1	442.0
Other intangibles, net	322.3	337.6
Deferred income taxes	6.9	6.8
Restricted investment, net of allowance for credit losses of $0.5 - 2022 and $0.5 - 2021	76.6	76.1
Other assets	114.5	109.5
Total Assets	$2,455.8	$2,469.0
Liabilities
Accounts payable	$128.9	$125.8
Accrued expenses	53.8	51.7
Accrued payroll and employee benefits	22.4	48.2
Current operating lease liabilities	17.2	17.4
Notes payable and current maturities of long-term debt	319.6	19.6
Income taxes payable	9.8	6.2
Current liabilities	551.7	268.9
Long-term debt including finance lease obligations	945.6	1,250.0
Noncurrent operating lease liabilities	34.5	36.2
Deferred income taxes	116.1	114.6
Other liabilities	121.8	125.5
Total Liabilities	1,769.7	1,795.2
Commitments and contingencies (Note 14)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2022 and 2021)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,180,164 - 2022 and 43,102,011 - 2021; outstanding: 38,718,468 - 2022 and 39,269,399 - 2021)	0.4	0.4
Additional paid-in capital	139.6	136.3
Retained earnings	856.9	796.1
Accumulated other comprehensive income (loss)	3.0	13.1
Treasury stock, common stock, at cost (4,461,696 shares - 2022 and 3,832,612 shares - 2021)	(313.8)	(272.1)
Total Equity	686.1	673.8
Total Liabilities and Equity	$2,455.8	$2,469.0
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2022	2021
Cash provided by (used in) operating activities:
Net income (loss)	$60.8	$48.7
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	27.1	27.0
Non cash operating lease costs	4.6	4.4
Deferred income taxes	1.4	(0.6)
LIFO Reserve	10.7	1.7
Share-based compensation	3.0	2.5
Other non-cash items	1.8	2.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(46.1)	(20.8)
Inventories, net	(30.4)	(17.4)
Prepaid and other current assets	(1.0)	0.5
Accounts payable	7.7	8.4
Accrued expenses	3.3	(2.2)
Accrued payroll and employee benefits	(25.8)	(8.6)
Income taxes	11.2	11.3
Operating leases	(5.4)	(5.2)
Changes in other operating assets and liabilities, net	1.4	(1.5)
Net cash provided by (used in) operating activities	$24.3	$51.1
Cash provided by (used in) investing activities:
Capital expenditures	$(27.6)	$(17.0)
Other investing activities, net	(2.6)	(0.3)
Net cash provided by (used in) investing activities	$(30.2)	$(17.3)
Cash provided by (used in) financing activities:
Payments on long-term borrowings	(4.7)	(9.4)
Finance lease obligations, net	(0.2)	(0.1)
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	(1.9)
Tax payments related to withholdings on vested equity awards	(1.8)	(2.3)
Proceeds and withholdings from share-based compensation plans, net	0.8	1.0
Repurchases of common stock under publicly announced plan	(40.4)	(39.4)
Net cash provided by (used in) financing activities	$(46.3)	$(52.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	(52.2)	(18.3)
Effect of exchange rate changes on cash	(0.7)	(1.7)
Change in cash, cash equivalents, and restricted cash	(52.9)	(20.0)
Cash, cash equivalents, and restricted cash at beginning of period	276.1	258.4
Cash, cash equivalents, and restricted cash at end of period(1)	$223.2	$238.4

(1)
Includes restricted cash of $0.6 million and $0.6 million and cash and cash equivalents of $222.6 million and $237.8 million at March 31, 2022 and 2021, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$11.0	$11.5
Cash paid for income taxes, net of refunds	3.5	2.5
Purchases of property, plant and equipment in accounts payable	5.3	3.5
Leased assets obtained in exchange for new finance lease liabilities	—	—
Leased assets obtained in exchange for new operating lease liabilities	2.9	2.4
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the Company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a team of talented and experienced people, we develop, manufacture, and bring to market solutions that help customers solve complex problems and make the world more sustainable. We report in two business segments, Performance Materials and Performance Chemicals.
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
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019, collectively referred to as the “Annual Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively until December 31, 2022. As of March 31, 2022, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our consolidated financial statements.
Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by product line.

	Three Months Ended March 31,
In millions	2022	2021
Performance Materials segment	$148.4	$140.7
Performance Chemicals segment
Pavement Technologies product line	27.9	21.4
Industrial Specialties product line	144.7	112.1
Engineered Polymers product line	61.8	46.1
Total	$234.4	$179.6
Net sales	$382.8	$320.3
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2022	2021
North America	$212.6	$163.1
Asia Pacific	97.6	100.7
Europe, Middle East, and Africa	62.7	51.1
South America	9.9	5.4
Net sales	$382.8	$320.3
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

	Contract Asset
	March 31,
In millions	2022	2021
Beginning balance	$5.3	$5.7
Contract asset additions	3.8	4.7
Reclassification to accounts receivable, billed to customers	(3.1)	(4.3)
Ending balance (1)	$6.0	$6.1
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2022
Assets:
Deferred compensation plan investments (4)	$0.9	$—	$—	$0.9
Total assets	$0.9	$—	$—	$0.9
Liabilities:
Deferred compensation arrangement (4)	$12.6	$—	$—	$12.6
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$12.6	$—	$0.8	$13.4
December 31, 2021
Assets:
Deferred compensation plan investments (4)	$0.9	$—	$—	$0.9
Total assets	$0.9	$—	$—	$0.9
Liabilities:
Deferred compensation arrangement (4)	$13.7	$—	$—	$13.7
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$13.7	$—	$0.8	$14.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $13.1 million and $14.0 million at March 31, 2022 and December 31, 2021, respectively.
(5) Included within "Other liabilities" on the condensed consolidated balance sheets.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheet during the quarters ended March 31, 2022 and December 31, 2021.
Strategic Investments
During the second quarter of 2021, we acquired a strategic investment in a privately-held company for $16.5 million, which is accounted for under the equity method of accounting. The carrying value of our strategic equity investment was $16.2 million and $16.5 million at March 31, 2022 and December 31, 2021, respectively.
During the first quarter of 2022, we acquired a strategic investment in a privately-held company for $2.0 million, which is accounted for under the measurement alternative method. The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $20.8 million and $18.8 million at March 31, 2022 and December 31, 2021, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the period ended March 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Restricted Investment
At March 31, 2022 and December 31, 2021, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $76.6 million and $76.1 million, net of an allowance for credit losses of $0.5 million and $0.5 million, and included cash of $5.3 million and $4.7 million, respectively. The fair value at March 31, 2022 and December 31, 2021 was $76.7 million and $80.0 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
March 31, 2022	$13.4	—	10.5	13.3	14.1	20.5	$71.8
December 31, 2021	$13.4	—	10.6	13.3	14.1	20.5	$71.9
Debt and Finance Lease Obligations
At March 31, 2022 and December 31, 2021, the carrying value of finance lease obligations was $102.2 million and $102.4 million, respectively, and the fair value was $112.5 million and $118.6 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $323.4 million and $328.1 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2022 and December 31, 2021, the carrying value of our fixed rate debt was $850.0 million and $850.0 million, respectively, and the fair value was $800.8 million and $843.9 million, respectively, based on Level 2 inputs.
Contingent Consideration
In connection with the acquisition of certain assets in May 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to December 31, 2024, herein referred to as "Revenue Earn-out."
The fair value of the five-year Revenue Earn-out consideration was $0.8 million at March 31, 2022 and December 31, 2021, respectively. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general, and administrative expense.
The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	Contingent Consideration
In millions	March 31, 2022	December 31, 2021
Beginning balance	$0.8	$0.8
Newly issued	—	—
Change in revaluation of contingent consideration included in earnings	—	—
Exercises/settlements	—	—
Ending balance (1)	$0.8	$0.8
______________
(1) Included within "Other liabilities" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 5: Inventories, net

In millions	March 31, 2022	December 31, 2021
Raw materials	$64.4	$48.8
Production materials, stores and supplies	27.6	26.8
Finished and in-process goods	196.7	183.4
Subtotal	288.7	$259.0
Less: LIFO reserve	(28.5)	(17.8)
Inventories, net	$260.2	$241.2
Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2022	December 31, 2021
Machinery and equipment	$1,120.3	$1,113.3
Buildings and leasehold improvements	177.6	177.2
Land and land improvements	21.2	20.4
Construction in progress	71.9	64.4
Total cost	1,391.0	$1,375.3
Less: accumulated depreciation	(672.0)	(655.6)
Property, plant, and equipment, net	$719.0	$719.7
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2021	$437.7	$4.3	$442.0
Foreign currency translation	(8.9)	—	(8.9)
March 31, 2022	$428.8	$4.3	$433.1
There were no interim triggering events or circumstances indicating that goodwill might be impaired as of March 31, 2022.
Other Intangible Assets

	March 31, 2022			December 31, 2021
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer contracts and relationships	$312.9	$99.5	$213.4	$317.8	$95.0	$222.8
Brands (1)	79.7	21.2	58.5	81.7	20.3	61.4
Developed technology	70.3	19.9	50.4	72.2	18.8	53.4
Other	—	—	—	0.5	0.5	—
Other intangibles, net	$462.9	$140.6	$322.3	$472.2	$134.6	$337.6
_______________
(1) Represents trademarks, trade names, and know-how.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Intangible assets subject to amortization were allocated among our business segments as follows:

In millions	March 31, 2022	December 31, 2021
Performance Materials	$1.8	$1.9
Performance Chemicals	320.5	335.7
Other intangibles, net	$322.3	$337.6
Amortization expense related to our intangible assets is included in Selling, general and administrative expenses on the condensed consolidated statement of operations. During the three months ended March 31, 2022 and March 31, 2021, we recognized amortization expense of $8.1 million and $8.4 million, respectively.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2022 - $32.5 million, 2023 - $32.4 million, 2024 - $32.1 million, 2025 - $32.1 million, and 2026 - $32.1 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Net Investment Hedges
We have fixed-to-fixed cross-currency interest rate swaps with an aggregate notional amount of $166.2 million and a maturity date of July 2023. We designated the swaps to hedge a portion of our net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contract and an exchange of the notional amount at maturity. This effectively converts a portion of our U.S. dollar denominated fixed-rate debt from a weighted average rate of 3.79 percent to a euro denominated weighted average fixed rate of 1.63 percent. The difference between the fixed interest rate on the U.S. dollar denominated debt compared to euro denominated debt is recorded as interest income on the condensed consolidated statements of operations. The fair value of the fixed-to-fixed cross currency interest rate swap was a net asset (liability) of $2.7 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, we recognized net interest income associated with this financial instrument of $0.2 million and $0.1 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the condensed consolidated statement of operations when the forecasted transaction occurs. As of March 31, 2022, there were $19.0 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.9 million and $0.5 million at March 31, 2022 and December 31, 2021, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of March 31, 2022, we had 1.6 million and 0.7 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2022, open commodity contracts hedge forecasted transactions until June 2023. The fair value of the outstanding designated natural gas

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

commodity hedge contracts as of March 31, 2022 and December 31, 2021 was a net asset (liability) of $3.2 million and $(0.6) million, respectively.
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
As of March 31, 2022, we have floating-to-fixed interest rate swaps with a notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(0.3) million and $(4.0) million at March 31, 2022 and December 31, 2021, respectively.
Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended March 31,
	2022	2021	2022	2021
Cash flow hedging derivatives
Currency exchange contracts	$0.5	$0.3	$(0.2)	$—	Net sales
Natural gas contracts	4.1	0.1	(1.3)	0.1	Cost of sales
Interest rate swap contracts	3.7	1.4	—	—	Interest expense, net
Total	$8.3	$1.8	$(1.5)	$0.1

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
	2022	2021	2022	2021
Net investment hedging derivative
Currency exchange contracts (1)	$1.7	$6.4	$—	$0.1	Interest expense, net
Total	$1.7	$6.4	$—	$0.1
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $4.5 million of net gains from AOCI to income, before taxes.
Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2022 or December 31, 2021.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

	March 31, 2022
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.9	$—	$0.9
Natural gas contracts (4)	—	3.2	—	3.2
Net investment hedge (5)	—	3.4	—	3.4
Interest rate swap contracts (5)	—	0.3	—	0.3
Total assets	$—	$7.8	$—	$7.8
Liabilities:
Net investment hedge (7)	$—	$0.7	$—	$0.7
Interest rate swap contracts (7)	—	0.6	—	0.6
Total liabilities	$—	$1.3	$—	$1.3

	December 31, 2021
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Net investment hedge (5)	—	2.0	—	2.0
Total assets	$—	$2.5	$—	$2.5
Liabilities:
Natural gas contracts (6)	$—	$0.6	$—	$0.6
Net investment hedge (7)	—	1.0	—	1.0
Interest rate swap contracts (7)	—	4.0	—	4.0
Total liabilities	$—	$5.6	$—	$5.6
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Other current assets" on the condensed consolidated balance sheet.
(5) Included within "Other assets" on the condensed consolidated balance sheet.
(6) Included within "Accrued expenses" on the condensed consolidated balance sheet.
(7) Included within "Other liabilities" on the condensed consolidated balance sheet.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	March 31, 2022	December 31, 2021
Revolving Credit Facility and other lines of credit (1)	$—	$—
Term Loan	323.4	328.1
3.88% Senior Notes due 2028	550.0	550.0
4.50% Senior Notes due 2026	300.0	300.0
Finance lease obligations	102.2	102.4
Total debt including finance lease obligations	$1,275.6	$1,280.5
Less: debt issuance costs	10.4	10.9
Total debt, including finance lease obligations, net of debt issuance costs	$1,265.2	$1,269.6
Less: debt maturing within one year (2)	319.6	19.6
Long-term debt including finance lease obligations	$945.6	$1,250.0
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.5 million and $2.5 million and available funds under the facility were $497.5 million and $497.5 million at March 31, 2022 and December 31, 2021, respectively.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets. See Note 17 for additional information.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2026 Senior Notes or 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries, including the other series. We were in compliance with all covenants under the indentures as of March 31, 2022.
The credit agreements governing our revolving credit facility and term loan contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility and term loan facilities being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Additionally, the term loan financial covenants require Ingevity to maintain on a consolidated basis a maximum total gross leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. Our actual gross and net leverage for the four consecutive quarters ended March 31, 2022 were 2.6 and 2.2, respectively, and our actual interest coverage for the four consecutive quarters ended March 31, 2022 was 9.9. We were in compliance with all covenants at March 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2021	43,102	$0.4	$136.3	$796.1	$13.1	$(272.1)	$673.8
Net income (loss)	—	—	—	60.8	—	—	60.8
Other comprehensive income (loss)	—	—	—	—	(10.1)	—	(10.1)
Common stock issued	42	—	—	—	—	—	—
Exercise of stock options, net	36	—	0.4	—	—	—	0.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.8)	(1.8)
Share repurchase program	—	—	—	—	—	(40.4)	(40.4)
Share-based compensation plans	—	—	2.9	—	—	0.5	3.4
Balance at March 31, 2022	43,180	$0.4	$139.6	$856.9	$3.0	$(313.8)	$686.1

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2020	42,913	$0.4	$121.3	$678.0	$4.7	$(162.3)	$642.1
Net income (loss)	—	—	—	48.7	—	—	48.7
Other comprehensive income (loss)	—	—	—	—	8.5	—	8.5
Common stock issued	97	—	—	—	—	—	—
Exercise of stock options, net	24	—	0.9	—	—	—	0.9
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.3)	(2.3)
Share repurchase program	—	—	—	—	—	(39.4)	(39.4)
Share-based compensation plans	—	—	2.6	—	—	—	2.6
Balance at March 31, 2021	43,034	$0.4	$124.8	$726.7	$13.2	$(204.0)	$661.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2022	2021
Foreign currency translation
Beginning balance	$18.4	$16.4
Net gains (losses) on foreign currency translation	(16.6)	2.4
Gains (losses) on net investment hedges	1.7	6.4
Less: tax provision (benefit)	0.4	1.5
Net gains (losses) on net investment hedges	1.3	4.9
Other comprehensive income (loss), net of tax	(15.3)	7.3
Ending balance	$3.1	$23.7

Derivative instruments
Beginning balance	$(2.1)	$(6.9)
Gains (losses) on derivative instruments	8.3	1.7
Less: tax provision (benefit)	2.0	0.4
Net gains (losses) on derivative instruments	6.3	1.3
(Gains) losses reclassified to net income	(1.5)	(0.1)
Less: tax (provision) benefit	(0.4)	—
Net (gains) losses reclassified to net income	(1.1)	(0.1)
Other comprehensive income (loss), net of tax	5.2	1.2
Ending balance	$3.1	$(5.7)

Pension and other postretirement benefits
Beginning balance	$(3.2)	$(4.8)
Other comprehensive income (loss), net of tax	—	—
Ending balance	$(3.2)	$(4.8)

Total AOCI ending balance at March 31	$3.0	$13.2

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2022	2021
Derivative instruments
Currency exchange contracts (1)	$0.2	$—
Natural gas contracts (2)	1.3	0.1
Total before tax	1.5	0.1
(Provision) benefit for income taxes	(0.4)	—
Amount included in net income (loss)	$1.1	$0.1
______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Share Repurchases
On March 2, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common stock, and rescinded the prior two outstanding repurchase authorizations. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2022 and March 31, 2021, we repurchased $40.4 million and $39.4 million in common stock, representing 610,447 and 527,550 shares of our common stock at a weighted average cost per share of $66.26 and $74.64, respectively. At March 31, 2022 and March 31, 2021, $262.2 million and $372.6 million remained unused under our Board-authorized repurchase programs, respectively.
Note 11: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended March 31,
	Pensions		Other Benefits
In millions	2022	2021	2022	2021
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.4	$—	$—
Interest cost (2)	0.3	0.3	—	—
Expected return on plan assets (2)	(0.4)	(0.3)	—	—
Amortization of prior service cost (credit) (1)	—	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.3	$0.4	$—	$—
_______________
(1) Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2) Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.
Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the three months ended March 31, 2022. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2022, and we currently have no plans to make any voluntary cash contributions in 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 12: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2022	2021
Severance and other employee-related costs(1)	$—	$0.1
Restructuring charges	$—	$0.1

Business transformation costs	3.6	3.8
Other (income) charges, net	$3.6	$3.8

Total restructuring and other (income) charges, net	$3.6	$3.9
_______________
(1) Represents severance and employee benefit charges.

Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2021(1)	Reserve	Payments	Other(2)	3/31/2022(1)
Restructuring Reserves	$0.5	—	—	0.1	$0.6
_______________
(1) Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2) Primarily foreign currency translation adjustments.

Other (income) charges, net
Business transformation costs
In 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. The implementation of our new ERP is expected to occur in multiple phases over two years beginning with our pilot deployment which occurred during the first quarter of 2022. This business transformation requires the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and will require substantial time and attention of management and key employees. Costs incurred, during the three months ended March 31, 2022 and 2021, of $3.6 million and $3.8 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $90-95 million of total costs, which includes $45-50 million of non-capitalizable costs, $15-17 million of which we expect to be incurred in 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 13: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	21.6%	21.2%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2022			2021
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$77.6	$16.8	21.6%	$61.8	$13.1	21.2%
Discrete items:
Other tax only discrete items	—	(0.7)		—	0.1
Total discrete items	—	(0.7)		—	0.1
Consolidated operations, before discrete items	$77.6	$16.1		$61.8	$13.2
EAETR (1)			20.7%			21.4%
_______________
(1) Decrease in EAETR for the three months ended March 31, 2022, as compared to March 31, 2021, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates.
At March 31, 2022 and December 31, 2021, we had deferred tax assets of $10.0 million and $8.8 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2022, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 14: Commitments and Contingencies
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
As of March 31, 2022, there has been no progress in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2021 Annual Report. As such, no changes to our reserve were made during this quarter. The full amount of the jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheet as of March 31, 2022. The amount of any liability we may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 15: Segment Information

	Three Months Ended March 31,
In millions	2022	2021
Net sales
Performance Materials	$148.4	$140.7
Performance Chemicals	234.4	179.6
Total net sales (1)	$382.8	$320.3

Segment EBITDA (2)
Performance Materials	$77.9	$73.7
Performance Chemicals	41.1	31.7
Total Segment EBITDA (2)	$119.0	$105.4
Interest expense, net	(10.7)	(12.4)
(Provision) benefit for income taxes	(16.8)	(13.1)
Depreciation and amortization - Performance Materials	(9.0)	(9.1)
Depreciation and amortization - Performance Chemicals	(18.1)	(17.9)
Restructuring and other income (charges), net (3)	(3.6)	(3.9)
Acquisition and other-related costs	—	(0.3)
Net income (loss)	$60.8	$48.7
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other related costs, litigation verdict charges, pension and postretirement settlement and curtailment (income) charges, net.
(3) Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three months ended March 31, 2022, charges of $1.3 million relate to the Performance Materials segment and charges of $2.3 million relate to the Performance Chemicals segment. For the three months ended March 31, 2021, charges of $1.7 million relate to the Performance Materials segment and charges of $2.2 million relate to the Performance Chemicals segment. For more detail on the charges incurred see Note 12.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2022
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

	Three Months Ended March 31,
In millions, except share and per share data	2022	2021
Net income (loss)	$60.8	$48.7

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.56	$1.21
Diluted earnings (loss) per share	1.55	1.20

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	39,010	40,424
Weighted average additional shares assuming conversion of potential common shares	254	276
Shares - diluted basis	39,264	40,700
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2022	2021
Average number of potential common shares - antidilutive	255	135
Note 17: Subsequent Events
2026 Senior Notes
In March 2022, we provided notice to the holders and trustee of our 4.50% Senior Notes due in 2026, indicating our intent to redeem the $300.0 million outstanding aggregate principal balance prior to maturity. As a result of this notice, we classified these outstanding notes as current on our March 31, 2022 condensed consolidated balance sheet. The redemption occurred on April 27, 2022 and was primarily funded utilizing the outstanding capacity under our revolving credit facility. At redemption, we recognized the $3.4 million redemption premium and accelerated the remaining deferred finance fees of $2.7 million. Legal expenses associated with this redemption have been recorded as incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity Corporation's (“Ingevity,” “the company,” “we,” “us,” or “our”) financial condition and results of operations (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity’s consolidated financial statements as of and for the year ended December 31, 2021 filed on February 24, 2022 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2021 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report on Form 10-Q involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2021 Annual Report.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2021 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•adverse effects from the novel coronavirus ("COVID-19") pandemic;
•we may be adversely affected by general global economic, geopolitical and financial conditions beyond our control, including inflation and war in Ukraine;
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
Recent Developments
2026 Senior Notes
In March 2022, we provided notice to the holders and trustee of our 4.50% Senior Notes due in 2026, indicating our intent to redeem the $300.0 million outstanding aggregate principal balance prior to maturity. As a result of this notice, we classified these outstanding notes as current on our March 31, 2022 condensed consolidated balance sheet. The redemption occurred on April 27, 2022 and was primarily funded utilizing the outstanding capacity under our revolving credit facility. At redemption, we recognized the $3.4 million redemption premium and accelerated the remaining deferred finance fees of $2.7 million. Legal expenses associated with this redemption have been recorded as incurred.

War in Ukraine

We are monitoring the ongoing war between Russia and Ukraine including the related sanctions imposed on Russia and Belarus by the U.S. and other countries. Currently, we do not foresee any direct material adverse effects on our business, however, the global implications of the Russia/Ukraine war are difficult to predict at this time and we will continue to monitor the situation.

Results of Operations

	Three Months Ended March 31,
In millions	2022	2021
Net sales	$382.8	$320.3
Cost of sales	245.0	194.1
Gross profit	137.8	126.2
Selling, general, and administrative expenses	40.0	40.0
Research and technical expenses	7.3	6.6
Restructuring and other (income) charges, net	3.6	3.9
Acquisition-related costs	—	0.3
Other (income) expense, net	(1.4)	1.2
Interest expense, net	10.7	12.4
Income (loss) before income taxes	77.6	61.8
Provision (benefit) for income taxes	16.8	13.1
Net income (loss)	$60.8	$48.7
Net sales
The table below shows the 2022 Net sales and variances from 2021:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2022 vs. 2021	$320.3	6.6	58.7	(2.8)	$382.8
Three Months Ended March 31, 2022 vs. 2021
The sales increase of $62.5 million in 2022 was driven by favorable pricing of $58.7 million (eighteen percent) and favorable volume growth in both of our segments for a combined impact of $6.6 million (two percent), partially offset by unfavorable foreign currency exchange of $2.8 million (one percent).
Gross Profit
Gross profit increase of $11.6 million was driven by favorable pricing improvement of $58.3 million and favorable sales volume of $2.7 million, partially offset by unfavorable foreign currency exchange of $1.5 million and increased manufacturing costs of $47.9 million due to raw material and energy cost inflationary pressures. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general and administrative expenses
Three Months Ended March 31, 2022 vs. 2021
Selling, general and administrative expenses ("SG&A") were $40.0 million (10.4 percent of Net sales) and $40.0 million (12.5 percent of Net sales) for the three months ended March 31, 2022 and 2021, respectively. The decrease in SG&A as a percentage of Net sales was driven by higher sales and reduced travel and other miscellaneous costs of $3.2 million. The positive impact was partially offset by higher employee-related costs of $1.4 million and increased legal costs of $1.8 million.

Research and technical expenses
Three Months Ended March 31, 2022 vs. 2021
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.9 percent from 2.1 percent for the three months ended March 31, 2022 and 2021, respectively.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2022 vs. 2021
Restructuring and other (income) charges, net were $3.6 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three Months Ended March 31, 2022 vs. 2021
Acquisition-related costs were zero and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The 2021 costs were incurred in connection with the integration of Perstorp Holding AB's caprolactone business into our Performance Chemicals segment.
Other (income) expense, net
Three Months Ended March 31, 2022 vs. 2021

	Three Months Ended March 31,
In millions	2022	2021
Foreign currency exchange (income) loss	$0.3	$1.7
Other (income) expense, net	(1.7)	(0.5)
Total Other (income) expense, net	$(1.4)	$1.2
Interest expense, net
Three Months Ended March 31, 2022 vs. 2021

	Three Months Ended March 31,
In millions	2022	2021
Finance lease obligations	1.8	1.8
Revolving credit and term loan facilities (1)	1.9	2.2
Senior notes (1)	9.2	9.2
Other interest (income) expense, net	(2.2)	(0.8)
Total Interest expense, net	$10.7	$12.4
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.
Provision (benefit) for income taxes
Three Months Ended March 31, 2022 vs. 2021
For the three months ended March 31, 2022 and 2021, our effective tax rate was 21.6 percent and 21.2 percent, respectively. Excluding discrete items, the effective rate was 20.7 percent compared to 21.4 percent in the three months ended March 31, 2022 and 2021, respectively. An explanation of the change in the effective tax rate is presented in Note 13 to the Condensed Consolidated Financial Statements.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for both of Ingevity's segments. Our segments are (i) Performance Materials and (ii) Performance Chemicals. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, and pension and postretirement settlement and curtailment (income) charges.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2021 Annual Report.
Performance Materials

In millions	Three Months Ended March 31,
	2022	2021
Total Performance Materials - Net sales	$148.4	$140.7
Segment EBITDA	$77.9	$73.7
Net Sales Comparison of Three Months Ended March 31, 2022 and March 31, 2021:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2022 vs. 2021	$140.7	3.7	4.0	—	$148.4
Three Months Ended March 31, 2022 vs. 2021
Segment net sales increase of $7.7 million in 2022 was driven by favorable pricing of $4.0 million (three percent) and volume growth of $3.7 million (three percent).
Volume growth was driven by increased sales of our process purification products. Favorable pricing recognized in the first quarter was driven by process purification product sales as well as continued strong demand for our automotive gasoline vapor emission control products. Automotive volumes were however muted by lower vehicle production globally, driven by ongoing supply chain challenges and the global microchip shortage. North American sales of automotive gasoline vapor emission control products offset lower volumes in Asia-Pacific due to COVID-related customer shutdowns. Brazil's implementation of their new new emissions regulation standard, Proconve L-7, began in the first quarter of 2022 driving volume growth in South America automotive gasoline vapor emission control products.
Segment EBITDA increased $4.2 million due to decreased SG&A and research and technical expenses of $2.5 million, favorable pricing of $2.1 million, favorable volume of $1.2 million and favorable foreign currency exchange of $0.7 million, offset by higher manufacturing costs of $2.3 million.

Performance Chemicals

	Three Months Ended March 31,
In millions	2022	2021
Net Sales
Pavement Technologies product line	$27.9	$21.4
Industrial Specialties product line	144.7	112.1
Engineered Polymers product line	61.8	46.1
Total Performance Chemicals - Net sales	$234.4	$179.6
Segment EBITDA	$41.1	$31.7
Net Sales Comparison of Three Months Ended March 31, 2022 and March 31, 2021:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2022 vs. 2021	$179.6	2.9	54.7	(2.8)	$234.4
Three Months Ended March 31, 2022 vs. 2021
Segment net sales increase of $54.8 million was driven by favorable pricing and product mix of $54.7 million (30 percent), driven by increases in industrial specialties ($39.7 million), engineered polymers ($14.9 million), and pavement technologies ($0.1 million). Also driving the segment net sales increase was favorable volume of $2.9 million (two percent), consisting of volume increases in pavement technologies ($6.6 million) and engineered polymers ($3.0 million), offset partially by volume decreases in industrial specialties ($6.7 million). Unfavorable foreign currency exchange impacted Net sales by $2.8 million (two percent).
Our Performance Chemicals segment saw strong revenue growth versus the prior year’s quarter on solid end-market demand and continued price improvement. These price increases were necessary to keep pace with the dramatic increases we are experiencing related to energy, raw material, and shipping costs.
Our Engineered Polymers business grew 34.1 percent as the business increased pricing to offset inflationary costs for raw materials, logistics, and energy that spiked in the fourth quarter of 2021 and has remained at elevated levels. From a regional perspective, sales in Asia for our products were robust in the quarter due to demand in automotive and UV coatings applications. This was offset by a decline in the Americas where some polyurethane customers experienced availability issues with key raw materials.
Industrial Specialties sales increased 29.1 percent versus the prior-year quarter with strong performance across all markets, particularly in oilfield and adhesives primary end-use markets. The sales improvements were supplemented by an improved mix shift to higher-value derivative products as growth in higher-end additives to oilfield and adhesives primary end-use markets outpaced growth in industrial intermediate’s merchant tall oil fatty acid sales.
Pavement Technologies sales increased 30.4 percent versus the prior-year quarter. While price increases contributed to the sales improvement, most of this growth was driven by improved volumes, primarily in the Americas and Europe.
Segment EBITDA increased by $9.4 million due to favorable pricing and product mix of $56.2 million, an increase in volume of $1.5 million, and favorable foreign currency exchange of $0.8 million, offset by higher manufacturing costs of $45.2 million, and higher SG&A expenses of $3.9 million.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2022	2021
Net income (loss) (GAAP)	$60.8	$48.7
Interest expense, net	10.7	12.4
Provision (benefit) for income taxes	16.8	13.1
Depreciation and amortization - Performance Materials	9.0	9.1
Depreciation and amortization - Performance Chemicals	18.1	17.9
Restructuring and other (income) charges, net	3.6	3.9
Acquisition and other-related costs	—	0.3
Adjusted EBITDA (Non-GAAP)	$119.0	$105.4
Adjusted EBITDA
Three Months Ended March 31, 2022 vs. 2021
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Company Outlook

In millions	2022 Guidance
Net sales	$1,525 - $1,650
Adjusted EBITDA	$430 - $470
Operating Cash Flow	$305 - $325
Capital Expenditures	$155 - $175
Free Cash Flow*	~$150
*Calculated as Operating Cash Flow less Capital Expenditures
Ingevity raised the top end of its 2022 guidance to sales between $1.525 billion to $1.65 billion and adjusted EBITDA between $430 million to $470 million. For revenue, we expect to capture volume growth in our Performance Chemical segment specifically within our Engineered Polymers’ business. We also anticipate continued growth in our adhesives and oilfield products within Industrial Specialties. Pavement technologies will benefit from the U.S. infrastructure bill and continued Evotherm® warm mix technology adoption. This expected demand will result in favorable pricing conditions. Performance Materials will see moderate growth as process purification volumes and price increases will partially offset muted improvement in automotive due to the continued constrained semiconductor shortage and the absence of any novel gasoline vapor emission control regulations.
Adjusted EBITDA is expected to grow versus 2021 mainly driven by our Performance Chemicals segment, where continued profitable growth in all businesses is expected to be partially offset by inflationary costs of energy, logistics and primary raw materials. The Performance Materials segment anticipates results similar to 2021 as U.S., Chinese, Canadian, and European vehicle production continues to be negatively impacted by global chip supply and general cost inflation. We expect to deliver fiscal year 2022 Adjusted EBITDA of $430 million to $470 million. These estimates assume that 2022 will continue to be impacted by global logistical headwinds, geopolitical uncertainty, significant cost inflation, and the microchip shortage which is disrupting the global automotive supply chain.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2022, our undrawn capacity under our revolving credit facility was $497.5 million. Over the next twelve months, we expect to fund the following: redemption of our 4.50% Senior Notes due in 2026 (see Note 17 within the Condensed Consolidated Financial Statements for more information), interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit and term loan facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $222.6 million at March 31, 2022. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2022, included $95.8 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Other Potential Liquidity Needs
Share Repurchases
On March 2, 2020, our Board of Directors authorized the repurchase of up to $500 million of our common stock and rescinded the prior two outstanding repurchase authorizations. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2022 and March 31, 2021, we repurchased $40.4 million and $39.4 million in common stock, representing 610,447 and 527,550 shares of our common stock at a weighted average cost per share of $66.26 and $74.64, respectively. At March 31, 2022 and March 31, 2021, $262.2 million and $372.6 million remained unused under our Board-authorized repurchase programs, respectively.
Capital Expenditures
Projected 2022 capital expenditures are $155 - $175 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2022.

Cash flow comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
In millions	2022	2021
Net cash provided by (used in) operating activities	$24.3	$51.1
Net cash provided by (used in) investing activities	(30.2)	(17.3)
Net cash provided by (used in) financing activities	(46.3)	(52.1)
Cash flows provided by (used in) operating activities
During the first three months of 2022, cash flow provided by operations decreased due to increased accounts receivable related to the increase in net sales and a larger inventory build compared to 2021. Below provides a description of the changes to working capital during the first three months of 2022 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	March 31, 2022	December 31, 2021
Cash and cash equivalents	$222.6	$275.4
Accounts receivable, net	206.9	161.7
Inventories, net	260.2	241.2
Prepaid and other current assets	43.1	46.6
Total current assets	$732.8	$724.9
Current assets as of March 31, 2022, increased $7.9 million compared to December 31, 2021, primarily due to increases in Accounts receivable, net and Inventories, net. Accounts receivable, net as of March 31, 2022, increased $45.2 million due to increased sales during the quarter ended March 31, 2022. Inventories increased by $19.0 million due to the build of inventory for forecasted sales. These increases were offset by a decrease in Cash and cash equivalents of $52.8 million and a decrease in Prepaid and other current assets of $3.5 million compared to the balances at December 31, 2021.

In millions	March 31, 2022	December 31, 2021
Accounts payable	$128.9	$125.8
Accrued expenses	53.8	51.7
Accrued payroll and employee benefits	22.4	48.2
Current operating lease liabilities	17.2	17.4
Notes payable and current maturities of long-term debt	319.6	19.6
Income taxes payable	9.8	6.2
Total current liabilities	$551.7	$268.9
Current liabilities as of March 31, 2022, increased by $282.8 million compared to December 31, 2021, driven primarily by an increase in Notes payable and current maturities of long-term debt of $300.0 million due to the redemption of our 4.5% Senior Notes due in 2026 (see Note 17 within the Condensed Consolidated Financial Statements for more information), Income taxes payable of $3.6 million, Accounts payable of $3.1 million, and Accrued expenses of $2.1 million. This increase was offset partially by decreases in Accrued payroll and employee benefits of $25.8 million, and Current operating lease liabilities of $0.2 million.

Cash flows provided by (used in) investing activities
Cash used by investing activities in the three months ended March 31, 2022 was $30.2 million and was primarily driven by capital expenditures. In the three months ended March 31, 2022 and 2021, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (see Note 12 within the Condensed Consolidated Financial Statements for more information).

Capital expenditure categories	Three Months Ended March 31,
In millions	2022	2021
Maintenance	$12.4	$7.6
Safety, health and environment	3.6	1.8
Growth and cost improvement	11.6	7.6
Total capital expenditures	$27.6	$17.0
Cash flows provided by (used in) financing activities
Cash used in financing activities in the three months ended March 31, 2022, was $46.3 million and was primarily driven by the repurchase of common stock of $40.4 million, payments on long-term borrowings of $4.7 million, and tax payments related to withholdings on restricted stock unit vestings of $1.8 million. Cash used in financing activities in the three months ended March 31, 2021 was $52.1 million and was primarily driven by the repurchase of common stock of $39.4 million, payments on long-term borrowings of $9.4 million, and tax payments related to withholdings on restricted stock unit vestings of $2.3 million.
New Accounting Guidance
Refer to Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated financial statements included in our 2021 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our 2021 Annual Report. Our critical accounting policies have not substantially changed from those described in the 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 30 percent of our net sales in the first three months of 2022. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2022, would have decreased our net sales and income before income taxes by approximately $5.1 million or one percent, and $2.1 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2021, would have decreased our net sales and income before income taxes by approximately $4.7 million or two percent, and $1.9 million or three percent, respectively.
Interest rate risk
As of March 31, 2022, approximately $323 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2022 would have increased our annual interest expense by approximately $3.2 million or seven percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2021 would have increased our interest expense by approximately $3.4 million or seven percent.
As of March 31, 2022, we have entered into an interest rate swap with an aggregate notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. In accordance with the terms of the interest rate swap, we receive floating rate interest payments based upon three-month U.S. dollar LIBOR and in return are obligated to pay interest at a fixed rate of 3.79 percent until July 2023. The fair value of the interest rate swap was an asset (liability) of $(0.3) million and $(4.0) million at March 31, 2022 and December 31, 2021, respectively.
Other market risks
Information about our other remaining market risks for the period ended March 31, 2022 does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2021 Annual Report.
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
As of March 31, 2022, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)    Changes in Internal Control over Financial Reporting
There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.
We are implementing a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The implementation is expected to occur in multiple phases over two years beginning with our pilot deployment which occurred during the first quarter of 2022. Currently, we have had no changes in our internal controls over financial reporting with respect to this implementation, however, as the implementation progresses, we will give appropriate consideration to whether any process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 14 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2021 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results.
There have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2021 Annual Report for the quarter ended March 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2022	248,510	$72.20	248,510	$284,680,847
February 1-28, 2022	31,937	$64.44	31,937	$282,622,676
March 1-31, 2022	330,000	$61.96	330,000	$262,175,326
Total	610,447		610,447
_______________
(1) On March 2, 2020, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock and rescinded the prior two outstanding repurchase authorizations. Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*†
Consulting Agreement between Ingevity Corporation and Michael P. Smith dated February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities Commission on February 23, 2022).

10.2+	Special Cash Award Agreement between Ingevity Corporation and Steven P. Hulme dated July 1, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
______________
*Incorporated by reference
+ Management contract or compensatory plan or arrangement.
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
Date: May 5, 2022