Form 10-Q
period 2022-09-30
Ingevity Corp
filed 2022-11-03
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 37,371,629 shares of common stock, $0.01 par value, outstanding at November 1, 2022.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2022	2021	2022	2021
Net sales	$482.0	$376.8	$1,284.7	$1,055.5
Cost of sales	305.7	235.0	820.0	647.7
Gross profit	176.3	141.8	464.7	407.8
Selling, general, and administrative expenses	54.2	43.5	142.9	131.0
Research and technical expenses	7.6	6.8	23.1	19.3
Restructuring and other (income) charges, net	3.3	4.1	10.6	12.3
Acquisition-related costs	1.9	0.2	1.9	0.9
Other (income) expense, net	2.0	84.6	(1.0)	81.6
Interest expense, net	11.5	11.6	37.3	36.2
Income (loss) before income taxes	95.8	(9.0)	249.9	126.5
Provision (benefit) for income taxes	20.4	(4.8)	53.9	37.7
Net income (loss)	$75.4	$(4.2)	$196.0	$88.8

Per share data
Basic earnings (loss) per share	$1.99	$(0.11)	$5.10	$2.22
Diluted earnings (loss) per share	1.98	(0.11)	5.06	2.21

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net income (loss)	$75.4	$(4.2)	$196.0	$88.8
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(55.3)	(16.7)	(124.9)	(8.5)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of $1.0, $0.9, $3.2, $1.9	3.4	2.9	10.7	6.1
Total foreign currency adjustments, net of tax provision (benefit) of $1.0, $0.9, $3.2, $1.9	(51.9)	(13.8)	(114.2)	(2.4)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.8, $0.8, $3.5, $1.6	2.7	2.8	11.4	5.3
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.7), $(0.1), $(1.7), $(0.1)	(2.4)	(0.1)	(5.7)	(0.2)
Total derivative instruments, net of tax provision (benefit) of $0.1, $0.7, $1.8, $1.5	0.3	2.7	5.7	5.1
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for all periods	—	—	—	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	—	0.1	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	—	—	0.1	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $1.1, $1.6, $5.0, $3.4	(51.6)	(11.1)	(108.4)	2.8
Comprehensive income (loss)	$23.8	$(15.3)	$87.6	$91.6

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$72.3	$275.4
Accounts receivable, net of allowance for credit losses of $2.3 - 2022 and $2.0 - 2021	248.4	161.7
Inventories, net	281.8	241.2
Prepaid and other current assets	42.6	46.6
Current assets	645.1	724.9
Property, plant and equipment, net	720.7	719.7
Operating lease assets, net	47.3	52.4
Goodwill	387.6	442.0
Other intangibles, net	272.2	337.6
Deferred income taxes	6.9	6.8
Restricted investment, net of allowance for credit losses of $0.6 - 2022 and $0.5 - 2021	77.5	76.1
Other assets	178.1	109.5
Total Assets	$2,335.4	$2,469.0
Liabilities
Accounts payable	$164.6	$125.8
Accrued expenses	56.9	51.7
Accrued payroll and employee benefits	44.7	48.2
Current operating lease liabilities	16.4	17.4
Notes payable and current maturities of long-term debt	0.9	19.6
Income taxes payable	6.8	6.2
Current liabilities	290.3	268.9
Long-term debt including finance lease obligations	1,153.2	1,250.0
Noncurrent operating lease liabilities	31.8	36.2
Deferred income taxes	106.6	114.6
Other liabilities	119.6	125.5
Total Liabilities	1,701.5	1,795.2
Commitments and contingencies (Note 14)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2022 and 2021)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,212,857 - 2022 and 43,102,011 - 2021; outstanding: 37,358,879 - 2022 and 39,269,399 - 2021)	0.4	0.4
Additional paid-in capital	147.5	136.3
Retained earnings	992.1	796.1
Accumulated other comprehensive income (loss)	(95.3)	13.1
Treasury stock, common stock, at cost (5,853,978 shares - 2022 and 3,832,612 shares - 2021)	(410.8)	(272.1)
Total Equity	633.9	673.8
Total Liabilities and Equity	$2,335.4	$2,469.0
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2022	2021
Cash provided by (used in) operating activities:
Net income (loss)	$196.0	$88.8
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	78.6	81.7
Non-cash operating lease costs	13.5	12.9
Deferred income taxes	(2.2)	(2.2)
LIFO Reserve	10.7	(1.9)
Share-based compensation	11.1	9.8
Other non-cash items	15.2	10.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(98.4)	(28.2)
Inventories, net	(63.3)	(37.3)
Prepaid and other current assets	(2.3)	(7.5)
Accounts payable	48.2	20.3
Accrued expenses	5.3	(0.2)
Accrued payroll and employee benefits	(2.7)	9.6
Income taxes	10.1	(4.6)
Litigation verdict charge	—	85.0
Operating leases	(15.5)	(15.3)
Changes in other operating assets and liabilities, net	10.6	(4.5)
Net cash provided by (used in) operating activities	$214.9	$217.0
Cash provided by (used in) investing activities:
Capital expenditures	$(93.3)	$(66.4)
Purchase of strategic investments	(62.8)	(16.5)
Net investment hedge settlement	14.7	—
Other investing activities, net	(3.3)	(0.5)
Net cash provided by (used in) investing activities	$(144.7)	$(83.4)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$788.0	$—
Payments on revolving credit facility	(279.0)	—
Payments on long-term borrowings	(628.1)	(18.8)
Debt issuance costs	(3.0)	—
Debt repayment costs	(3.8)	—
Finance lease obligations, net	(0.4)	(0.6)
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	(1.9)
Tax payments related to withholdings on vested equity awards	(2.2)	(2.4)
Proceeds and withholdings from share-based compensation plans, net	2.8	3.7
Repurchases of common stock under publicly announced plan	(139.2)	(100.3)
Net cash provided by (used in) financing activities	$(264.9)	$(120.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(194.7)	13.3
Effect of exchange rate changes on cash	(8.6)	(1.8)
Change in cash, cash equivalents, and restricted cash	(203.3)	11.5
Cash, cash equivalents, and restricted cash at beginning of period	276.1	258.4
Cash, cash equivalents, and restricted cash at end of period(1)	$72.8	$269.9

(1) Includes restricted cash of $0.5 million and $0.5 million and cash and cash equivalents of $72.3 million and $269.4 million at September 30, 2022 and 2021, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$35.9	$35.5
Cash paid for income taxes, net of refunds	42.6	43.2
Purchases of property, plant and equipment in accounts payable	5.1	5.9
Leased assets obtained in exchange for new operating lease liabilities	9.2	14.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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
Our Performance Chemicals segment consists of our pavement technologies, industrial specialties, and engineered polymers product lines. Performance Chemicals manufactures products derived from crude tall oil ("CTO") and lignin extracted from the kraft pulping process as well as caprolactone monomers and derivatives derived from cyclohexanone and hydrogen peroxide. Performance Chemicals products serve as critical inputs used in a variety of high performance applications, including warm mix paving, pavement preservation, and pavement reconstruction and recycling (pavement technologies product line); adhesives, agrochemicals, lubricants, printing inks, industrial intermediates, and oilfield (industrial specialties product line); and coatings, resins, elastomers, adhesives, bio-plastics, and medical devices (engineered polymers product line).
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance became effective beginning on March 12, 2020, and we may elect to apply the amendments prospectively until December 31, 2022. As of September 30, 2022, we have not yet elected any optional expedients provided in the standard. We will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect this new standard to have a material impact on our consolidated financial statements.
Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Performance Materials segment	$144.9	$118.1	$415.7	$384.8
Performance Chemicals segment
Pavement Technologies product line	88.3	73.2	194.0	162.4
Industrial Specialties product line	179.3	132.6	489.9	364.7
Engineered Polymers product line	69.5	52.9	185.1	143.6
Total	$337.1	$258.7	$869.0	$670.7
Net sales	$482.0	$376.8	$1,284.7	$1,055.5
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
North America	$291.9	$219.3	$759.7	$580.8
Asia Pacific	113.6	89.6	297.3	285.0
Europe, Middle East, and Africa	62.6	62.3	194.0	172.5
South America	13.9	5.6	33.7	17.2
Net sales	$482.0	$376.8	$1,284.7	$1,055.5
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

	Contract Asset
	September 30,
In millions	2022	2021
Beginning balance	$5.3	$5.7
Contract asset additions	14.3	15.8
Reclassification to accounts receivable, billed to customers	(13.4)	(15.4)
Ending balance (1)	$6.2	$6.1
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2022
Assets:
Deferred compensation plan investments (4)	$0.8	$—	$—	$0.8
Total assets	$0.8	$—	$—	$0.8
Liabilities:
Deferred compensation arrangement (4)	$11.3	$—	$—	$11.3
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$11.3	$—	$0.8	$12.1
December 31, 2021
Assets:
Deferred compensation plan investments (4)	$0.9	$—	$—	$0.9
Total assets	$0.9	$—	$—	$0.9
Liabilities:
Deferred compensation arrangement (4)	$13.7	$—	$—	$13.7
Contingent consideration (5)	—	—	0.8	0.8
Total liabilities	$13.7	$—	$0.8	$14.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $12.7 million and $14.0 million at September 30, 2022 and December 31, 2021, respectively.
(5) Included within "Other liabilities" on the condensed consolidated balance sheets.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheet during the quarters ended September 30, 2022 and December 31, 2021.
Strategic Investments
During the first and third quarters of 2022, we acquired two strategic investments in privately-held companies for $2.0 million and $60.0 million respectively, which are accounted for under the measurement alternative method. The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $80.8 million and $18.8 million at September 30, 2022 and December 31, 2021, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the period ended September 30, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

During the second quarter of 2021, we acquired a strategic investment in a privately-held company for $16.5 million, which is accounted for under the equity method of accounting. The carrying value of our strategic equity investment was $14.5 million and $16.5 million at September 30, 2022 and December 31, 2021, respectively.

During the third quarter of 2022, we entered into an investment with a venture capital fund for $0.8 million, which is accounted for under the equity method of accounting. As of September 30, 2022, we had approximately $6.8 million of unfunded commitments which we anticipate will be paid over a period of 10 years. The carrying value of our strategic equity investment was $0.8 million at September 30, 2022.
Restricted Investment
At September 30, 2022 and December 31, 2021, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized cost, was $77.5 million and $76.1 million, net of an allowance for credit losses of $0.6 million and $0.5 million, and included cash of $6.4 million and $4.7 million, respectively. The fair value at September 30, 2022 and December 31, 2021 was $73.5 million and $80.0 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
September 30, 2022	$13.4	—	10.5	13.3	14.1	20.4	$71.7
December 31, 2021	$13.4	—	10.6	13.3	14.1	20.5	$71.9
Debt and Finance Lease Obligations
At September 30, 2022 and December 31, 2021, the carrying value of finance lease obligations was $101.8 million and $102.4 million, respectively, and the fair value was $107.1 million and $118.6 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $509.0 million and $328.1 million as of September 30, 2022 and December 31, 2021, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At September 30, 2022 and December 31, 2021, the carrying value of our fixed rate debt was $550.0 million and $850.0 million, respectively, and the fair value was $452.4 million and $843.9 million, respectively, based on Level 2 inputs.
Contingent Consideration
In connection with the acquisition of certain assets in 2020, we are contingently obligated to make an additional payment for such assets of up to an aggregate amount of $7.0 million. The contingent consideration is payable if certain sales volume targets are achieved prior to December 31, 2024, herein referred to as "Revenue Earn-out."
The fair value of the five-year Revenue Earn-out consideration was $0.8 million at September 30, 2022 and December 31, 2021, respectively. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a selling, general, and administrative expense.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

The following table summarizes the activity for financial liabilities utilizing Level 3 fair value measurements:

	Contingent Consideration
In millions	September 30, 2022	December 31, 2021
Beginning balance	$0.8	$0.8
Newly issued	—	—
Change in revaluation of contingent consideration included in earnings	—	—
Exercises/settlements	—	—
Ending balance (1)	$0.8	$0.8
______________
(1) Included within "Other liabilities" on the condensed consolidated balance sheets.
Note 5: Inventories, net

In millions	September 30, 2022	December 31, 2021
Raw materials	$71.6	$48.8
Production materials, stores and supplies	28.4	26.8
Finished and in-process goods	210.3	183.4
Subtotal	$310.3	$259.0
Less: LIFO reserve	(28.5)	(17.8)
Inventories, net	$281.8	$241.2
Note 6: Property, Plant, and Equipment, net

In millions	September 30, 2022	December 31, 2021
Machinery and equipment	$1,119.5	$1,113.3
Buildings and leasehold improvements	177.4	177.2
Land and land improvements	22.5	20.4
Construction in progress	92.3	64.4
Total cost	$1,411.7	$1,375.3
Less: accumulated depreciation	(691.0)	(655.6)
Property, plant, and equipment, net	$720.7	$719.7
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Chemicals	Performance Materials	Total
December 31, 2021	$437.7	$4.3	$442.0
Foreign currency translation	(54.4)	—	(54.4)
September 30, 2022	$383.3	$4.3	$387.6
There were no interim triggering events or circumstances indicating that goodwill might be impaired as of September 30, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Other Intangible Assets

	September 30, 2022			December 31, 2021
In millions	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Customer contracts and relationships	$288.7	$105.0	$183.7	$317.8	$95.0	$222.8
Brands (1)	69.4	21.5	47.9	81.7	20.3	61.4
Developed technology	60.4	19.8	40.6	72.2	18.8	53.4
Other	—	—	—	0.5	0.5	—
Other intangibles, net (2)	$418.5	$146.3	$272.2	$472.2	$134.6	$337.6
_______________
(1) Represents trademarks, trade names, and know-how.
(2) The majority of our Other intangibles, net are held in British Pound Sterling (GBP) and changes period over period are primarily driven by foreign currency fluctuations between GBP and USD.

Intangible assets subject to amortization were allocated among our business segments as follows:

In millions	September 30, 2022	December 31, 2021
Performance Materials	$1.7	$1.9
Performance Chemicals	270.5	335.7
Other intangibles, net	$272.2	$337.6
Amortization expense related to our intangible assets is included in Selling, general and administrative expenses on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2022, we recognized amortization expense of $7.9 million and $23.8 million, respectively, and during the three and nine months ended September 30, 2021, we recognized amortization expense of $8.3 million and $25.1 million, respectively.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2022 - $31.7 million, 2023 - $31.7 million, 2024 - $31.4 million, 2025 - $31.4 million, and 2026 - $31.4 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Net Investment Hedges
During the third quarter of 2022, we terminated our fixed-to-fixed cross currency interest rate swaps, accounted for as net investment hedges, and received net proceeds of $14.7 million. The proceeds are presented within cash provided by investing activities within the condensed consolidated statement of cash flows. The $14.7 million gain is reported as a component of the foreign currency adjustments (“CTA”) within Accumulated other comprehensive income (loss) ("AOCI") on the condensed consolidated balance sheet. The gain on net investment hedges are reclassified to earnings only when the related CTA are required to be reclassified, usually upon sale or liquidation of the investment.
The fair value of our net investment hedge was a net asset (liability) of zero and $1.0 million at September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, we recognized net interest income associated with this financial instrument of $0.1 million and $2.8 million, respectively, and during the three and nine months ended September 30, 2021, we recognized net interest income associated with this financial instrument of $0.1 million and $0.3 million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and, thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the condensed consolidated statement of operations when the forecasted transaction occurs. As of September 30, 2022, there were $5.6 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $0.9 million and $0.5 million at September 30, 2022 and December 31, 2021, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of September 30, 2022, we had 1.4 million and 0.4 million mmBTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of September 30, 2022, open commodity contracts hedge forecasted transactions until December 2023. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2022 and December 31, 2021 was a net asset (liability) of $1.9 million and $(0.6) million, respectively.
Interest Rate Risk Management
During the year we had floating-to-fixed interest rate swaps with a combined notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. Per the terms of these instruments, we received floating rate interest payments based upon three-month U.S. dollar LIBOR and in return were obligated to pay interest at a fixed rate of 3.79 percent until July 2023. Due to the repayment of our term loan (refer to Note 9 for more information), during the second quarter of 2022, we terminated these interest rate swap instruments. Upon termination of the interest rate swap instruments, we reclassified a $1.7 million gain from AOCI into Interest expense, net on the condensed consolidated statement of operations. The fair value of outstanding interest rate instruments at September 30, 2022 and December 31, 2021 was an asset (liability) of zero and $(4.0) million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedging derivatives
Currency exchange contracts	$0.5	$0.1	$(0.8)	$(0.2)	Net sales
Natural gas contracts	3.0	2.8	(2.3)	—	Cost of sales
Interest rate swap contracts	—	0.7	—	—	Interest expense, net
Total	$3.5	$3.6	$(3.1)	$(0.2)

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
	2022	2021	2022	2021
Net investment hedging derivative
Currency exchange contracts(1)	$4.4	$3.8	$0.1	$—	Interest expense, net
Total	$4.4	$3.8	$0.1	$—

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedging derivatives
Currency exchange contracts	$1.8	$0.3	$(1.6)	$(0.2)	Net sales
Natural gas contracts	7.4	3.7	(4.1)	(0.1)	Cost of sales
Interest rate swap contracts	5.7	2.9	(1.7)	—	Interest expense, net
Total	$14.9	$6.9	$(7.4)	$(0.3)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment hedging derivative
Currency exchange contracts (1)	$13.9	$8.0	$2.8	$0.2	Interest expense, net
Total	$13.9	$8.0	$2.8	$0.2
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $4.8 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of September 30, 2022 or December 31, 2021.

	September 30, 2022
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.9	$—	$0.9
Natural gas contracts (4)	—	2.1	—	2.1
Total assets	$—	$3.0	$—	$3.0
Liabilities:
Natural gas contracts (6)	$—	$0.2	$—	$0.2
Total liabilities	$—	$0.2	$—	$0.2

	December 31, 2021
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Net investment hedge (5)	—	2.0	—	2.0
Total assets	$—	$2.5	$—	$2.5
Liabilities:
Natural gas contracts (6)	$—	$0.6	$—	$0.6
Net investment hedge (7)	—	1.0	—	1.0
Interest rate swap contracts (7)	—	4.0	—	4.0
Total liabilities	$—	$5.6	$—	$5.6
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	September 30, 2022	December 31, 2021
Revolving Credit Facility and other lines of credit (1)	$509.0	$—
Term Loan	—	328.1
3.88% Senior Notes due 2028	550.0	550.0
4.50% Senior Notes due 2026	—	300.0
Finance lease obligations	101.8	102.4
Total debt including finance lease obligations	$1,160.8	$1,280.5
Less: debt issuance costs	6.7	10.9
Total debt, including finance lease obligations, net of debt issuance costs	$1,154.1	$1,269.6
Less: debt maturing within one year (2)	0.9	19.6
Long-term debt including finance lease obligations	$1,153.2	$1,250.0
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.3 million and $2.5 million and available funds under the facility were $488.7 million and $497.5 million at September 30, 2022 and December 31, 2021, respectively.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Senior Notes due 2026
On April 27, 2022, we redeemed the $300.0 million outstanding aggregate principal balance of our 4.50% Senior Notes due in 2026 prior to maturity. The redemption was primarily funded utilizing the outstanding capacity under our revolving credit facility. At redemption, we recognized a $3.4 million redemption premium and accelerated the remaining deferred finance fees of $2.7 million, both the redemption premium and accelerated deferred finance fees were recorded to Interest Expense, net on the condensed consolidated statements of operations. Legal expenses associated with this redemption have been recorded as incurred.
Revolving Credit Facility Amendment
On June 23, 2022, we entered into an Amendment and Restatement Agreement (the “Amendment”) together with the other parties named therein, which amends and restates our existing credit agreement, dated as of March 7, 2016, as amended, supplemented or otherwise modified.
Among other things, the Amendment (a) extends the maturity date from October 28, 2025 to June 23, 2027 and increases the aggregate principal amount of revolving commitments thereunder from $500 million to $1 billion, (b) adds Ingevity UK as a borrower under the revolving credit facility, and (c) modifies certain leverage ratio tests and thresholds.
Borrowings under the revolving credit facility bear interest at a rate per annum equal to either (a) the applicable term benchmark rate, subject to a zero floor, or (b) a base rate, in each case, plus an applicable margin of 1.00 percent to 1.75 percent for term benchmark loans and 0.00 percent to 0.75 percent for base rate loans.
Fees of $3.0 million were incurred to secure the Amendment. These fees have been deferred and will be amortized over the term of the facility and recorded to Interest Expense, net on the condensed consolidated statement of operations.
Term Loan Repayment
On the closing date of the Amendment, we repaid our outstanding term loan in an aggregate principal amount of $323.0 million. Upon repayment, we recognized $1.3 million in outstanding interest, $0.4 million in repayment fees and accelerated the remaining deferred finance fees of $0.4 million. The interest, fees, and accelerated deferred finance fees were recorded to Interest Expense, net on the condensed consolidated statements of operations. Legal expenses associated with this repayment have been recorded as incurred.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the note of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of September 30, 2022.
The credit agreements governing our revolving credit facility contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended September 30, 2022 was 2.0, and our interest coverage for the four consecutive quarters ended September 30, 2022 was 10.7. We were in compliance with all covenants at September 30, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, except per share data in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2021	43,102	$0.4	$136.3	$796.1	$13.1	$(272.1)	$673.8
Net income (loss)	—	—	—	60.8	—	—	60.8
Other comprehensive income (loss)	—	—	—	—	(10.1)	—	(10.1)
Common stock issued	42	—	—	—	—	—	—
Exercise of stock options, net	36	—	0.4	—	—	—	0.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.8)	(1.8)
Share repurchase program	—	—	—	—	—	(40.4)	(40.4)
Share-based compensation plans	—	—	2.9	—	—	0.5	3.4
Balance at March 31, 2022	43,180	$0.4	$139.6	$856.9	$3.0	$(313.8)	$686.1
Net income (loss)	—	—	—	59.8	—	—	59.8
Other comprehensive income (loss)	—	—	—	—	(46.7)	—	(46.7)
Common stock issued	18	—	—	—	—	—	—
Exercise of stock options, net	2	—	0.1	—	—	—	0.1
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share repurchase program	—	—	—	—	—	(49.5)	(49.5)
Noncontrolling interest distributions	—	—	—	—	—	—	—
Share-based compensation plans	—	—	3.3	—	—	1.4	4.7
Balance at June 30, 2022	43,200	$0.4	$143.0	$916.7	$(43.7)	$(362.1)	$654.3
Net income (loss)	—	—	—	75.4	—	—	75.4
Other comprehensive income (loss)	—	—	—	—	(51.6)	—	(51.6)
Common stock issued	8	—	—	—	—	(0.2)	(0.2)
Exercise of stock options, net	5	—	0.3	—	—	—	0.3
Tax payments related to vested restricted stock units	—	—	—	—	—	—	—
Share repurchase program	—	—	—	—	—	(49.3)	(49.3)
Share-based compensation plans	—	—	4.2	—	—	0.8	5.0
Balance at September 30, 2022	43,213	$0.4	$147.5	$992.1	$(95.3)	$(410.8)	$633.9

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Foreign currency translation
Beginning balance	$(43.9)	$27.8	$18.4	$16.4
Net gains (losses) on foreign currency translation	(55.3)	(16.7)	(124.9)	(8.5)
Gains (losses) on net investment hedges	4.4	3.8	13.9	8.0
Less: tax provision (benefit)	1.0	0.9	3.2	1.9
Net gains (losses) on net investment hedges	3.4	2.9	10.7	6.1
Other comprehensive income (loss), net of tax	(51.9)	(13.8)	(114.2)	(2.4)
Ending balance	$(95.8)	$14.0	$(95.8)	$14.0

Derivative instruments
Beginning balance	$3.3	$(4.5)	$(2.1)	$(6.9)
Gains (losses) on derivative instruments	3.5	3.6	14.9	6.9
Less: tax provision (benefit)	0.8	0.8	3.5	1.6
Net gains (losses) on derivative instruments	2.7	2.8	11.4	5.3
(Gains) losses reclassified to net income	(3.1)	(0.2)	(7.4)	(0.3)
Less: tax (provision) benefit	(0.7)	(0.1)	(1.7)	(0.1)
Net (gains) losses reclassified to net income	(2.4)	(0.1)	(5.7)	(0.2)
Other comprehensive income (loss), net of tax	0.3	2.7	5.7	5.1
Ending balance	$3.6	$(1.8)	$3.6	$(1.8)

Pension and other postretirement benefits
Beginning balance	$(3.1)	$(4.7)	$(3.2)	$(4.8)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	0.1	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	0.1	0.1
Other comprehensive income (loss), net of tax	—	—	0.1	0.1
Ending balance	$(3.1)	$(4.7)	$(3.1)	$(4.7)

Total AOCI ending balance at September 30	$(95.3)	$7.5	$(95.3)	$7.5

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Derivative instruments
Currency exchange contracts (1)	$0.8	$0.2	$1.6	$0.2
Natural gas contracts (2)	2.3	—	4.1	0.1
Interest rate swap contracts (3)	—	—	1.7	—
Total before tax	3.1	0.2	7.4	0.3
(Provision) benefit for income taxes	(0.7)	(0.1)	(1.7)	(0.1)
Amount included in net income (loss)	$2.4	$0.1	$5.7	$0.2

Pension and other post retirement benefits
Amortization of prior service costs (2)	$—	$—	$0.1	$0.1
Total before tax	—	—	0.1	0.1
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$—	$0.1	$0.1
______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.
(3) Included within "Interest expense, net" on the condensed consolidated statement of operations.
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock (the "2022 Authorization"), and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three and nine months ended September 30, 2022, we repurchased $49.3 million and $139.2 million in common stock, representing 697,523 and 2,027,206 shares of our common stock at a weighted average cost per share of $70.75 and $68.68, respectively. At September 30, 2022, $450.7 million remained unused under our 2022 Authorization.
During the three and nine months ended September 30, 2021, we repurchased $32.2 million and $100.3 million in common stock, representing 414,501 and 1,298,167 shares of our common stock at a weighted average cost per share of $77.77 and $77.25, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 11: Retirement Plans
The following table summarizes the components of net periodic benefit cost (income) for our defined benefit pension plans:

	Three Months Ended September 30,
	Pensions		Other Benefits
In millions	2022	2021	2022	2021
Components of net periodic benefit cost (income):
Service cost (1)	$0.4	$0.4	$—	$—
Interest cost (2)	0.3	0.3	—	—
Expected return on plan assets (2)	(0.4)	(0.3)	—	—
Amortization of prior service cost (credit) (1)	—	—	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.3	$0.4	$—	$—

	Nine Months Ended September 30,
	Pensions		Other Benefits
In millions	2022	2021	2022	2021
Components of net periodic benefit cost (income):
Service cost (1)	$1.2	$1.3	$—	$—
Interest cost (2)	0.9	0.8	—	—
Expected return on plan assets (2)	(1.3)	(1.0)	—	—
Amortization of prior service cost (credit) (1)	0.1	0.1	—	—
Amortization of net actuarial and other (gain) loss (2)	—	—	—	—
Net periodic benefit cost (income)	$0.9	$1.2	$—	$—
_______________
(1) Amounts are recorded to "Cost of sales" on our condensed consolidated statements of operations consistent with the employee compensation costs that participate in the plan.
(2) Amounts are recorded to "Other (income) expense, net" on our condensed consolidated statements of operations.
Contributions
We did not make any voluntary cash contributions to our Union Hourly defined benefit pension plan in the nine months ended September 30, 2022. There are no required cash contributions to our Union Hourly defined benefit pension plan in 2022, and we currently have no plans to make any voluntary cash contributions in 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 12: Restructuring and Other (Income) Charges, net
Other (income) charges, net
Business transformation costs
In 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. The implementation of our new ERP is expected to occur in multiple phases over two years beginning with our pilot deployment which occurred during the first quarter of 2022. This business transformation requires the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with real-time information important to the operation of our business. Such an implementation initiative is a major financial undertaking and requires substantial time and attention of management and key employees. Costs incurred, during the three and nine months ended September 30, 2022, of $3.3 million and $10.6 million, respectively, and during the three and nine months ended September 30, 2021, of $4.1 million and $12.2 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, we anticipate incurring approximately $90-95 million of total costs, which includes $45-50 million of non-capitalizable costs, $12-14 million of which we expect to be incurred in 2022.
Rollforward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2021(1)	Reserve	Payments	Other(2)	9/30/2022(1)
Restructuring Reserves	$0.5	—	—	—	$0.5
_______________
(1) Included in "Accrued Expenses" on the condensed consolidated balance sheets.
(2) Primarily foreign currency translation adjustments.
Note 13: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate (1)	21.3%	53.3%	21.6%	29.8%
_______________
(1) The decrease in the effective tax rate in the three and nine months ended September 30, 2022 was driven by a one-time legislative tax rate change in 2021.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2022			2021
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$95.8	$20.4	21.3%	$(9.0)	$(4.8)	53.3%
Discrete items:
Legislative tax rate changes (1)	—	—		—	0.1
Litigation verdict charge (2)	—	—		85.0	19.7
Other tax only discrete items	—	(0.3)		—	0.5
Total discrete items	—	(0.3)		85.0	20.3
Consolidated operations, before discrete items	$95.8	$20.1		$76.0	$15.5
EAETR (3)			21.0%			20.4%

	Nine Months Ended September 30,
	2022			2021
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$249.9	$53.9	21.6%	$126.5	$37.7	29.8%
Discrete items:
Restructuring and other (income) charges, net	—	—		0.1	—
Legislative tax rate changes (1)	—	—		—	(14.6)
Litigation verdict charge (2)	—	—		85.0	19.7
Other tax only discrete items	—	(1.1)		—	0.7
Total discrete items	—	(1.1)		85.1	5.8
Consolidated operations, before discrete items	$249.9	$52.8		$211.6	$43.5
EAETR (3)			21.1%			20.6%
_______________
(1) Legislative tax rate changes in 2021, enacted in the United Kingdom ("UK"), resulted in discrete tax expense of $14.6 million related to the revaluation of our net deferred tax liability associated with our UK operations. The corporate tax rate in the UK will increase from 19.0% to 25.0% on April 1, 2023.
(2) Refer to Note 14 for additional information.
(3) Increase in EAETR for the three and nine months ended September 30, 2022, as compared to September 30, 2021, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, as well as an increase in foreign earnings deemed taxable in the U.S.
At September 30, 2022 and December 31, 2021, we had deferred tax assets of $9.2 million and $8.8 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2022, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
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
As of September 30, 2022, there has been no progress in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2021 Annual Report. As such, no changes to our reserve were made during this quarter. The full amount of the jury's verdict, $85.0 million, is accrued in Other liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2022. The amount of any liability we may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited)

Note 15: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales
Performance Materials	$144.9	$118.1	$415.7	$384.8
Performance Chemicals	337.1	258.7	869.0	670.7
Total net sales (1)	$482.0	$376.8	$1,284.7	$1,055.5

Segment EBITDA (2)
Performance Materials	$61.2	$56.4	$194.7	$191.4
Performance Chemicals	77.0	63.1	183.6	151.2
Total Segment EBITDA (2)	$138.2	$119.5	$378.3	$342.6
Interest expense, net	(11.5)	(11.6)	(37.3)	(36.2)
(Provision) benefit for income taxes	(20.4)	4.8	(53.9)	(37.7)
Depreciation and amortization - Performance Materials	(8.9)	(8.9)	(26.7)	(26.9)
Depreciation and amortization - Performance Chemicals	(16.8)	(18.7)	(51.9)	(54.8)
Restructuring and other income (charges), net (3)	(3.3)	(4.1)	(10.6)	(12.3)
Acquisition and other-related costs (4)	(1.9)	(0.2)	(1.9)	(0.9)
Litigation verdict charge (5)	—	(85.0)	—	(85.0)
Net income (loss)	$75.4	$(4.2)	$196.0	$88.8
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
(3) Income (charges) for all periods presented relate to restructuring activity and costs associated with the business transformation initiative. For the three and nine months ended September 30, 2022, charges of $1.1 million and $3.7 million relate to the Performance Materials segment and charges of $2.2 million and $6.9 million relate to the Performance Chemicals segment, respectively. For the three and nine months ended September 30, 2021, charges of $1.1 million and $4.5 million relate to the Performance Materials segment and charges of $3.0 million and $7.8 million relate to the Performance Chemicals segment, respectively. For more detail on the charges incurred see Note 12.
(4) For the three and nine months ended September 30, 2022, all acquisition costs relate to the integration of the Ozark Materials business into our Performance Chemicals segment. For the three and nine months ended September 30, 2021, charges of zero and $0.2 million relate to the acquisition of a strategic investment in the Performance Materials segment and charges of $0.2 million and $0.7 million relate to the integration of the Perstorp Capa business into our Performance Chemicals segment, respectively.
(5) For the three and nine months ended September 30, 2021, litigation verdict charge relates to the Performance Materials segment. Refer to Note 14 for additional information.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2022
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share data	2022	2021	2022	2021
Net income (loss)	$75.4	$(4.2)	$196.0	$88.8

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.99	$(0.11)	$5.10	$2.22
Diluted earnings (loss) per share	1.98	(0.11)	5.06	2.21

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	37,839	39,537	38,451	39,993
Weighted average additional shares assuming conversion of potential common shares (1)	295	—	269	245
Shares - diluted basis (1)	38,134	39,537	38,720	40,238
_______________
(1) For the three months ended September 30, 2021, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Average number of potential common shares - antidilutive	209	375	204	200
Note 17: Subsequent Events
Ozark Materials Acquisition
On October 3, 2022, we completed our previously announced acquisition of Ozark Materials, LLC (“OM”), and Ozark Logistics, LLC (“OL” and, together with OM, “Ozark Materials”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”), by and among Ingevity, Ozark Materials and Ozark Holdings, Inc. (“Seller”). In accordance with the Purchase Agreement, we acquired from Seller, all of the issued and outstanding limited liability company membership interests of Ozark Materials for a purchase price of $325 million, subject to customary adjustments for working capital, indebtedness and transaction expenses (the "Acquisition"). We funded the Acquisition through a combination of borrowings under our existing credit facilities and cash on hand.
Ozark Materials is considered a business under business combinations accounting guidance, and therefore we will apply acquisition accounting to the Acquisition. Acquisition accounting requires, among other things, that acquired assets and assumed liabilities be recognized at their fair values as of the acquisition date. The net assets of the Acquisition will be recorded at the estimated fair values, primarily using Level 2 and Level 3 inputs. Our preliminary purchase price valuation is still in process and we will include the required details in our future filings once complete.

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
Ozark Materials
On October 3, 2022, we completed our previously announced acquisition of Ozark Materials, LLC (“OM”), and Ozark Logistics, LLC (“OL” and, together with OM, “Ozark Materials”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”), by and among Ingevity, Ozark Materials and Ozark Holdings, Inc. (“Seller”). Refer to Note 17 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q for more information.
Strategic Investment
During the third quarter of 2022, we acquired a strategic investment in a privately-held company for $60.0 million, which is accounted for under the measurement alternative method. There were no adjustments to the carrying value of the measurement alternative method investment for impairment or observable price changes for the period ended September 30, 2022. Refer to Note 4 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q for more information.
Net Investment Hedge
During the third quarter of 2022, we terminated our fixed-to-fixed cross currency interest rate swaps, accounted for as net investment hedges, and received proceeds of $14.7 million. Refer to Note 8 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q for more information.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$482.0	$376.8	$1,284.7	$1,055.5
Cost of sales	305.7	235.0	820.0	647.7
Gross profit	176.3	141.8	464.7	407.8
Selling, general, and administrative expenses	54.2	43.5	142.9	131.0
Research and technical expenses	7.6	6.8	23.1	19.3
Restructuring and other (income) charges, net	3.3	4.1	10.6	12.3
Acquisition-related costs	1.9	0.2	1.9	0.9
Other (income) expense, net	2.0	84.6	(1.0)	81.6
Interest expense, net	11.5	11.6	37.3	36.2
Income (loss) before income taxes	95.8	(9.0)	249.9	126.5
Provision (benefit) for income taxes	20.4	(4.8)	53.9	37.7
Net income (loss)	$75.4	$(4.2)	$196.0	$88.8
Net sales and Gross profit
The table below shows the 2022 Net sales and variances from 2021:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2022 vs. 2021	$376.8	26.9	87.6	(9.3)	$482.0
Nine months ended September 30, 2022 vs. 2021	$1,055.5	20.9	227.9	(19.6)	$1,284.7
Three Months Ended September 30, 2022 vs. 2021
The sales increase of $105.2 million in 2022 was driven by favorable pricing and sales composition (mix) of $87.6 million (23 percent) and favorable volume of $26.9 million (seven percent), partially offset by unfavorable foreign currency exchange of $9.3 million (two percent), driven by the strengthening of the U.S. dollar against the euro, Chinese renminbi and GBP.
Gross profit increase of $34.5 million was driven by favorable price/mix of $87.2 million, favorable sales volume of $16.2 million and favorable foreign currency exchange of $0.8 million, partially offset by increased manufacturing costs of $69.7 million due to raw material and energy cost inflationary pressures. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Nine Months Ended September 30, 2022 vs. 2021
The sales increase of $229.2 million in 2022 was driven by favorable price/mix of $227.9 million (22 percent) and higher sales volumes of $20.9 million (two percent), partially offset by unfavorable foreign currency exchange of $19.6 million (two percent), driven by the strengthening of the U.S. dollar against the euro, Chinese renminbi and GBP.
Gross profit increase of $56.9 million was driven by favorable price/mix improvement of $225.6 million and favorable sales volume of $13.2 million, partially offset by increased manufacturing costs of $179.3 million due to raw material and energy cost inflationary pressures and unfavorable foreign currency exchange of $2.6 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.

Selling, general and administrative expenses
Three Months Ended September 30, 2022 vs. 2021
Selling, general and administrative expenses ("SG&A") were $54.2 million (11.2 percent of Net sales) and $43.5 million (11.5 percent of Net sales) for the three months ended September 30, 2022 and 2021, respectively. The year over year increase of $10.7 million was primarily driven by increased travel and other miscellaneous costs of $5.8 million and increased employee-related costs of $8.8 million, slightly reduced by lower legal spending of $3.9 million. The decrease in SG&A as a percentage of Net sales was driven by higher sales.
Nine Months Ended September 30, 2022 vs. 2021
SG&A was $142.9 million (11.1 percent of Net sales) and $131.0 million (12.4 percent of Net sales) for the nine months ended September 30, 2022 and 2021, respectively. The year over year increase of $11.9 million was driven by increased employee-related costs of $7.6 million and increased travel and other miscellaneous costs of $11.7 million, slightly offset by reduced legal costs of $7.4 million. The decrease in SG&A as a percentage of Net sales was driven by higher sales.
Research and technical expenses
Three Months Ended September 30, 2022 vs. 2021
Research and technical expenses as a percentage of Net sales decreased to 1.6 percent from 1.8 percent for the three months ended September 30, 2022 and 2021, respectively.
Nine Months Ended September 30, 2022 vs. 2021
Research and technical expenses as a percentage of Net sales remained consistent period over period, at 1.8 percent and 1.8 percent for the nine months ended September 30, 2022 and 2021, respectively.
Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2022 vs. 2021
Restructuring and other (income) charges, net were $3.3 million and $10.6 million for the three and nine months ended September 30, 2022, respectively, and $4.1 million and $12.3 million for the three and nine months ended September 30, 2021, respectively. See Note 12 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q for more information.
Acquisition-related costs
Three and Nine Months Ended September 30, 2022 vs. 2021
Acquisition-related costs were $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022, all charges relate to the integration of the Ozark Materials business into our Performance Chemicals segment. For the three and nine months ended September 30, 2021, charges of zero and $0.2 million relate to the acquisition of a strategic investment in the Performance Materials segment, respectively, and charges of $0.2 million and $0.7 million relate to the integration of Perstorp Holding AB's caprolactone business into our Performance Chemicals segment, respectively.

Other (income) expense, net
Three and Nine Months Ended September 30, 2022 vs. 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Foreign currency exchange (income) loss	$1.2	$0.2	$1.6	$2.1
Litigation verdict charge (1)	—	85.0	—	85.0
Other (income) expense, net	0.8	(0.6)	(2.6)	(5.5)
Total Other (income) expense, net	$2.0	$84.6	$(1.0)	$81.6
_______________
(1) Refer to Note 14 within the Condensed Consolidated Financial Statements for more information.

Interest expense, net
Three and Nine Months Ended September 30, 2022 vs. 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Finance lease obligations	$1.8	$1.8	$5.5	$5.5
Revolving credit and term loan facilities (1)	5.4	2.0	11.5	6.2
Senior note (1)	5.6	9.1	27.5	27.5
Other interest (income) expense, net	(1.3)	(1.3)	(7.2)	(3.0)
Total Interest expense, net	$11.5	$11.6	$37.3	$36.2
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.
Provision (benefit) for income taxes
Three and Nine Months Ended September 30, 2022 vs. 2021
For the three months ended September 30, 2022 and 2021, our effective tax rate was 21.3 percent and 53.3 percent, respectively. Excluding discrete items, the effective tax rate was 21.0 percent and 20.4 percent, respectively. An explanation of the change in the effective tax rate is presented in Note 13 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q.
For the nine months ended September 30, 2022 and 2021, our effective tax rate was 21.6 percent and 29.8 percent, respectively. Excluding discrete items, the effective rate was 21.1 percent and 20.6 percent, respectively. An explanation of the change in the effective tax rate is presented in Note 13 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q.

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
Performance Materials

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Performance Materials - Net sales	$144.9	$118.1	$415.7	$384.8
Segment EBITDA	$61.2	$56.4	$194.7	$191.4
Quarterly Performance Summary
Our Performance Materials segment experienced robust automotive volume growth from improved semiconductor chip availability across all regions and China automobile production stimulus. Additionally, the segment also recognized volume improvement in process purification products and we were able to increase prices to capture more of the value of our highly differentiated carbon. Slightly offsetting these top line improvements was continued pressure on manufacturing costs from higher raw material input costs and higher logistic costs driven by inflation. The strengthening of the U.S. dollar against the Chinese renminbi and the euro created some headwinds when compared to the prior year quarter.
Net Sales Comparison of Three and Nine Months Ended September 30, 2022 and September 30, 2021:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2022 vs. 2021	$118.1	27.6	3.6	(4.4)	$144.9
Nine months ended September 30, 2022 vs. 2021	$384.8	26.6	10.8	(6.5)	$415.7
Three Months Ended September 30, 2022 vs. 2021
Segment net sales increase of $26.8 million in 2022 was driven by higher sales volumes of $27.6 million (23 percent) and favorable price/mix of $3.6 million (three percent), partially offset by unfavorable foreign currency exchange of $4.4 million (four percent).
Segment EBITDA increased $4.8 million due to higher sales volume of $16.6 million and favorable price/mix of $4.4 million, partially offset by higher manufacturing costs of $11.1 million, unfavorable foreign currency impacts of $2.7 million, and higher spending on SG&A and research and technical expenses of $2.4 million.
Nine Months Ended September 30, 2022 vs. 2021
Segment net sales increase of $30.9 million in 2022 was driven by higher sales volumes of $26.6 million (seven percent) and favorable price/mix of $10.8 million (three percent), partially offset by unfavorable foreign currency exchange of $6.5 million (two percent).
Segment EBITDA increased $3.3 million due to higher sales volumes of $14.4 million, favorable price/mix of $10.3 million, and lowering SG&A and research and technical expenses of $1.2 million, partially offset by higher manufacturing costs of $18.4 million and unfavorable foreign currency impacts of $4.2 million.

Performance Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net Sales
Pavement Technologies product line	$88.3	$73.2	$194.0	$162.4
Industrial Specialties product line	179.3	132.6	489.9	364.7
Engineered Polymers product line	69.5	52.9	185.1	143.6
Total Performance Chemicals - Net sales	$337.1	$258.7	$869.0	$670.7
Segment EBITDA	$77.0	$63.1	$183.6	$151.2
Quarterly Performance Summary
Our Performance Chemicals segment saw strong revenue growth versus the prior year’s quarter on continued price improvement and favorable mix upgrade to higher margin products. These price increases were necessary to keep pace with the increases related to energy, raw material, and logistic costs. The strengthening of the U.S. dollar against the euro and GBP created some headwinds on top line growth when compared to the prior year quarter.
Our Engineered Polymers business grew 31.4 percent as the business increased pricing to offset inflationary costs for raw materials, logistics, and particularly energy which has continued to rise throughout 2022. Volume improvement was driven by stronger sales in automotive applications and footwear and apparel, mainly in Asia and Europe. These positive volume improvements were slightly offset by a decline in the Americas where some polyurethane customers experienced availability issues with key raw materials.
Industrial Specialties sales increased 35.2 percent driven by price improvements with strong performance across all markets, particularly in oilfield and adhesives primary end-use markets. Price improvements were supplemented by a favorable mix shift to higher-value derivative products as volumes were negatively impacted by raw material availability.
Pavement Technologies sales increased 20.6 percent due primarily to improved volumes and price increases. Volume growth was driven by technology adoption and highway funding in the United States.
Net Sales Comparison of Three and Nine Months Ended September 30, 2022 and September 30, 2021:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended September 30, 2022 vs. 2021	$258.7	(0.7)	84.0	(4.9)	$337.1
Nine months ended September 30, 2022 vs. 2021	$670.7	(5.7)	217.1	(13.1)	$869.0
Three Months Ended September 30, 2022 vs. 2021
Segment net sales increase of $78.4 million reflects favorable pricing and product mix of $84.0 million (32 percent), driven by increases in Industrial Specialties ($62.9 million), Engineered Polymers ($16.3 million), and Pavement Technologies ($4.8 million). Unfavorable volume impacted Net sales by $0.7 million (zero percent), reflecting volume decreases in Industrial Specialties ($15.3 million), partially offset by increases in Pavement Technologies ($10.9 million) and Engineered Polymers ($3.7 million). Unfavorable foreign currency exchange impacted Net sales by $4.9 million (two percent).
Segment EBITDA increased by $13.9 million due to favorable pricing and product mix of $82.8 million and favorable foreign currency exchange of $2.9 million due to foreign currency denominated manufacturing costs, partially offset by higher manufacturing costs of $59.7 million, higher SG&A expenses of $11.7 million and a decrease in volume of $0.4 million.
Nine Months Ended September 30, 2022 vs. 2021
Segment net sales increase of $198.3 million was driven by favorable pricing and product mix of $217.1 million (32 percent), driven by increases in Industrial Specialties ($157.7 million), Engineered Polymers ($46.5 million), and Pavement Technologies ($12.9 million). Unfavorable volume impacted Net sales by $5.7 million (one percent), reflecting decreases in

Industrial Specialties ($30.2 million), offset partially by increases in Pavement Technologies ($20.2 million) and Engineered Polymers ($4.3 million). Unfavorable foreign currency exchange impacted Net sales by $13.1 million (two percent).
Segment EBITDA increased by $32.4 million due to favorable pricing and product mix of $215.3 million and favorable foreign currency exchange of $2.6 million, partially offset by higher manufacturing costs of $162.2 million, higher SG&A of $22.1 million and a decrease in volume of $1.2 million.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net income (loss) (GAAP)	$75.4	$(4.2)	$196.0	$88.8
Interest expense, net	11.5	11.6	37.3	36.2
Provision (benefit) for income taxes	20.4	(4.8)	53.9	37.7
Depreciation and amortization - Performance Materials	8.9	8.9	26.7	26.9
Depreciation and amortization - Performance Chemicals	16.8	18.7	51.9	54.8
Restructuring and other (income) charges, net	3.3	4.1	10.6	12.3
Acquisition and other-related costs	1.9	0.2	1.9	0.9
Litigation verdict charge	—	85.0	—	85.0
Adjusted EBITDA (Non-GAAP)	$138.2	$119.5	$378.3	$342.6
Adjusted EBITDA
Three and Nine Months Ended September 30, 2022 vs. 2021
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
Adjusted EBITDA is expected to grow versus 2021 mainly driven by our Performance Chemicals segment, where continued profitable growth in all businesses is expected to be partially offset by inflationary costs of energy, logistics, and primary raw materials. Additionally, we expect our Performance Materials segment results to be similar to 2021 as U.S., Chinese, Canadian, and European vehicle production continues to be negatively impacted by global supply chain disruption. These assumptions assume that 2022 will continue to be impacted by global logistical headwinds, geopolitical uncertainty, significant cost inflation, and supply chain disruptions.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2022, our undrawn capacity under our revolving credit facility was $488.7 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit, redeem all or part of our outstanding senior note, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $72.3 million at September 30, 2022. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2022, included $57.9 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal and state income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Other Potential Liquidity Needs
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock (the "2022 Authorization"), and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three and nine months ended September 30, 2022, we repurchased $49.3 million and $139.2 million in common stock, representing 697,523 and 2,027,206 shares of our common stock at a weighted average cost per share of $70.75 and $68.68, respectively. At September 30, 2022, $450.7 million remained unused under our 2022 Authorization.
During the three and nine months ended September 30, 2021, we repurchased $32.2 million and $100.3 million in common stock, representing 414,501 and 1,298,167 shares of our common stock at a weighted average cost per share of $77.77 and $77.25, respectively.
Capital Expenditures
Projected 2022 capital expenditures are $130 - $150 million. We have no material commitments associated with these projected capital expenditures as of September 30, 2022.

Cash flow comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
In millions	2022	2021
Net cash provided by (used in) operating activities	$214.9	$217.0
Net cash provided by (used in) investing activities	(144.7)	(83.4)
Net cash provided by (used in) financing activities	(264.9)	(120.3)
Cash flows provided by (used in) operating activities
During the nine months ended September 30, 2022, cash flow provided by operations remained relatively consistent when compared to the prior year period. Although net income increased more than $107 million in 2022 when compared to the prior year period, this increase was offset by an increase in trade working capital, less cash and cash equivalent of almost $102 million. Below provides a description of the changes to trade working capital during the first nine months of 2022 (i.e. current assets and current liabilities).
Current Assets and Liabilities

In millions	September 30, 2022	December 31, 2021
Cash and cash equivalents	$72.3	$275.4
Accounts receivable, net	248.4	161.7
Inventories, net	281.8	241.2
Prepaid and other current assets	42.6	46.6
Total current assets	$645.1	$724.9
Current assets, less cash and cash equivalents as of September 30, 2022, increased $123.3 million compared to December 31, 2021. Accounts receivable, net increased $86.7 million due to strong sales and higher selling prices and Inventories, net increased $40.6 million driven by inflationary cost pressures on both input logistic costs as well as higher pricing on raw materials purchases.

In millions	September 30, 2022	December 31, 2021
Accounts payable	$164.6	$125.8
Accrued expenses	56.9	51.7
Accrued payroll and employee benefits	44.7	48.2
Current operating lease liabilities	16.4	17.4
Notes payable and current maturities of long-term debt	0.9	19.6
Income taxes payable	6.8	6.2
Total current liabilities	$290.3	$268.9
Current liabilities as of September 30, 2022, increased by $21.4 million compared to December 31, 2021, due to higher Accounts payable of $38.8 million driven primarily from inflationary cost pressures which resulted in higher input costs and therefore large payable balances. The larger Accounts payable balance was partially offset by decreases in Notes payable and current maturities of long-term debt of $18.7 million and Accrued payroll and employee benefits of $3.5 million.
Cash flows provided by (used in) investing activities
Cash used by investing activities in the nine months ended September 30, 2022 and September 30, 2021 was $144.7 million and $83.4 million, primarily driven by capital expenditures. In the nine months ended September 30, 2022 and 2021, we acquired strategic investments in privately-held companies for $62.8 million and $16.5 million, respectively.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2022	2021
Maintenance	$45.9	$29.9
Safety, health and environment	10.7	8.7
Growth and cost improvement	36.7	27.8
Total capital expenditures	$93.3	$66.4
Cash flows provided by (used in) financing activities
Cash used in financing activities in the nine months ended September 30, 2022, was $264.9 million. Utilizing excess cash provided by operations we paid down outstanding debt in the amount of $119.1 million and were opportunistic with our share repurchases during the year repurchasing over 2 million shares for a total of $139.2 million.
Cash used in financing activities in the nine months ended September 30, 2021 was $120.3 million and was primarily driven by the repurchase of common stock of $100.3 million, and payments on long-term borrowings of $18.8 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 23 percent of our net sales in the first nine months of 2022. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2022, would have decreased our net sales and income before interest and income taxes by approximately $15.0 million or one percent, and $5.9 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2021, would have decreased our net sales and income before interest and income taxes by approximately $15.6 million or two percent, and $6.9 million or five percent, respectively.

Interest rate risk
As of September 30, 2022, approximately $509 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2022 would have increased our interest expense by approximately $5.1 million or 10 percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings as of September 30, 2021 would have increased our interest expense by approximately $3.3 million or seven percent.
During the year, we had floating-to-fixed interest rate swaps with a combined notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. Per the terms of these instruments, we received floating rate interest payments based upon three-month U.S. dollar LIBOR and in return were obligated to pay interest at a fixed rate of 3.79 percent until July 2023. Due to the repayment of our term loan (refer to Note 9 to the Condensed Consolidated Financial Statements included within Part I. Item 1 of this Form 10-Q for more information), during the second quarter of 2022, we terminated these interest rate swap instruments. Upon termination of the interest rate swap instruments, we reclassified a $1.7 million gain from AOCI into Interest expense, net on the condensed consolidated statement of operations. The fair value of outstanding interest rate instruments at September 30, 2022 and December 31, 2021 was an asset (liability) of zero and $(4.0) million, respectively.
Other market risks
Information about our other remaining market risks for the period ended September 30, 2022 does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2021 Annual Report.
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
As of September 30, 2022, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
b)    Changes in Internal Control over Financial Reporting
There has been no change in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.
We are implementing a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The implementation began with our pilot deployment in the first quarter of 2022 and is expected to occur in multiple phases over the next year. Currently, we have had no changes in our internal controls over financial reporting with respect to this implementation, however, as the implementation progresses, we will give appropriate consideration to whether any process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

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
There have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2021 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2022	—	$—	—	$500,000,000
August 1-31, 2022	304,064	$72.81	304,064	$477,860,691
September 1-30, 2022	393,459	$69.16	393,459	$450,648,949
Total	697,523		697,523
_______________
(1) On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior Authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
2.1*†
Equity Purchase Agreement, dated July 31, 2022, by and among Ingevity Corporation, Ozark Holdings, Inc., Ozark Materials, LLC and Ozark Logistics, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

10.1*†
Transaction Support Agreement, dated July 31, 2022, by and among Ingevity Corporation, William H. Carr, Jerry N. Carr, Leon M. Gross, III, Ozark Holdings, Inc. and each of the other entities that are signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

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
______________
*Incorporated by reference

† Indicates that certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ MARY DEAN HALL
Mary Dean Hall
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: November 3, 2022