Form 10-Q
period 2023-03-31
Ingevity Corp
filed 2023-05-04
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,331,180 shares of common stock, $0.01 par value, outstanding at May 1, 2023.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2023	2022
Net sales	$392.6	$382.8
Cost of sales	262.2	245.0
Gross profit	130.4	137.8
Selling, general, and administrative expenses	48.6	40.0
Research and technical expenses	8.8	7.3
Restructuring and other (income) charges, net	5.6	3.6
Acquisition-related costs	1.9	—
Other (income) expense, net	(18.2)	(1.4)
Interest expense, net	19.6	10.7
Income (loss) before income taxes	64.1	77.6
Provision (benefit) for income taxes	13.4	16.8
Net income (loss)	$50.7	$60.8

Per share data
Basic earnings (loss) per share	$1.36	$1.56
Diluted earnings (loss) per share	1.35	1.55

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Net income (loss)	$50.7	$60.8
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	10.5	(16.6)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of zero and $0.4	—	1.3
Total foreign currency adjustments, net of tax provision (benefit) of zero and $0.4	10.5	(15.3)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.7) and $2.0	(2.3)	6.3
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.1) and $(0.4)	(0.2)	(1.1)
Total derivative instruments, net of tax provision (benefit) of $(0.8) and $1.6	(2.5)	5.2
Other comprehensive income (loss), net of tax provision (benefit) of $(0.8) and $2.0	8.0	(10.1)
Comprehensive income (loss)	$58.7	$50.7

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$77.9	$76.7
Accounts receivable, net of allowance for credit losses of $0.5 - 2023 and $0.5 - 2022	240.4	224.8
Inventories, net	361.4	335.0
Prepaid and other current assets	36.6	42.5
Current assets	716.3	679.0
Property, plant, and equipment, net	804.6	798.6
Operating lease assets, net	56.3	56.6
Goodwill	522.0	518.5
Other intangibles, net	398.7	404.8
Deferred income taxes	7.4	5.7
Restricted investment, net of allowance for credit losses of $0.4 - 2023 and $0.6 - 2022	78.8	78.0
Strategic investments	98.9	109.8
Other assets	89.2	85.5
Total Assets	$2,772.2	$2,736.5
Liabilities
Accounts payable	$173.9	$174.8
Accrued expenses	54.6	54.4
Accrued payroll and employee benefits	21.7	53.3
Current operating lease liabilities	16.3	16.5
Notes payable and current maturities of long-term debt	0.9	0.9
Income taxes payable	11.4	3.6
Current liabilities	278.8	303.5
Long-term debt including finance lease obligations	1,502.5	1,472.5
Noncurrent operating lease liabilities	40.5	40.8
Deferred income taxes	107.5	106.5
Other liabilities	117.2	114.9
Total Liabilities	2,046.5	2,038.2
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2023 and 2022)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,408,407 - 2023 and 43,228,172 - 2022; outstanding: 36,989,048 - 2023 and 37,298,989 - 2022)	0.4	0.4
Additional paid-in capital	158.9	153.0
Retained earnings	1,058.4	1,007.7
Accumulated other comprehensive income (loss)	(38.8)	(46.8)
Treasury stock, common stock, at cost (6,419,359 shares - 2023 and 5,929,183 shares - 2022)	(453.2)	(416.0)
Total Equity	725.7	698.3
Total Liabilities and Equity	$2,772.2	$2,736.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2023	2022
Cash provided by (used in) operating activities:
Net income (loss)	$50.7	$60.8
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	31.1	27.1
Non cash operating lease costs	4.3	4.6
Deferred income taxes	(0.9)	1.4
LIFO reserve	22.3	10.7
Share-based compensation	4.0	3.0
Gain on sale of strategic investment	(19.2)	—
Other non-cash items	4.7	1.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14.0)	(46.1)
Inventories, net	(48.1)	(30.4)
Prepaid and other current assets	5.2	(1.0)
Accounts payable	(0.8)	7.7
Accrued expenses	(2.7)	3.3
Accrued payroll and employee benefits	(31.7)	(25.8)
Income taxes	9.5	11.2
Operating leases	(5.2)	(5.4)
Changes in other operating assets and liabilities, net	(4.0)	1.4
Net cash provided by (used in) operating activities	$5.2	$24.3
Cash provided by (used in) investing activities:
Capital expenditures	$(25.4)	$(27.6)
Proceeds from sale of strategic investment	31.4	—
Other investing activities, net	(4.1)	(2.6)
Net cash provided by (used in) investing activities	$1.9	$(30.2)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$90.3	$—
Payments on revolving credit facility	(60.3)	—
Payments on long-term borrowings	—	(4.7)
Finance lease obligations, net	(0.3)	(0.2)
Tax payments related to withholdings on vested equity awards	(4.5)	(1.8)
Proceeds and withholdings from share-based compensation plans, net	2.6	0.8
Repurchases of common stock under publicly announced plan	(33.4)	(40.4)
Net cash provided by (used in) financing activities	$(5.6)	$(46.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	1.5	(52.2)
Effect of exchange rate changes on cash	(0.4)	(0.7)
Change in cash, cash equivalents, and restricted cash	1.1	(52.9)
Cash, cash equivalents, and restricted cash at beginning of period	77.3	276.1
Cash, cash equivalents, and restricted cash at end of period(1)	$78.4	$223.2

(1)
Includes restricted cash of $0.5 million and $0.6 million and cash and cash equivalents of $77.9 million and $222.6 million at March 31, 2023 and 2022, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$15.3	$11.0
Cash paid for income taxes, net of refunds	4.7	3.5
Purchases of property, plant, and equipment in accounts payable	4.3	5.3
Leased assets obtained in exchange for new operating lease liabilities	3.9	2.9
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the Company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a team of talented and experienced people, we develop, manufacture, and bring to market solutions that help customers solve complex problems and make the world more sustainable. During the first quarter of 2023, we realigned our segment reporting structure to increase transparency for our investors and better align with how our chief operating decision maker intends to measure segment operating performance and allocate resources across our operating segments. We separated our February 2019 acquisition, engineered polymers, from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. This reportable segment change also resulted in our Performance Chemicals reporting unit for goodwill being split into two separate reporting units for the purposes of goodwill impairment testing.
We operate in three reportable segments: Performance Chemicals, which includes specialty chemicals and pavement technologies; Advanced Polymer Technologies, which includes biodegradable plastics and polyurethane materials; and Performance Materials, which includes activated carbon. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, publication inks, oil exploration and production and automotive components that reduce gasoline vapor emissions.
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the Company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020, collectively referred to as the “Annual Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated results for the interim periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended March 31,
In millions	2023	2022
Performance Materials segment	$141.4	$148.4
Performance Chemicals segment	$185.6	$172.6
Pavement Technologies product line	45.8	27.9
Industrial Specialties product line	139.8	144.7
Advanced Polymer Technologies segment	$65.6	$61.8
Net sales	$392.6	$382.8
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2023	2022
North America	$234.7	$212.6
Asia Pacific	85.7	97.6
Europe, Middle East, and Africa	62.7	62.7
South America	9.5	9.9
Net sales	$392.6	$382.8
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

	Contract Asset
	March 31,
In millions	2023	2022
Beginning balance	$6.4	$5.3
Contract asset additions	3.9	3.8
Reclassification to accounts receivable, billed to customers	(4.1)	(3.1)
Ending balance (1)	$6.2	$6.0
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2023
Assets:
Deferred compensation plan investments (4)	$1.5	$—	$—	$1.5
Total assets	$1.5	$—	$—	$1.5
Liabilities:
Deferred compensation arrangement (4)	$14.6	$—	$—	$14.6
Total liabilities	$14.6	$—	$—	$14.6
December 31, 2022
Assets:
Deferred compensation plan investments (4)	$1.1	$—	$—	$1.1
Total assets	$1.1	$—	$—	$1.1
Liabilities:
Deferred compensation arrangement (4)	$12.5	$—	$—	$12.5
Total liabilities	$12.5	$—	$—	$12.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $13.8 million and $13.3 million at March 31, 2023 and December 31, 2022, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheet during the quarters ended March 31, 2023, and December 31, 2022.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.7 million and $28.2 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, we sold a strategic equity method investment for $31.4 million, resulting in a $19.2 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statement of operations. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended March 31, 2023 and December 31, 2022.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $83.2 million and $80.8 million at March 31, 2023 and December 31, 2022, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the periods ended March 31, 2023 and December 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Restricted Investment
At March 31, 2023 and December 31, 2022, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $78.8 million and $78.0 million, net of an allowance for credit losses of $0.4 million and $0.6 million, and included cash of $7.7 million and $7.0 million, respectively. The fair value at March 31, 2023 and December 31, 2022 was $76.4 million and $74.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
March 31, 2023	$13.4	—	10.4	13.2	14.1	20.4	$71.5
December 31, 2022	$13.4	—	10.5	13.2	14.1	20.4	$71.6
Debt and Finance Lease Obligations
At March 31, 2023 and December 31, 2022, the carrying value of finance lease obligations was $101.6 million and $101.9 million, respectively, and the fair value was $106.8 million and $106.2 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $858.0 million and $828.0 million as of March 31, 2023 and December 31, 2022, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At March 31, 2023 and December 31, 2022, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $478.9 million and $471.8 million, respectively, based on Level 2 inputs.

Note 5: Inventories, net

In millions	March 31, 2023	December 31, 2022
Raw materials	$111.8	$106.7
Production materials, stores, and supplies	28.9	27.9
Finished and in-process goods	270.8	228.2
Subtotal	$411.5	$362.8
Less: LIFO reserve	(50.1)	(27.8)
Inventories, net	$361.4	$335.0

Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2023	December 31, 2022
Machinery and equipment	$1,177.9	$1,162.7
Buildings and leasehold improvements	204.2	200.9
Land and land improvements	25.2	24.9
Construction in progress	127.7	120.9
Total cost	$1,535.0	$1,509.4
Less: accumulated depreciation	(730.4)	(710.8)
Property, plant, and equipment, net	$804.6	$798.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill
As described in Note 1, we reorganized our segment reporting structure to increase transparency for our investors and better align with the markets and customers we serve through each of our segments. This structure is also consistent with the manner in which information is presently used internally by our chief operating decision maker to evaluate performance and make resource allocation decisions. This reportable segment change impacted the identification of reporting units, which are at the level of operating segment or lower, resulting in two reporting units (Performance Chemicals and Advanced Polymer Technologies).
We have reallocated goodwill as of January 1, 2023 to align to our new reporting unit structure by using a relative fair value approach and tested goodwill for impairment immediately before and after the realignment; no impairment was identified.

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2022	$4.3	$514.2	$—	$518.5
Segment change reallocation	—	(165.0)	165.0	—
Foreign currency translation	—	—	3.5	3.5
March 31, 2023	$4.3	$349.2	$168.5	$522.0

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2022	$388.5	$89.2	$88.5	$566.2
Foreign currency translation	3.1	1.3	1.3	5.7
March 31, 2023	$391.6	$90.5	$89.8	$571.9
Accumulated Amortization
December 31, 2022	$(113.8)	$(23.9)	$(23.7)	$(161.4)
Amortization	(6.6)	(1.4)	(2.3)	(10.3)
Foreign currency translation	(0.7)	(0.3)	(0.5)	(1.5)
March 31, 2023	$(121.1)	$(25.6)	$(26.5)	$(173.2)
Other intangibles, net	$270.5	$64.9	$63.3	$398.7
_______________
(1) Represents trademarks, trade names, and know-how.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	March 31, 2023	December 31, 2022
Performance Materials	$1.6	$1.7
Performance Chemicals	192.2	198.0
Advanced Polymer Technologies	204.9	205.1
Other intangibles, net	$398.7	$404.8
Amortization expense related to our intangible assets is included in Selling, general and administrative expenses on the condensed consolidated statement of operations. During the three months ended March 31, 2023 and 2022, we recognized amortization expense of $10.3 million and $8.1 million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $31.2 million for the remainder of 2023, 2024 - $41.1 million, 2025 - $40.9 million, 2026 - $40.2 million, and 2027 - $40.2 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Net Investment Hedges
In the third quarter of 2022, we terminated our fixed-to-fixed cross-currency interest rate swaps, accounted for as net investment hedges. During the three months ended March 31, 2023 and 2022, we recognized net interest income associated with this financial instrument of zero and $0.2 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of March 31, 2023, there were $14.1 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of $(0.7) million and $(0.5) million at March 31, 2023 and December 31, 2022, respectively.
Commodity Price Risk Management
As of March 31, 2023, we had 1.6 million and 0.4 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2023, open commodity contracts hedge forecasted transactions until March 2024. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2023 and December 31, 2022, was a net asset (liability) of $(2.8) million and $(1.6) million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Interest Rate Risk Management
During 2022, we had floating-to-fixed interest rate swaps effectively converting a portion of our floating rate debt to a fixed rate. In the second quarter of 2022, we terminated the interest rate swap instruments.
Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended March 31,
	2023	2022	2023	2022
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$0.5	$(0.2)	$0.2	Net sales
Natural gas contracts	(2.9)	4.1	0.5	1.3	Cost of sales
Interest rate swap contracts	—	3.7	—	—	Interest expense, net
Total	$(3.0)	$8.3	$0.3	$1.5

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
	2023	2022	2023	2022
Net investment hedging derivative
Currency exchange contracts (1)	$—	$1.7	$—	$—	Interest expense, net
Total	$—	$1.7	$—	$—
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $5.0 million of net gains from AOCI to income, before taxes.
Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2023, or December 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

	March 31, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.9	$—	$0.9
Total assets	$—	$0.9	$—	$0.9
Liabilities:
Currency exchange contracts(5)	$—	$1.6	$—	$1.6
Natural gas contracts (5)	—	2.8	—	2.8
Total liabilities	$—	$4.4	$—	$4.4

	December 31, 2022
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:
Natural gas contracts (5)	$—	$1.6	$—	$1.6
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$2.1	$—	$2.1
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	March 31, 2023	December 31, 2022
Revolving Credit Facility and other lines of credit (1)	$858.0	$828.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations	101.6	101.9
Total debt including finance lease obligations	$1,509.6	$1,479.9
Less: debt issuance costs	6.2	6.5
Total debt, including finance lease obligations, net of debt issuance costs	$1,503.4	$1,473.4
Less: debt maturing within one year (2)	0.9	0.9
Long-term debt including finance lease obligations	$1,502.5	$1,472.5
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.3 million and $2.3 million and available funds under the facility were $139.7 million and $169.7 million at March 31, 2023 and December 31, 2022, respectively.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of March 31, 2023.
The credit agreements governing our revolving credit facility contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended March 31, 2023 was 2.6, and our actual interest coverage for the four consecutive quarters ended March 31, 2023 was 8.9. We were in compliance with all covenants under the credit agreement at March 31, 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	50.7	—	—	50.7
Other comprehensive income (loss)	—	—	—	—	8.0	—	8.0
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	41	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.5)	(4.5)
Share repurchase program	—	—	—	—	—	(33.4)	(33.4)
Share-based compensation plans	—	—	3.7	—	—	0.7	4.4
Balance at March 31, 2023	43,408	$0.4	$158.9	$1,058.4	$(38.8)	$(453.2)	$725.7

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2021	43,102	$0.4	$136.3	$796.1	$13.1	$(272.1)	$673.8
Net income (loss)	—	—	—	60.8	—	—	60.8
Other comprehensive income (loss)	—	—	—	—	(10.1)	—	(10.1)
Common stock issued	42	—	—	—	—	—	—
Exercise of stock options, net	36	—	0.4	—	—	—	0.4
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.8)	(1.8)
Share repurchase program	—	—	—	—	—	(40.4)	(40.4)
Share-based compensation plans	—	—	2.9	—	—	0.5	3.4
Balance at March 31, 2022	43,180	$0.4	$139.6	$856.9	$3.0	$(313.8)	$686.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2023	2022
Foreign currency translation
Beginning balance	$(45.8)	$18.4
Net gains (losses) on foreign currency translation	10.5	(16.6)
Gains (losses) on net investment hedges	—	1.7
Less: tax provision (benefit)	—	0.4
Net gains (losses) on net investment hedges	—	1.3
Other comprehensive income (loss), net of tax	10.5	(15.3)
Ending balance	$(35.3)	$3.1

Derivative instruments
Beginning balance	$(1.4)	$(2.1)
Gains (losses) on derivative instruments	(3.0)	8.3
Less: tax provision (benefit)	(0.7)	2.0
Net gains (losses) on derivative instruments	(2.3)	6.3
(Gains) losses reclassified to net income	(0.3)	(1.5)
Less: tax (provision) benefit	(0.1)	(0.4)
Net (gains) losses reclassified to net income	(0.2)	(1.1)
Other comprehensive income (loss), net of tax	(2.5)	5.2
Ending balance	$(3.9)	$3.1

Pension and other postretirement benefits
Beginning balance	$0.4	$(3.2)
Other comprehensive income (loss), net of tax	—	—
Ending balance	$0.4	$(3.2)

Total AOCI ending balance at March 31	$(38.8)	$3.0

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2023	2022
Derivative instruments
Currency exchange contracts (1)	$(0.2)	$0.2
Natural gas contracts (2)	0.5	1.3
Total before tax	0.3	1.5
(Provision) benefit for income taxes	(0.1)	(0.4)
Amount included in net income (loss)	$0.2	$1.1
______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500 million of our common stock, and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2023 and 2022, we repurchased $33.4 million, inclusive of $0.2 million in excise tax, and $40.4 million in common stock, representing 449,475 and 610,447 shares of our common stock at a weighted average cost per share of $73.86 and $66.26, respectively. At March 31, 2023, $411.5 million remained unused under our Board-authorized repurchase program.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2023	2022
Severance and other employee-related costs(1)	$3.0	$—
Other(2)	0.1	—
Restructuring charges	3.1	—

Business transformation costs	2.5	3.6
Other (income) charges, net	2.5	3.6

Total restructuring and other (income) charges, net	$5.6	$3.6
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents other miscellaneous exit costs.

Restructuring Charges
During the quarter, we initiated a reorganization to streamline certain functions and reduce ongoing costs. As a result, we recorded $3.0 million in severance and other employee-related costs for the three months ended March 31, 2023.
Restructuring Reserves
Restructuring reserves which are included within Accrued expenses on the consolidated balance sheets were $0.6 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Other (income) charges, net
Business transformation costs
In 2020, we embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. This new ERP system will equip our employees with standardized processes and secure integrated technology that enable us to better understand and meet our customers' needs and compete in the marketplace. The implementation of our new ERP occurred in multiple phases beginning with our pilot deployment which occurred during the first quarter of 2022 and concluded with our final deployment in the first quarter of 2023. Costs incurred, during the three months ended March 31, 2023 and 2022, of $2.5 million and $3.6 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. Over the course of this initiative, which we expect to complete in 2023, we anticipate incurring approximately $90-95 million of total costs, including $5-6 million during the remainder of 2023, and $45-50 million of non-capitalizable costs.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	20.9%	21.6%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2023			2022
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$64.1	$13.4	20.9%	$77.6	$16.8	21.6%
Discrete items:
Restructuring and other (income) charges, net (1)	3.0	0.7		—	—
Sale of strategic investment (2)	(19.2)	(4.5)		—	—
Other tax only discrete items	—	1.3		—	(0.7)
Total discrete items	(16.2)	(2.5)		—	(0.7)
Consolidated operations, before discrete items	$47.9	$10.9		$77.6	$16.1
EAETR (3)			22.8%			20.7%
_______________
(1) See Note 11 for further information.
(2) See Note 4 for further information.
(3) Increase in EAETR for the three months ended March 31, 2023, as compared to March 31, 2022, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, an increase in the foreign earnings deemed taxable in the U.S., and the corporate tax rate in the UK increasing from 19% to 25% on April 1, 2023.
At March 31, 2023 and December 31, 2022, we had deferred tax assets of $9.5 million and $9.2 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2023, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Note 13: Commitments and Contingencies
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
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million when the court enters judgment. In addition, BASF may seek pre- and post-judgment interest and attorneys’ fees and costs in amounts that they will have to support at a future date.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

We disagree with the verdict, including the court’s application of the law, and we intend to seek judgment as a matter of law in the Delaware Proceeding post-trial briefing stage and on appeal, if necessary. In addition, we intend to challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to 30 months.
As of March 31, 2023, there has been no progress in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2022 Annual Report. As such, no changes to our reserve were made during this quarter. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheet as of March 31, 2023. The amount of any liability we may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 14: Segment Information
Segment change
As described in Note 1, effective in the first quarter of 2023, we separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. We have recast the data below to reflect the changes in our reportable segments to conform to the current year presentation.

	Three Months Ended March 31,
In millions	2023	2022
Net sales
Performance Materials	$141.4	$148.4
Performance Chemicals	185.6	172.6
Advanced Polymer Technologies	65.6	61.8
Total net sales (1)	$392.6	$382.8

Segment EBITDA (2)
Performance Materials	$69.8	$77.9
Performance Chemicals	20.3	30.8
Advanced Polymer Technologies	13.8	10.3
Total Segment EBITDA (2)	$103.9	$119.0
Interest expense, net	(19.6)	(10.7)
(Provision) benefit for income taxes	(13.4)	(16.8)
Depreciation and amortization - Performance Materials	(10.0)	(9.0)
Depreciation and amortization - Performance Chemicals	(13.8)	(10.2)
Depreciation and amortization - Advanced Polymer Technologies	(7.3)	(7.9)
Restructuring and other income (charges), net (3)	(5.6)	(3.6)
Acquisition and other-related costs (4)	(2.7)	—
Gain on sale of strategic investment (5)	19.2	—
Net income (loss)	$50.7	$60.8
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other related costs, litigation verdict charges, (losses) and gains from the sale of strategic investments, and pension and postretirement settlement and curtailment (income) charges, net.
(3) For the three months ended March 31, 2023, charges of $1.7 million relate to the Performance Materials segment, charges of $3.1 million relate to the Performance Chemicals segment, and charges of $0.8 million relate to the Advanced Polymer Technologies segment. For the three months ended March 31, 2022, charges of $1.3 million relate to the Performance Materials segment, charges of $1.8 million relate to the Performance Chemicals segment, and charges of $0.5 million relate to the Advanced Polymer Technologies segment. For more detail on the charges incurred see Note 11.
(4) For the three months ended March 31, 2023, all charges relate to the acquisition and integration of Ozark Materials into the Performance Chemicals segment. For more detail see Note 16.
(5) For the three months ended March 31, 2023, gain on sale of strategic investment relates to the Performance Materials segment. For more detail see Note 4.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

Note 15: Earnings (Loss) per Share
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

	Three Months Ended March 31,
In millions, except share and per share data	2023	2022
Net income (loss)	$50.7	$60.8

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$1.36	$1.56
Diluted earnings (loss) per share	1.35	1.55

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	37,169	39,010
Weighted average additional shares assuming conversion of potential common shares	377	254
Shares - diluted basis	37,546	39,264
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2023	2022
Average number of potential common shares - antidilutive	182	255
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
The Acquisition is not considered significant to our condensed consolidated financial statements for the three months March 31, 2023; therefore, proforma results of operations have not been presented.
Preliminary Purchase Price Allocation
Ozark Materials is considered an acquisition of a business under business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. See Note 4 for an additional explanation of Level 2 and Level 3 inputs.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

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
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.8 million, of which $0.9 million was expensed in the three months ended March 31, 2023. The expense is included within "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(2) The aggregate amortization expense was $2.7 million for the three months ended March 31, 2023. Estimated amortization expense is as follows: $8.2 million for the remainder of 2023, 2024 - $10.9 million, 2025 - $10.7 million, 2026 - $10.0 million, and 2027 - $10.0 million.
(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes. This acquired goodwill has been included within our Performance Chemicals reporting unit. See Note 7 for further information regarding our allocation of goodwill among our reporting units.
Acquisition and other-related costs
Costs incurred to complete and integrate acquisitions and other strategic investments are expensed as incurred on our consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended March 31,
In millions	2023	2022
Legal and professional service fees	$1.9	$—
Acquisition-related costs	1.9	—
Inventory fair value step-up amortization (1)	0.8	—
Acquisition and other-related costs	$2.7	$—
_______________
(1) Included within "Cost of sales" on the consolidated statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity Corporation's (“Ingevity,” “the company,” “we,” “us,” or “our”) financial condition and results of operations (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity’s consolidated financial statements as of and for the year ended December 31, 2022 filed on February 28, 2023 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2022 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report on Form 10-Q involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2022 Annual Report.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2022 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
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
•from time to time, we are and may be engaged in legal actions associated with our intellectual property rights;
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
Overview
Ingevity is a leading global manufacturer of specialty chemicals and high performance activated carbon materials. We provide innovative solutions to meet our customers’ unique and demanding requirements through proprietary formulated products. We report in three reportable segments, Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
Recent Developments
Segment Change
During the first quarter of 2023, we realigned our segment reporting structure to increase transparency for our investors and better align with how our chief operating decision maker intends to measure segment operating performance and allocate resources across our operating segments. Effective in the first quarter of 2023, we have separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. This reportable segment change has also resulted in our Performance Chemicals reporting unit for goodwill being split into two separate reporting units for the purposes of goodwill impairment testing. This reportable segment change has no impact on our consolidated operating results or the historical operating results of our Performance Materials operating segment.
Equity Method Investment
During the three months ended March 31, 2023, we sold a strategic equity method investment for $31.4 million, resulting in a $19.2 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statement of operations.

Restructuring Charges
During the quarter, we initiated a reorganization to streamline certain functions and reduce ongoing costs. As a result, we recorded $3.0 million in severance and other employee-related costs for the three months ended March 31, 2023.
Supply Agreements
On March 20, 2023, Ingevity and WestRock Shared Services, LLC and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (“WestRock”), entered into an amended and restated crude tall oil and black liquor soap skimmings agreement, which amends and restates that certain crude tall oil and black liquor soap skimmings agreement, dated as of January 1, 2016, by and between Ingevity and WestRock, as amended by that Amendment No.1 to Crude Tall Oil And Black Liquor Soap Skimmings Agreement, dated as of March 1, 2017, and Amendment No.2 to Crude Tall Oil And Black Liquor Soap Skimmings Agreement, dated as of November 3, 2020.
On March 21, 2023, Ingevity, Georgia-Pacific LLC, on behalf of itself and its subsidiaries (“Georgia-Pacific”), and GP Pine Chemicals LLC, a direct subsidiary of Georgia-Pacific LLC, entered into a Second Amendment to the Crude Tall Oil Supply Agreement, to amend certain terms of the Crude Tall Oil Supply Agreement, dated as of March 9, 2018, by and between Ingevity and Georgia-Pacific, as amended by that Amendment to the Crude Tall Oil Supply Agreement, dated as of May 1, 2020.
Results of Operations

	Three Months Ended March 31,
In millions	2023	2022
Net sales	$392.6	$382.8
Cost of sales	262.2	245.0
Gross profit	130.4	137.8
Selling, general, and administrative expenses	48.6	40.0
Research and technical expenses	8.8	7.3
Restructuring and other (income) charges, net	5.6	3.6
Acquisition-related costs	1.9	—
Other (income) expense, net	(18.2)	(1.4)
Interest expense, net	19.6	10.7
Income (loss) before income taxes	64.1	77.6
Provision (benefit) for income taxes	13.4	16.8
Net income (loss)	$50.7	$60.8
Net sales
The table below shows the 2023 Net sales and variances from 2022:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2023 vs. 2022	$382.8	(44.3)	58.8	(4.7)	$392.6
Three Months Ended March 31, 2023 vs. 2022
The sales increase of $9.8 million in 2023 was driven by favorable pricing and sales composition (mix) of $58.8 million (15 percent), partially offset by unfavorable volume decline in all of our segments, particularly in our industrial specialties product line within Performance Chemicals, for a combined impact of $44.3 million (12 percent) and unfavorable foreign currency exchange of $4.7 million (one percent).
Gross Profit
Gross profit decrease of $7.4 million was driven by increased manufacturing costs of $44.1 million due to raw material and energy cost inflationary pressures primarily experienced in our Performance Chemicals reportable segment, unfavorable sales volume of $20.6 million across all of our reportable segments, and unfavorable foreign currency exchange of $1.4 million, offset by favorable pricing and sales composition (mix) of $58.7 million primarily driven by our Performance Chemicals reportable segment. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended March 31, 2023 vs. 2022
Selling, general and administrative expenses ("SG&A") were $48.6 million (12 percent of Net sales) and $40.0 million (10 percent of Net sales) for the three months ended March 31, 2023 and 2022, respectively. The increase in SG&A as a percentage of Net sales was driven by higher employee-related costs of $5.4 million, increased amortization costs of $2.0 million primarily driven by the Ozark Materials acquisition, and increased travel and other miscellaneous costs of $1.2 million.
Research and technical expenses
Three Months Ended March 31, 2023 vs. 2022
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 2.2 percent from 1.9 percent for the three months ended March 31, 2023 and 2022, respectively.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2023 vs. 2022
Restructuring and other (income) charges, net were $5.6 million and $3.6 million for the three months ended March 31, 2023 and 2022, respectively. Severance and other employee-related costs increased $3.0 million and other restructuring charges increased $0.1 million, partially offset by a $1.1 million decrease related to our digital transformation initiative. See Note 11 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three Months Ended March 31, 2023 vs. 2022
Acquisition-related costs were $1.9 million and zero for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, all charges related to the integration of Ozark Materials into our Performance Chemicals segment. See Note 16 within the Condensed Consolidated Financial Statements for more information.

Other (income) expense, net
Three Months Ended March 31, 2023 vs. 2022

	Three Months Ended March 31,
In millions	2023	2022
Foreign currency exchange (income) loss	$0.3	$0.3
Gain on sale of strategic investment	(19.2)	—
Other (income) expense, net	0.7	(1.7)
Total Other (income) expense, net	$(18.2)	$(1.4)
Interest expense, net
Three Months Ended March 31, 2023 vs. 2022

	Three Months Ended March 31,
In millions	2023	2022
Finance lease obligations	$1.8	$1.8
Revolving credit and term loan facilities (1)	13.2	1.9
Senior notes (1)	5.6	9.2
Other interest (income) expense, net	(1.0)	(2.2)
Total Interest expense, net	$19.6	$10.7
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three Months Ended March 31, 2023 vs. 2022
For the three months ended March 31, 2023 and 2022, our effective tax rate was 20.9 percent and 21.6 percent, respectively. Excluding discrete items, the effective rate was 22.8 percent compared to 20.7 percent in the three months ended March 31, 2023 and 2022, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for all of Ingevity's segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, (losses) and gains from the sale of strategic investments, and pension and postretirement settlement and curtailment (income) charges.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2022 Annual Report.
Performance Materials
Performance Summary
Sales in our Performance Materials segment were lower this year compared to the previous year, mainly due to a slower-than-anticipated recovery in China which also impacted other parts of Asia-Pacific. This more than offset a strong performance in North America. The strengthening of the U.S. dollar against the Chinese renminbi and the euro also contributed to the pressure on first quarter sales when compared to prior year first quarter.
The lower sales translated to a decrease in first quarter segment EBITDA when compared to the prior year period. As a result of the slower than expected recovery in China, we had unplanned downtime at our China manufacturing facilities which also negatively impacted segment EBITDA.

In millions	Three Months Ended March 31,
	2023	2022
Total Performance Materials - Net sales	$141.4	$148.4
Segment EBITDA	$69.8	$77.9
Net Sales Comparison of Three Months Ended March 31, 2023 and March 31, 2022:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2023 vs. 2022	$148.4	(12.0)	8.2	(3.2)	$141.4
Three Months Ended March 31, 2023 vs. 2022
Segment net sales. The decrease of $7.0 million in 2023 was driven by volume decline of $12.0 million (eight percent) and unfavorable foreign currency exchange of $3.2 million (two percent). The decrease was partially offset by favorable sales composition (mix) and pricing of $8.2 million (six percent).
Segment EBITDA. The decrease of $8.1 million in 2023 was driven by the decline in sales as noted above, increased manufacturing costs of $8.9 million, a volume decline of $6.9 million, increased SG&A and research and technical expenses of $0.3 million, and unfavorable foreign currency exchange of $0.2 million. The decrease was partially offset by favorable sales composition (mix) and pricing of $8.2 million.

Performance Chemicals
Performance Summary
Sales in our Performance Chemicals segment increased compared to the prior year quarter, mainly due to higher pricing across the segment and the addition of the Ozark Materials road markings business. This was partially offset by lower volume in our industrial specialties product line. Segment EBITDA was lower primarily due to higher raw material costs, specifically CTO, lower capacity utilization and higher employee-related costs when compared to the prior year quarter.
Pavement technologies sales increased primarily due to the acquisition of Ozark Materials and growth of the legacy business outside of North America as a result of technology adoption.
Industrial specialties sales decrease was driven by volume declines primarily in adhesives, which were partially offset by price improvement across all end markets.

	Three Months Ended March 31,
In millions	2023	2022
Total Performance Chemicals - Net sales	$185.6	$172.6
Pavement Technologies product line	45.8	27.9
Industrial Specialties product line	139.8	144.7
Segment EBITDA	$20.3	$30.8
Net Sales Comparison of Three Months Ended March 31, 2023 and March 31, 2022:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2023 vs. 2022	$172.6	(25.6)	39.1	(0.5)	$185.6
Three Months Ended March 31, 2023 vs. 2022
Segment net sales. The increase of $13.0 million was driven by favorable sales composition (mix) and pricing of $39.1 million (23 percent), driven by increases in industrial specialties ($36.5 million) and pavement technologies ($2.6 million). This was partially offset by a volume decrease of $25.6 million (fifteen percent) driven primarily by industrial specialties ($41.1 million), and unfavorable foreign currency exchange impacted Net sales by $0.5 million (zero percent).
Segment EBITDA. The decrease of $10.5 million was driven by higher manufacturing costs of $30.9 million, volume decrease of $11.4 million, higher SG&A expenses of $7.1 million and unfavorable foreign currency exchange of $0.1 million. The decrease was partially offset by favorable sales composition (mix) and pricing of $39.0 million.

Advanced Polymer Technologies
Performance Summary
Our Advanced Polymer Technologies segment sales were above prior year first quarter due to higher prices across the segment and increased volume in North America, driven by strong automotive and bioplastics demand. This was partially offset by lower demand in Europe and customer destocking in Asia. Segment EBITDA growth was driven primarily by the higher sales pricing, partially offset by higher logistics costs.

In millions	Three Months Ended March 31,
	2023	2022
Total Advanced Polymer Technologies - Net sales	$65.6	$61.8
Segment EBITDA	$13.8	$10.3
Net Sales Comparison of Three Months Ended March 31, 2023 and March 31, 2022:

	Change vs. prior year
Advanced Polymer Technologies (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2023 vs. 2022	$61.8	(6.7)	11.5	(1.0)	$65.6
Three Months Ended March 31, 2023 vs. 2022
Segment net sales. The increase of $3.8 million in 2023 was driven by favorable sales composition (mix) and pricing of $11.5 million (19 percent), partially offset by volume decline of $6.7 million (11 percent), and unfavorable foreign currency exchange of $1.0 million (two percent).
Segment EBITDA. The increase of $3.5 million was driven by favorable sales composition (mix) and pricing of $11.5 million, partially offset by higher manufacturing costs of $3.6 million, volume decline of $2.3 million, increased SG&A and research and technical expenses of $1.7 million, and unfavorable foreign currency exchange of $0.4 million.
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
Adjusted EBITDA is defined as net income (loss) plus provision (benefit) for income taxes, interest expense, net, depreciation, amortization, restructuring and other (income) charges, net, acquisition and other-related costs, litigation verdict charges, (losses) and gains from the sale of strategic investments, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2023	2022
Net income (loss) (GAAP)	$50.7	$60.8
Interest expense, net	19.6	10.7
Provision (benefit) for income taxes	13.4	16.8
Depreciation and amortization - Performance Materials	10.0	9.0
Depreciation and amortization - Performance Chemicals	13.8	10.2
Depreciation and amortization - Advanced Polymer Technologies	7.3	7.9
Restructuring and other (income) charges, net	5.6	3.6
Gain on sale of strategic investment	(19.2)	—
Acquisition and other-related costs	2.7	—
Adjusted EBITDA (Non-GAAP)	$103.9	$119.0
Adjusted EBITDA
Three Months Ended March 31, 2023 vs. 2022
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook
Net sales are expected to be between $1.75 billion and $1.95 billion for the full year 2023. We expect some improvement in global automobile production, which will support growth in Performance Materials. Growth drivers in our Performance Chemicals segment include our pavement technologies product line as we continue to drive geographic expansion and municipalities take advantage of increased infrastructure spending. We anticipate strong performance in our oilfield products within our industrial specialties product line but expect continued volume pressure in our adhesive products. Our Advanced Polymer Technologies segment is expected to continue increasing its presence in key end markets such as automotive, bioplastics, and footwear and apparel.
Adjusted EBITDA is expected to be between $450 million to $480 million for the full year 2023. We expect EBITDA growth for our Performance Materials segment as volumes shift throughout 2023 to higher margin automotive carbon and automotive production supply chain dynamics improve. In Performance Chemicals, we expect a significant increase in the cost of CTO, a primary raw material, partially offset by higher-value end markets in the industrial specialties product line, as well as continued growth in the pavement technologies product line. In Advanced Polymer Technologies, we anticipate improved margins on a combination of volume growth in our key end markets and lower input costs.
A reconciliation of net income to adjusted EBITDA as projected for 2023 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related costs; litigation verdict charges; (losses) and gains from the sale of strategic investments; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included within adjusted EBITDA, that have a similar impact on the comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2023, our undrawn capacity under our revolving credit facility was $139.7 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, purchases pursuant to our stock repurchase program, income tax payments, and to incur additional spending associated with our Performance Materials' intellectual property litigation. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $77.9 million at March 31, 2023. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2023, included $69.2 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Other Potential Liquidity Needs
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500 million of our common stock (the "2022 Authorization") and rescinded the prior outstanding repurchase authorizations with respect to the shares that remained unused under the prior authorization. Shares under the repurchase authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2023 and 2022, we repurchased $33.4 million, inclusive of $0.2 million in excise tax, and $40.4 million in common stock, representing 449,475 and 610,447 shares of our common stock at a weighted average cost per share of $73.86 and $66.26, respectively. At March 31, 2023, $411.5 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2023 capital expenditures are $120 - $140 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2023.

Cash flow comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
In millions	2023	2022
Net cash provided by (used in) operating activities	$5.2	$24.3
Net cash provided by (used in) investing activities	1.9	(30.2)
Net cash provided by (used in) financing activities	(5.6)	(46.3)
Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $5.2 million for the three months ended March 31, 2023.
Cash provided by (used in) operating activities for the three months ended March 31, 2023 was driven by decreased cash earnings of $4.6 million, a net increase in overall working capital of $9.0 million despite a decrease in trade working capital (accounts receivable, inventory, and accounts payable) of $5.9 million. Cash flow from operations was further reduced by an increase in cash interest paid of $4.3 million due to the rising interest rates during 2023 when compared to 2022 as well as $1.2 million of additional tax payments.
Cash flows provided by (used in) investing activities
Cash provided by investing activities in the three months ended March 31, 2023 was $1.9 million and was primarily driven by the proceeds from the sale of a strategic investment for $31.4 million, partially offset by capital expenditures of $25.4 million. In the three months ended March 31, 2023 and 2022, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (see Note 11 within the Condensed Consolidated Financial Statements for more information).

Capital expenditure categories	Three Months Ended March 31,
In millions	2023	2022
Maintenance	$10.8	$12.4
Safety, health and environment	2.6	3.6
Growth and cost improvement	12.0	11.6
Total capital expenditures	$25.4	$27.6
Cash flows provided by (used in) financing activities
Cash used in financing activities in the three months ended March 31, 2023, was $5.6 million and was primarily driven by borrowings on our revolving credit facility of $90.3 million, partially offset by the repurchase of common stock of $33.4 million, payments on our revolving credit facility of $60.3 million, and tax payments related to withholdings on restricted stock unit vestings of $4.5 million. Cash used in financing activities in the three months ended March 31, 2022 was $46.3 million and was primarily driven by the repurchase of common stock of $40.4 million, payments on long-term borrowings of $4.7 million, and tax payments related to withholdings on restricted stock unit vestings of $1.8 million.
New Accounting Guidance
Refer to Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated financial statements included in our 2022 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our 2022 Annual Report. Our critical accounting policies have not substantially changed from those described in the 2022 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 24 percent of our net sales in the first three months of 2023. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2023, would have decreased our net sales and income before income taxes by approximately $3.8 million or one percent, and $1.1 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2022, would have decreased our net sales and income before income taxes by approximately $5.1 million or one percent, and $2.1 million or two percent, respectively.
Interest rate risk
As of March 31, 2023, approximately $858.0 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2023 would have increased our annual interest expense by approximately $8.6 million or eleven percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2022 would have increased our interest expense by approximately $3.2 million or seven percent.
Other market risks
Information about our other remaining market risks for the period ended March 31, 2023 does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2022 Annual Report.
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

As of March 31, 2023, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
b)    Changes in Internal Control over Financial Reporting
We have implemented a new global enterprise resource planning (“ERP”) system, which has replaced our existing operating and financial systems. The implementation began with our pilot deployment in the first quarter of 2022, followed by our second deployment in the fourth quarter of 2022. The final phase of our ERP implementation occurred in early 2023. We have implemented updates and changes to our processes and related control activities as a result of this implementation and have evaluated the operating effectiveness of related key controls.
Except as described above, there have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results.
The closure of WestRock’s paper mill in North Charleston may negatively impact our production, financial condition, and results of operations.

On May 2, 2023, WestRock Company (“WestRock”) announced that it will permanently cease operating its paper mill in North Charleston, South Carolina and notified us that it is terminating the Reciprocal Plant Operating Agreement between WestRock Charleston Kraft LLC and Ingevity South Carolina, LLC dated as of July 1, 2008, as amended (the “RPOA”), each effective as of August 31, 2023. WestRock provides certain critical operating services to us at our plant in North Charleston, South Carolina under the RPOA, including steam, water and wastewater. WestRock also disposes of brine, a by-product resulting from our conversion of black liquor soap skimmings into crude tall oil, and provides other non-critical services that support our operations. We may be required to expend significant capital to provide these services ourselves if we are unable to obtain these services from other third parties on a timely and cost-effective basis. The costs associated with replacing these services may be significant and any delay in our ability to replace these services could result in interruptions to our operations, both of which could adversely affect our financial condition and results of operations.

Except as set forth above, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2022 Annual Report for the quarter ended March 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2023	179,828	$76.79	179,828	$430,879,053
February 1-28, 2023	17,500	$79.68	17,500	$429,484,600
March 1-31, 2023	252,147	$71.36	252,147	$411,491,001
Total	449,475		449,475
_______________
(1) On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock and rescinded the prior outstanding repurchase authorizations with respect to the shares that remained unused under the prior authorization. Our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1+†	Separation and Severance Agreement between Ingevity Corporation and Erik Ripple dated February 27, 2023.

10.2*†	Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated March 20, 2023, by and between WestRock Shared Services, LLC and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

10.3*†	Second Amendment to Crude Tall Oil Supply Agreement, dated March 21, 2023, by and between Georgia-Pacific LLC, on behalf of itself and its subsidiaries, GP Pine Chemicals LLC and Ingevity Corporation (incorporated by reference to Exhibit 10.2 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
______________
*Incorporated by reference
+ Management contract or compensatory plan or arrangement.
† Indicates that certain information has been omitted pursuant to Item 601(a)(5) or 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ MARY DEAN HALL
Mary Dean Hall
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 4, 2023