Form 10-Q
period 2023-06-30
Ingevity Corp
filed 2023-08-03
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,224,436 shares of common stock, $0.01 par value, outstanding at July 31, 2023.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2023	2022	2023	2022
Net sales	$481.8	$419.9	$874.4	$802.7
Cost of sales	328.8	269.3	591.0	514.3
Gross profit	153.0	150.6	283.4	288.4
Selling, general, and administrative expenses	51.7	48.7	100.3	88.7
Research and technical expenses	8.0	8.2	16.8	15.5
Restructuring and other (income) charges, net	19.2	3.7	24.8	7.3
Acquisition-related costs	1.8	—	3.7	—
Other (income) expense, net	3.0	(1.6)	(15.2)	(3.0)
Interest expense, net	21.6	15.1	41.2	25.8
Income (loss) before income taxes	47.7	76.5	111.8	154.1
Provision (benefit) for income taxes	12.2	16.7	25.6	33.5
Net income (loss)	$35.5	$59.8	$86.2	$120.6

Per share data
Basic earnings (loss) per share	$0.98	$1.55	$2.34	$3.11
Diluted earnings (loss) per share	0.97	1.54	2.33	3.09

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net income (loss)	$35.5	$59.8	$86.2	$120.6
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	4.0	(53.0)	14.5	(69.6)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of zero, $1.8, zero, $2.2	—	6.0	—	7.3
Total foreign currency adjustments, net of tax provision (benefit) of zero, $1.8, zero, $2.2	4.0	(47.0)	14.5	(62.3)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of zero, $0.7, $(0.7), $2.7	(0.1)	2.4	(2.4)	8.7
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.5, $(0.6), $0.4, $(1.0)	1.3	(2.2)	1.1	(3.3)
Total derivative instruments, net of tax provision (benefit) of $0.5, $0.1, $(0.3), $1.7	1.2	0.2	(1.3)	5.4
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for all periods	—	—	—	—
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	0.1	0.1	0.1	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	0.1	0.1	0.1	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $0.5, $1.9, $(0.3), $3.9	5.3	(46.7)	13.3	(56.8)
Comprehensive income (loss)	$40.8	$13.1	$99.5	$63.8

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$68.0	$76.7
Accounts receivable, net of allowance for credit losses of $2.1 - 2023 and $0.5 - 2022	259.7	224.8
Inventories, net	387.1	335.0
Prepaid and other current assets	49.6	42.5
Current assets	764.4	679.0
Property, plant, and equipment, net	800.6	798.6
Operating lease assets, net	66.5	56.6
Goodwill	527.1	518.5
Other intangibles, net	394.2	404.8
Deferred income taxes	7.0	5.7
Restricted investment, net of allowance for credit losses of $0.3 - 2023 and $0.6 - 2022	79.5	78.0
Strategic investments	99.4	109.8
Other assets	89.6	85.5
Total Assets	$2,828.3	$2,736.5
Liabilities
Accounts payable	$203.6	$174.8
Accrued expenses	63.7	54.4
Accrued payroll and employee benefits	20.1	53.3
Current operating lease liabilities	17.7	16.5
Notes payable and current maturities of long-term debt	0.9	0.9
Income taxes payable	5.1	3.6
Current liabilities	311.1	303.5
Long-term debt including finance lease obligations	1,525.5	1,472.5
Noncurrent operating lease liabilities	49.2	40.8
Deferred income taxes	109.5	106.5
Other liabilities	118.9	114.9
Total Liabilities	2,114.2	2,038.2
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2023 and 2022)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,430,049 - 2023 and 43,228,172 - 2022; outstanding: 36,207,689 - 2023 and 37,298,989 - 2022)	0.4	0.4
Additional paid-in capital	163.6	153.0
Retained earnings	1,093.9	1,007.7
Accumulated other comprehensive income (loss)	(33.5)	(46.8)
Treasury stock, common stock, at cost (7,222,360 shares - 2023 and 5,929,183 shares - 2022)	(510.3)	(416.0)
Total Equity	714.1	698.3
Total Liabilities and Equity	$2,828.3	$2,736.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2023	2022
Cash provided by (used in) operating activities:
Net income (loss)	$86.2	$120.6
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	62.5	52.9
Non cash operating lease costs	8.9	9.2
Deferred income taxes	(1.0)	(0.6)
Disposal/impairment of assets	5.8	1.0
LIFO reserve	40.7	10.7
Share-based compensation	8.9	6.7
Gain on sale of strategic investment	(19.2)	—
Other non-cash items	12.3	9.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(36.3)	(64.8)
Inventories, net	(94.7)	(52.7)
Prepaid and other current assets	(6.5)	(5.2)
Planned major maintenance outage	(9.9)	(4.4)
Accounts payable	27.7	49.1
Accrued expenses	7.2	(6.7)
Accrued payroll and employee benefits	(33.2)	(17.3)
Income taxes	1.4	5.8
Operating leases	(10.7)	(10.6)
Changes in other operating assets and liabilities, net	3.5	11.7
Net cash provided by (used in) operating activities	$53.6	$114.8
Cash provided by (used in) investing activities:
Capital expenditures	$(47.1)	$(57.2)
Proceeds from sale of strategic investment	31.4	—
Other investing activities, net	(5.8)	(1.4)
Net cash provided by (used in) investing activities	$(21.5)	$(58.6)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$197.8	$788.0
Payments on revolving credit facility	(144.8)	(256.0)
Payments on long-term borrowings	—	(628.1)
Debt issuance costs	—	(3.0)
Debt repayment costs	—	(3.8)
Finance lease obligations, net	(0.5)	(0.4)
Tax payments related to withholdings on vested equity awards	(4.5)	(2.0)
Proceeds and withholdings from share-based compensation plans, net	4.0	1.9
Repurchases of common stock under publicly announced plan	(92.1)	(89.9)
Net cash provided by (used in) financing activities	$(40.1)	$(193.3)
Increase (decrease) in cash, cash equivalents, and restricted cash	(8.0)	(137.1)
Effect of exchange rate changes on cash	(0.7)	(7.2)
Change in cash, cash equivalents, and restricted cash	(8.7)	(144.3)
Cash, cash equivalents, and restricted cash at beginning of period	77.3	276.1
Cash, cash equivalents, and restricted cash at end of period(1)	$68.6	$131.8

(1)
Includes restricted cash of $0.6 million and $0.5 million and cash and cash equivalents of $68.0 million and $131.3 million at June 30, 2023 and 2022, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$40.0	$28.7
Cash paid for income taxes, net of refunds	23.6	26.9
Purchases of property, plant, and equipment in accounts payable	5.3	6.0
Leased assets obtained in exchange for new operating lease liabilities	18.8	7.7
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
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
We operate in three reportable segments: Performance Chemicals, which includes specialty chemicals and pavement technologies; Advanced Polymer Technologies, which includes biodegradable plastics and polyurethane materials; and Performance Materials, which includes activated carbon. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, publication inks, oil exploration and production and automotive components.
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
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments which include only normal recurring adjustments necessary to fairly state the condensed consolidated results for the interim periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Note 2: New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. Recently issued ASUs that are not listed within this Form 10-Q have been assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Performance Materials segment	$144.6	$122.4	$286.0	$270.8
Performance Chemicals segment	$284.0	$243.7	$469.6	$416.3
Pavement Technologies product line	140.9	77.8	186.7	105.7
Industrial Specialties product line	143.1	165.9	282.9	310.6
Advanced Polymer Technologies segment	$53.2	$53.8	$118.8	$115.6
Net sales	$481.8	$419.9	$874.4	$802.7
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
North America	$327.2	$255.2	$561.9	$467.8
Asia Pacific	86.2	86.1	171.9	183.7
Europe, Middle East, and Africa	56.3	68.7	119.0	131.4
South America	12.1	9.9	21.6	19.8
Net sales	$481.8	$419.9	$874.4	$802.7
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

	Contract Asset
	June 30,
In millions	2023	2022
Beginning balance	$6.4	$5.3
Contract asset additions	8.1	8.3
Reclassification to accounts receivable, billed to customers	(7.2)	(7.0)
Ending balance (1)	$7.3	$6.6
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
June 30, 2023
(Unaudited)

fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2023
Assets:
Deferred compensation plan investments (4)	$1.8	$—	$—	$1.8
Total assets	$1.8	$—	$—	$1.8
Liabilities:
Deferred compensation arrangement (4)	$15.4	$—	$—	$15.4
Total liabilities	$15.4	$—	$—	$15.4
December 31, 2022
Assets:
Deferred compensation plan investments (4)	$1.1	$—	$—	$1.1
Total assets	$1.1	$—	$—	$1.1
Liabilities:
Deferred compensation arrangement (4)	$12.5	$—	$—	$12.5
Total liabilities	$12.5	$—	$—	$12.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $14.3 million and $13.3 million at June 30, 2023 and December 31, 2022, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheet during the quarters ended June 30, 2023, and December 31, 2022.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $16.2 million and $28.2 million at June 30, 2023 and December 31, 2022, respectively. During the first quarter of 2023, we sold a strategic equity method investment for $31.4 million, resulting in a $19.2 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statement of operations. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended June 30, 2023 and December 31, 2022.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $83.2 million and $80.8 million at June 30, 2023 and December 31, 2022, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the periods ended June 30, 2023 and December 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Restricted Investment
At June 30, 2023 and December 31, 2022, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $79.5 million and $78.0 million, net of an allowance for credit losses of $0.3 million and $0.6 million, and included cash of $8.3 million and $7.0 million, respectively. The fair value at June 30, 2023 and December 31, 2022 was $76.1 million and $74.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
June 30, 2023	$13.3	—	10.4	13.2	24.5	10.1	$71.5
December 31, 2022	$13.4	—	10.5	13.2	14.1	20.4	$71.6
Debt and Finance Lease Obligations
At June 30, 2023 and December 31, 2022, the carrying value of finance lease obligations was $101.4 million and $101.9 million, respectively, and the fair value was $104.8 million and $106.2 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $881.0 million and $828.0 million as of June 30, 2023 and December 31, 2022, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At June 30, 2023 and December 31, 2022, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $470.9 million and $471.8 million, respectively, based on Level 2 inputs.

Note 5: Inventories, net

In millions	June 30, 2023	December 31, 2022
Raw materials	$146.3	$106.7
Production materials, stores, and supplies	29.5	27.9
Finished and in-process goods	279.8	228.2
Subtotal	$455.6	$362.8
Less: LIFO reserve	(68.5)	(27.8)
Inventories, net	$387.1	$335.0

Note 6: Property, Plant, and Equipment, net

In millions	June 30, 2023	December 31, 2022
Machinery and equipment	$1,218.3	$1,162.7
Buildings and leasehold improvements	210.7	200.9
Land and land improvements	26.1	24.9
Construction in progress	92.9	120.9
Total cost	$1,548.0	$1,509.4
Less: accumulated depreciation	(747.4)	(710.8)
Property, plant, and equipment, net	$800.6	$798.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
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

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2022	$4.3	$514.2	$—	$518.5
Segment change reallocation	—	(165.0)	165.0	—
Foreign currency translation	—	0.1	8.5	8.6
June 30, 2023	$4.3	$349.3	$173.5	$527.1

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2022	$388.5	$89.2	$88.5	$566.2
Foreign currency translation	7.7	3.2	3.1	14.0
June 30, 2023	$396.2	$92.4	$91.6	$580.2
Accumulated Amortization
December 31, 2022	$(113.8)	$(23.9)	$(23.7)	$(161.4)
Amortization	(13.3)	(2.9)	(4.7)	(20.9)
Foreign currency translation	(1.9)	(0.6)	(1.2)	(3.7)
June 30, 2023	$(129.0)	$(27.4)	$(29.6)	$(186.0)
Other intangibles, net	$267.2	$65.0	$62.0	$394.2
_______________
(1) Represents trademarks, trade names, and know-how.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	June 30, 2023	December 31, 2022
Performance Materials	$1.5	$1.7
Performance Chemicals	186.5	198.0
Advanced Polymer Technologies	206.2	205.1
Other intangibles, net	$394.2	$404.8
Amortization expense related to our intangible assets is included in Selling, general and administrative expenses on the condensed consolidated statement of operations. During the three and six months ended June 30, 2023, we recognized

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

amortization expense of $10.5 million and $20.9 million, respectively, and during the three and six months ended June 30, 2022, we recognized amortization expense of $7.8 million and $15.9 million, respectively.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $20.8 million for the remainder of 2023, 2024 - $41.4 million, 2025 - $41.2 million, 2026 - $40.4 million, and 2027 - $40.4 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Net Investment Hedges
During the three and six months ended June 30, 2023, we recognized net interest income associated with this financial instrument of zero and zero, respectively, and during the three and six months ended June 30, 2022, we recognized net interest income associated with this financial instrument of $2.5 million and $2.7 million, respectively. In the third quarter of 2022, we terminated our fixed-to-fixed cross-currency interest rate swaps, accounted for as net investment hedges.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of June 30, 2023, there were $11.7 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of $(0.3) million and $(0.5) million at June 30, 2023 and December 31, 2022, respectively.
Commodity Price Risk Management
As of June 30, 2023, we had 1.0 million and 0.4 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of June 30, 2023, open commodity contracts hedge forecasted transactions until March 2024. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2023 and December 31, 2022, was a net asset (liability) of $(1.4) million and $(1.6) million, respectively.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended June 30,
	2023	2022	2023	2022
Cash flow hedging derivatives
Currency exchange contracts	$—	$0.8	$(0.3)	$0.6	Net sales
Natural gas contracts	(0.1)	0.3	(1.5)	0.5	Cost of sales
Interest rate swap contracts	—	2.0	—	1.7	Interest expense, net
Total	$(0.1)	$3.1	$(1.8)	$2.8

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
	2023	2022	2023	2022
Net investment hedging derivative
Currency exchange contracts(1)	$—	$7.8	$—	$2.5	Interest expense, net
Total	$—	$7.8	$—	$2.5

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$1.3	$(0.5)	$0.8	Net sales
Natural gas contracts	(3.0)	4.4	(1.0)	1.8	Cost of sales
Interest rate swap contracts	—	5.7	—	1.7	Interest expense, net
Total	$(3.1)	$11.4	$(1.5)	$4.3

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
	2023	2022	2023	2022
Net investment hedging derivative
Currency exchange contracts (1)	$—	$9.5	$—	$2.7	Interest expense, net
Total	$—	$9.5	$—	$2.7
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $3.4 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of June 30, 2023, or December 31, 2022.

	June 30, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.3	$—	$0.3
Natural gas contracts (4)	—	0.1	—	0.1
Total assets	$—	$0.4	$—	$0.4
Liabilities:
Currency exchange contracts(5)	$—	$0.6	$—	$0.6
Natural gas contracts (5)	—	1.5	—	1.5
Total liabilities	$—	$2.1	$—	$2.1

	December 31, 2022
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:
Natural gas contracts (5)	$—	$1.6	$—	$1.6
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$2.1	$—	$2.1
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	June 30, 2023	December 31, 2022
Revolving Credit Facility and other lines of credit (1)	$881.0	$828.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations	101.4	101.9
Total debt including finance lease obligations	$1,532.4	$1,479.9
Less: debt issuance costs	6.0	6.5
Total debt, including finance lease obligations, net of debt issuance costs	$1,526.4	$1,473.4
Less: debt maturing within one year (2)	0.9	0.9
Long-term debt including finance lease obligations	$1,525.5	$1,472.5
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.3 million and $2.3 million and available funds under the facility were $116.7 million and $169.7 million at June 30, 2023 and December 31, 2022, respectively.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our Senior Notes indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of June 30, 2023.
The credit agreements governing our revolving credit facility contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended June 30, 2023 was 2.6, and our actual interest coverage for the four consecutive quarters ended June 30, 2023 was 8.1. We were in compliance with all covenants under the credit agreement at June 30, 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	50.7	—	—	50.7
Other comprehensive income (loss)	—	—	—	—	8.0	—	8.0
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	41	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.5)	(4.5)
Share repurchase program	—	—	—	—	—	(33.4)	(33.4)
Share-based compensation plans	—	—	3.7	—	—	0.7	4.4
Balance at March 31, 2023	43,408	$0.4	$158.9	$1,058.4	$(38.8)	$(453.2)	$725.7
Net income (loss)	—	—	—	35.5	—	—	35.5
Other comprehensive income (loss)	—	—	—	—	5.3	—	5.3
Common stock issued	22	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	—	—
Share repurchase program	—	—	—	—	—	(58.7)	(58.7)
Noncontrolling interest distributions	—	—	—	—	—	—	—
Share-based compensation plans	—	—	4.7	—	—	1.6	6.3
Balance at June 30, 2023	43,430	$0.4	$163.6	$1,093.9	$(33.5)	$(510.3)	$714.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Foreign currency translation
Beginning balance	$(35.3)	$3.1	$(45.8)	$18.4
Net gains (losses) on foreign currency translation	4.0	(53.0)	14.5	(69.6)
Gains (losses) on net investment hedges	—	7.8	—	9.5
Less: tax provision (benefit)	—	1.8	—	2.2
Net gains (losses) on net investment hedges	—	6.0	—	7.3
Other comprehensive income (loss), net of tax	4.0	(47.0)	14.5	(62.3)
Ending balance	$(31.3)	$(43.9)	$(31.3)	$(43.9)

Derivative instruments
Beginning balance	$(3.9)	$3.1	$(1.4)	$(2.1)
Gains (losses) on derivative instruments	(0.1)	3.1	(3.1)	11.4
Less: tax provision (benefit)	—	0.7	(0.7)	2.7
Net gains (losses) on derivative instruments	(0.1)	2.4	(2.4)	8.7
(Gains) losses reclassified to net income	1.8	(2.8)	1.5	(4.3)
Less: tax (provision) benefit	0.5	(0.6)	0.4	(1.0)
Net (gains) losses reclassified to net income	1.3	(2.2)	1.1	(3.3)
Other comprehensive income (loss), net of tax	1.2	0.2	(1.3)	5.4
Ending balance	$(2.7)	$3.3	$(2.7)	$3.3

Pension and other postretirement benefits
Beginning balance	$0.4	$(3.2)	$0.4	$(3.2)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.1	0.1	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.1	0.1	0.1
Other comprehensive income (loss), net of tax	0.1	0.1	0.1	0.1
Ending balance	$0.5	$(3.1)	$0.5	$(3.1)

Total AOCI ending balance at June 30	$(33.5)	$(43.7)	$(33.5)	$(43.7)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Derivative instruments
Currency exchange contracts (1)	$(0.3)	$0.6	$(0.5)	$0.8
Natural gas contracts (2)	(1.5)	0.5	(1.0)	1.8
Net investment hedge contract(3)	—	1.7	—	1.7
Total before tax	(1.8)	2.8	(1.5)	4.3
(Provision) benefit for income taxes	0.5	(0.6)	0.4	(1.0)
Amount included in net income (loss)	$(1.3)	$2.2	$(1.1)	$3.3

Pension and other post retirement benefits
Amortization of prior service costs (2)	$0.1	$0.1	$0.1	$0.1
Total before tax	0.1	0.1	0.1	0.1
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$0.1	$0.1	$0.1	$0.1
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
During the three and six months ended June 30, 2023, we repurchased $58.7 million, inclusive of $0.6 million in excise tax, and $92.1 million, inclusive of $0.8 million in excise tax, in common stock, representing 819,898 and 1,269,373 shares of our common stock at a weighted average cost per share of $70.87 and $71.93, respectively. At June 30, 2023, $353.4 million remained unused under our Board-authorized repurchase program.
During the three and six months ended June 30, 2022, we repurchased $49.5 million and $89.9 million in common stock, representing 719,236 and 1,329,683 shares of our common stock at a weighted average cost per share of $68.72 and $67.59, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Severance and other employee-related costs(1)	$4.4	$—	$7.4	$—
Other(2)	2.6	—	2.7	—
Restructuring charges	7.0	—	10.1	—
Alternative Feedstock Transition	6.6	—	6.6	—
North Charleston Plant Transition	2.9	—	2.9	—
Business transformation costs	2.7	3.7	5.2	7.3
Other (income) charges, net	12.2	3.7	14.7	7.3
Total restructuring and other (income) charges, net	$19.2	$3.7	$24.8	$7.3
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents other miscellaneous exit costs.

Restructuring Charges
In the first quarter of 2023, we initiated several measures to pursue greater cost efficiency which included a reorganization to streamline certain functions and reduce ongoing costs. During the second quarter, we took further actions to reorganize our operations. The combined restructuring program is expected to cost approximately $12-14 million and is expected to be completed over the remainder of 2023. During the three and six months ended June 30, 2023, we recorded $4.4 million and $7.4 million in severance and other employee-related costs and $2.6 million and $2.7 million in other restructuring charges, including asset write-offs associated with our reorganization.
Restructuring Reserves
Restructuring reserves which are included within Accrued expenses on the condensed consolidated balance sheets were $5.9 million and $0.5 million at June 30, 2023 and December 31, 2022, respectively.
Other (income) charges, net
Alternative Fatty Acid Transition
In April 2023, we began the feedstock transition of our Crossett, Arkansas manufacturing plant (“Crossett”). This transition will convert Crossett from a crude tall oil (“CTO”) based feedstock production facility to produce fatty acids from alternative plant based feedstocks. To initiate this transition, we halted all production at Crossett in April.
During the three and six months ended June 30, 2023, we incurred $6.6 million in costs. We expect to incur approximately $20-25 million of expense in 2023, representing non-capital retooling and stranded costs, with modest levels of capital expenditure.
North Charleston Plant Transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant is co-located with a WestRock Company (“WestRock”) paper mill. WestRock provides certain critical operating services to us including steam, water and wastewater. WestRock also disposes of brine, a by-product resulting from our conversion of black liquor soap skimmings into CTO and provides other non-critical services that support our operations. In May 2023, WestRock announced that it will permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it is terminating the shared services in accordance with our operating agreement.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

We expect to incur approximately $15-20 million of non-capital transition costs in 2023 as we continue to transition those shared services and minimize disruption to our operations and are continuing to evaluate the future impact. During the three and six months ended June 30, 2023, we incurred $2.9 million in costs.
Business transformation costs
We embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. The implementation of our new ERP occurred in multiple phases beginning with our pilot deployment which occurred during the first quarter of 2022 and concluded with our final deployment in the first quarter of 2023. Costs incurred, during the three and six months ended June 30, 2023, of $2.7 million and $5.2, respectively, and during the three and six months ended June 30, 2022, of $3.7 million and $7.3 million, respectively. Costs are directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. We expect to complete this initiative by the end of 2023 and anticipate incurring an additional $3-4 million in non-capitalizable costs.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	25.6%	21.8%	22.9%	21.7%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2023			2022
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$47.7	$12.2	25.6%	$76.5	$16.7	21.8%
Discrete items:
Restructuring and other (income) charges, net (1)	4.4	1.0		—	—
Legislative tax rate changes	—	—		—	0.1
Other tax only discrete items	—	(0.8)		—	(0.2)
Total discrete items	4.4	0.2		—	(0.1)
Consolidated operations, before discrete items	$52.1	$12.4		$76.5	$16.6
EAETR (3)			23.8%			21.7%

	Six Months Ended June 30,
	2023			2022
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$111.8	$25.6	22.9%	$154.1	$33.5	21.7%
Discrete items:
Restructuring and other (income) charges, net (1)	7.4	1.7		—	—
Sale of strategic investment (2)	(19.2)	(4.5)		—	—
Other tax only discrete items	—	0.5		—	(0.8)
Total discrete items	(11.8)	(2.3)		—	(0.8)
Consolidated operations, before discrete items	$100.0	$23.3		$154.1	$32.7
EAETR (3)			23.3%			21.2%
_______________
(1) See Note 11 for further information.
(2) See Note 4 for further information.
(3) Increase in EAETR for the three and six months ended June 30, 2023, as compared to June 30, 2022, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, an increase in the foreign earnings deemed taxable in the U.S., and the corporate tax rate in the UK increasing from 19% to 25% on April 1, 2023.

At June 30, 2023 and December 31, 2022, we had deferred tax assets of $10.1 million and $9.2 million, respectively, resulting from certain historical net operating losses from our Brazilian and Chinese operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2023, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Undistributed earnings of Ingevity’s foreign subsidiaries have historically been indefinitely reinvested offshore. Management does not currently expect to repatriate cash earnings from our foreign operations to fund U.S. operations; however, during the second quarter, we determined that the current year's earnings of our China subsidiaries are no longer permanently reinvested. No deferred tax liability was recorded as a result of this change in our assertion, as the impacts will be captured in the year current earnings are distributed.
Note 13: Commitments and Contingencies
Legal Proceedings
On July 19, 2018, we filed suit against BASF Corporation (“BASF”) in the United States District Court for the District of Delaware (the “Delaware Proceeding”) alleging BASF infringed Ingevity’s patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the “844 Patent”). On February 14, 2019, BASF asserted counterclaims against us in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the “BASF Counterclaims”). The BASF Counterclaims relate to our enforcement of the 844 Patent and our entry into several supply agreements with customers of our fuel vapor canister honeycombs. The U.S. District Court dismissed our patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury’s verdict, which commenced the post-trial briefing stage. In addition, BASF is seeking pre-judgment interest and has indicated it will seek attorneys’ fees and costs in amounts that they will have to support at a future date. Unless the judgment is set aside, BASF will be entitled to post-judgment interest pursuant to the rate provided under federal law.
We disagree with the verdict, including the court’s application of the law and entry of judgment, and are seeking judgment as a matter of law, or a new trial in the alternative, in the Delaware Proceeding post-trial briefing stage and intend to do so on appeal, if necessary. In addition, we may challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to 30 months.
As of June 30, 2023, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2022 Annual Report. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheet as of June 30, 2023. In addition, as a result of entering the judgment on May 18, 2023, we have started accruing for the post-judgment interest. The amount of any liability we may ultimately incur could be more or less than the amount accrued.
Note 14: Segment Information
Segment change
As described in Note 1, effective in the first quarter of 2023, we separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. We have recast the data below to reflect the changes in our reportable segments to conform to the current year presentation.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales
Performance Materials	$144.6	$122.4	$286.0	$270.8
Performance Chemicals	284.0	243.7	469.6	416.3
Advanced Polymer Technologies	53.2	53.8	118.8	115.6
Total net sales (1)	$481.8	$419.9	$874.4	$802.7

Segment EBITDA (2)
Performance Materials	$64.2	$55.6	$134.0	$133.5
Performance Chemicals	44.9	61.7	65.2	92.5
Advanced Polymer Technologies	11.6	3.8	25.4	14.1
Total Segment EBITDA (2)	$120.7	$121.1	$224.6	$240.1
Interest expense, net	(21.6)	(15.1)	(41.2)	(25.8)
(Provision) benefit for income taxes	(12.2)	(16.7)	(25.6)	(33.5)
Depreciation and amortization - Performance Materials	(9.2)	(8.8)	(19.2)	(17.8)
Depreciation and amortization - Performance Chemicals	(14.0)	(9.5)	(27.8)	(19.7)
Depreciation and amortization - Advanced Polymer Technologies	(8.2)	(7.5)	(15.5)	(15.4)
Restructuring and other income (charges), net (3), (6)	(18.2)	(3.7)	(23.8)	(7.3)
Acquisition and other-related costs (4)	(1.8)	—	(4.5)	—
Gain on sale of strategic investment (5)	—	—	19.2	—
Net income (loss)	$35.5	$59.8	$86.2	$120.6
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
(3) For the three and six months ended June 30, 2023, charges of $4.5 million and $6.2 million relate to the Performance Materials segment, charges of $12.6 million and $15.7 million relate to the Performance Chemicals segment, and charges of $1.1 million and $1.9 million relate to the Advanced Polymer Technologies segment, respectively. For the three and six months ended June 30, 2022, charges of $1.3 million and $2.6 million relate to the Performance Materials segment, charges of $1.9 million and $3.7 million relate to the Performance Chemicals segment, and charges of $0.5 million and $1.0 million relate to the Advanced Polymer Technologies segment, respectively. For more detail on the charges incurred see Note 11.
(4) For the three and six months ended June 30, 2023, all charges relate to the acquisition and integration of Ozark Materials into the Performance Chemicals segment. For more detail see Note 16.
(5) For the three and six months ended June 30, 2023, gain on sale of strategic investment relates to the Performance Materials segment. For more detail see Note 4.
(6) Excludes $1.0 million of depreciation and amortization for the three and six months ended June 30, 2023, relating to the alternative feedstock transition within our Performance Chemicals reportable segment. Refer to Note 11 for more information.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except share and per share data	2023	2022	2023	2022
Net income (loss)	$35.5	$59.8	$86.2	$120.6

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$0.98	$1.55	$2.34	$3.11
Diluted earnings (loss) per share	0.97	1.54	2.33	3.09

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,373	38,515	36,768	38,762
Weighted average additional shares assuming conversion of potential common shares	225	233	303	250
Shares - diluted basis	36,598	38,748	37,071	39,012
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Average number of potential common shares - antidilutive	473	217	346	201
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
The Acquisition is not considered significant to our condensed consolidated financial statements for the three months and six months ended June 30, 2023; therefore, proforma results of operations have not been presented.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

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
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.8 million, of which zero and $0.8 million was expensed in the three and six months ended June 30, 2023. The expense is included within "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(2) The aggregate amortization expense was $2.7 million and $5.5 million for the three and six months ended June 30, 2023. Estimated amortization expense is as follows: $5.4 million for the remainder of 2023, 2024 - $10.9 million, 2025 - $10.7 million, 2026 - $10.0 million, and 2027 - $10.0 million.
(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes. This acquired goodwill has been included within our Performance Chemicals reporting unit. See Note 7 for further information regarding our allocation of goodwill among our reporting units.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)

Acquisition and other-related costs
Costs incurred to complete and integrate acquisitions and other strategic investments are expensed as incurred on our consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Legal and professional service fees	$1.8	$—	$3.7	$—
Acquisition-related costs	1.8	—	3.7	—
Inventory fair value step-up amortization (1)	—	—	0.8	—
Acquisition and other-related costs	$1.8	$—	$4.5	$—
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
Recent Developments
Restructuring Charges
In the first quarter of 2023, we initiated several measures to pursue greater cost efficiency which included a reorganization to streamline certain functions and reduce ongoing costs. During the second quarter, we took further actions to reorganize our operations. The combined restructuring program is expected to cost approximately $12-14 million and is expected to be completed over the remainder of 2023. During the three and six months ended June 30, 2023, we recorded $4.4 million and $7.4 million in severance and other employee-related costs and $2.6 million and $2.7 million in other restructuring charges, including asset write-offs associated with our reorganization.
Alternative Fatty Acid Transition
In April 2023, we began the feedstock transition of our Crossett, Arkansas manufacturing plant. During the three and six months ended June 30, 2023, we incurred $6.6 million in costs. We expect to incur approximately $20-25 million of expense in 2023, representing non-capital retooling and stranded costs, with modest levels of capital expenditure.
North Charleston Plant Transition
In May 2023, WestRock announced that it will permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it is terminating the shared services in accordance with our operating agreement. We expect to incur approximately $15-20 million of non-capital transition costs in 2023 as we continue to transition those shared services and minimize disruption to our operations and are continuing to evaluate the future impact. During the three and six months ended June 30, 2023, we incurred $2.9 million in costs.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$481.8	$419.9	$874.4	$802.7
Cost of sales	328.8	269.3	591.0	514.3
Gross profit	153.0	150.6	283.4	288.4
Selling, general, and administrative expenses	51.7	48.7	100.3	88.7
Research and technical expenses	8.0	8.2	16.8	15.5
Restructuring and other (income) charges, net	19.2	3.7	24.8	7.3
Acquisition-related costs	1.8	—	3.7	—
Other (income) expense, net	3.0	(1.6)	(15.2)	(3.0)
Interest expense, net	21.6	15.1	41.2	25.8
Income (loss) before income taxes	47.7	76.5	111.8	154.1
Provision (benefit) for income taxes	12.2	16.7	25.6	33.5
Net income (loss)	$35.5	$59.8	$86.2	$120.6
Net sales
The table below shows the 2023 Net sales and variances from 2022:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended June 30, 2023 vs. 2022	$419.9	19.3	45.4	(2.8)	$481.8
Six months ended June 30, 2023 vs. 2022	$802.7	(25.0)	104.1	(7.4)	$874.4
Three Months Ended June 30, 2023 vs. 2022
The sales increase of $61.9 million in 2023 was driven by favorable mix of $45.4 million (11 percent) across all segments, favorable volume improvement of $19.3 million (five percent) supported by Performance Materials and the Performance Chemicals' pavement technologies business line, including Ozark Materials, LLC and Ozark Logistics, LLC (collectively, “Ozark Materials”) acquisition completed in the fourth quarter of 2022, more than offset weaker volumes in Performance Chemicals' industrial specialties business line and Advanced Polymer Technologies. These favorable impacts to Net sales were partially offset by unfavorable foreign currency exchange of $2.8 million (one percent).
Six Months Ended June 30, 2023 vs. 2022
The sales increase of $71.7 million in 2023 was driven by favorable mix of $104.1 million (13 percent) across all segments, partially offset by unfavorable volume decline, particularly in our Performance Chemicals' Industrial Specialties business line, for a combined impact of $25.0 million (three percent), and unfavorable foreign currency exchange of $7.4 million (one percent).

Gross Profit
Three Months Ended June 30, 2023 vs. 2022
Gross profit increase of $2.4 million was driven by favorable pricing and product mix of $41.9 million, favorable sales volume of $12.8 million, primarily driven by our Performance Materials and Advanced Polymer Technologies reportable segments and favorable foreign currency exchange of $1.1 million, offset by increased manufacturing costs of $53.4 million due to raw material inflationary pressures, primarily CTO within our industrial specialties product line. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Six Months Ended June 30, 2023 vs. 2022
Gross profit decrease of $5.0 million was driven by increased manufacturing costs of $97.4 million due to raw material inflationary pressures, primarily CTO within our industrial specialties product line in our Performance Chemicals reportable segment, unfavorable sales volume of $7.8 million, and unfavorable foreign currency exchange of $0.3 million, offset by pricing improvements and favorable mix of $100.5 million primarily driven by our industrial specialties product line. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended June 30, 2023 vs. 2022
Selling, general and administrative expenses ("SG&A") were $51.7 million (11 percent of Net sales) and $48.7 million (12 percent of Net sales) for the three months ended June 30, 2023 and 2022, respectively. The decrease in SG&A as a percentage of Net sales was driven by higher sales, lower employee-related costs of $0.4 million, and decreased travel and other miscellaneous costs of $0.9 million, partially offset by increased amortization expense of $4.3 million primarily driven by the Ozark Materials acquisition.
Six Months Ended June 30, 2023 vs. 2022
Selling, general and administrative expenses ("SG&A") were $100.3 million (11 percent of Net sales) and $88.7 million (11 percent of Net sales) for the six months ended June 30, 2023 and 2022, respectively. SG&A as a percentage of Net sales was unchanged as the impact of increased amortization costs of $6.3 million, primarily driven by the Ozark Materials acquisition, higher employee-related costs of $5.0 million, and increased travel and other miscellaneous costs of $0.3 million were offset by higher sales.
Research and technical expenses
Three Months Ended June 30, 2023 vs. 2022
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 1.7 percent from 2.0 percent for the three months ended June 30, 2023 and 2022, respectively.
Six Months Ended June 30, 2023 vs. 2022
Research and technical expenses as a percentage of Net sales remained consistent period over period, at 1.9 percent and 1.9 percent for the six months ended June 30, 2023 and 2022, respectively.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2023 vs. 2022
Restructuring and other (income) charges, net were $19.2 million and $24.8 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $7.3 million for the three and six months ended June 30, 2022, respectively. Severance and other employee-related costs increased $4.4 million and $7.4 million, and other restructuring charges increased $2.6 million and $2.7 million. Additionally, alternative fatty acid transition costs increased $6.6 million, and costs associated with the North Charleston plant transition increased $2.9 million, both for the three and six months ended June 30, 2023, respectively. The increase was partially offset by a $1.0 million and $2.1 million decrease related to our digital transformation initiative for the three and six months ended June 30, 2023, respectively. See Note 11 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three and Six Months Ended June 30, 2023 vs. 2022
Acquisition-related costs were $1.8 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and zero for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, all charges related to the integration of Ozark Materials into our Performance Chemicals segment. See Note 16 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Six Months Ended June 30, 2023 vs. 2022

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Foreign currency exchange (income) loss	$2.4	$0.1	$2.7	$0.4
Gain on sale of strategic investment	—	—	(19.2)	—
Other (income) expense, net	0.6	(1.7)	1.3	(3.4)
Total Other (income) expense, net	$3.0	$(1.6)	$(15.2)	$(3.0)
Interest expense, net
Three and Six Months Ended June 30, 2023 vs. 2022

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Finance lease obligations	$1.8	$1.9	$3.6	$3.7
Revolving credit and term loan facilities (1)	15.0	4.2	28.2	6.1
Senior notes (1)	5.6	12.7	11.2	21.9
Litigation related interest expense (2)	0.4	—	0.4	—
Other interest (income) expense, net	(1.2)	(3.7)	(2.2)	(5.9)
Total Interest expense, net	$21.6	$15.1	$41.2	$25.8
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.
(2) See Note 13 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three and Six Months Ended June 30, 2023 vs. 2022
For the three months ended June 30, 2023 and 2022, our effective tax rate was 25.6 percent and 21.8 percent, respectively. Excluding discrete items, the effective rate was 23.8 percent compared to 21.7 percent in the three months ended June 30, 2023 and 2022, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.
For the six months ended June 30, 2023 and 2022, our effective tax rate was 22.9 percent and 21.7 percent, respectively. Excluding discrete items, the effective rate was 23.3 percent compared to 21.2 percent in the six months ended June 30, 2023 and 2022, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.

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
Performance Materials
Performance Summary
Sales in our Performance Materials segment increased compared to the prior year quarter, mainly due to improved automotive carbon volumes in the North America auto market and some improvement in China. Segment EBITDA growth was driven primarily by the higher sales volume and price, partially offset by lower capacity utilization in an effort to reduce inventory levels.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Performance Materials - Net sales	$144.6	$122.4	$286.0	$270.8
Segment EBITDA	$64.2	$55.6	$134.0	$133.5
Net Sales Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2023 vs. 2022	$122.4	17.8	7.2	(2.8)	$144.6
Six months ended June 30, 2023 vs. 2022	$270.8	5.8	15.4	(6.0)	$286.0
Three Months Ended June 30, 2023 vs. 2022
Segment net sales. The increase of $22.2 million in 2023 was driven by a volume increase of $17.8 million (15 percent) and favorable mix of $7.2 million (six percent), partially offset by unfavorable foreign currency exchange of $2.8 million (two percent).
Segment EBITDA. The increase of $8.6 million in 2023 was driven by the increase in sales as noted above, a volume increase of $10.8 million, favorable mix of $4.8 million, and decreased SG&A and research and technical expenses of $1.2 million. The increase was partially offset by increased manufacturing costs of $5.5 million, and unfavorable foreign currency exchange of $2.7 million.
Six Months Ended June 30, 2023 vs. 2022
Segment net sales. The increase of $15.2 million in 2023 was driven by favorable mix of $15.4 million (six percent) and a volume increase of $5.8 million (two percent). This was partially offset by unfavorable foreign currency exchange of $6.0 million (two percent).
Segment EBITDA. The increase of $0.5 million in 2023 was driven by the increase in sales as noted above, favorable mix of $12.9 million, a volume increase of $3.9 million, and decreased SG&A and research and technical expenses of $0.9 million. The increase was partially offset by increased manufacturing costs of $14.3 million, and unfavorable foreign currency exchange of $2.9 million.
Performance Chemicals
Performance Summary
Sales in our Performance Chemicals segment increased compared to the prior year quarter, primarily due to higher pricing across the segment and the addition of the Ozark Materials road markings business, partially offset by lower volume in our industrial specialties product line. Segment EBITDA was lower primarily due to higher raw material costs, specifically CTO, lower capacity utilization and higher employee-related costs.
Pavement technologies sales increased due to continued growth of the legacy business as a result of technology adoption as well as the acquisition of Ozark Materials.
Industrial specialties sales decrease was driven by volume declines primarily in adhesives, partially offset by price improvement across all end markets.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Total Performance Chemicals - Net sales	$284.0	$243.7	$469.6	$416.3
Pavement Technologies product line	140.9	77.8	186.7	105.7
Industrial Specialties product line	143.1	165.9	282.9	310.6
Segment EBITDA	$44.9	$61.7	$65.2	$92.5
Net Sales Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended June 30, 2023 vs. 2022	$243.7	9.3	31.3	(0.3)	$284.0
Six months ended June 30, 2023 vs. 2022	$416.3	(16.3)	70.4	(0.8)	$469.6
Three Months Ended June 30, 2023 vs. 2022
Segment net sales. The increase of $40.3 million was driven by favorable mix of $31.3 million (13 percent), driven by increases in industrial specialties ($21.9 million) and pavement technologies ($9.4 million), and a volume increase of $9.3 million (four percent), driven by an increase in pavement technologies ($53.8 million), primarily due to Ozark Materials, offset by a decrease in industrial specialties ($44.5 million). Unfavorable foreign currency exchange also negatively impacted net sales by $0.3 million (zero percent).
Segment EBITDA. The decrease of $16.8 million was driven by higher manufacturing costs of $50.8 million, and higher SG&A expenses of $1.1 million. The decrease was partially offset by favorable mix of $30.2 million, a volume increase of $4.7 million, and favorable foreign currency exchange of $0.2 million.
Six Months Ended June 30, 2023 vs. 2022
Segment net sales. The increase of $53.3 million was driven by favorable mix of $70.4 million (17 percent), driven by increases in industrial specialties ($58.4 million) and pavement technologies ($12.0 million). This was partially offset by a volume decrease of $16.3 million (four percent), driven by a decrease in industrial specialties ($85.7 million), partially offset by an increase in pavement technologies ($69.4 million), and unfavorable foreign currency exchange of $0.8 million (zero percent).
Segment EBITDA. The decrease of $27.3 million was driven by higher manufacturing costs of $81.7 million, higher SG&A expenses of $8.2 million, and volume decrease of $6.7 million. The decrease was partially offset by favorable mix of $69.2 million and favorable foreign currency exchange of $0.1 million.

Advanced Polymer Technologies
Performance Summary
Our Advanced Polymer Technologies segment sales were flat compared to the prior year quarter due to market weakness in footwear and industrials, largely offset by volume improvement in automotive and bioplastics and higher prices across the segment. Segment EBITDA growth was driven primarily by profit recovery initiatives, including pricing actions and product mix management, and lower input costs.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Advanced Polymer Technologies - Net sales	$53.2	$53.8	$118.8	$115.6
Segment EBITDA	$11.6	$3.8	$25.4	$14.1
Net Sales Comparison of Three and Six Months Ended June 30, 2023 and June 30, 2022:

	Change vs. prior year
Advanced Polymer Technologies (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2023 vs. 2022	$53.8	(7.8)	6.9	0.3	$53.2
Six months ended June 30, 2023 vs. 2022	$115.6	(14.5)	18.3	(0.6)	$118.8
Three Months Ended June 30, 2023 vs. 2022
Segment net sales. The slight decrease of $0.6 million in 2023 was driven by a volume decline of $7.8 million (14 percent), partially offset by favorable mix of $6.9 million (13 percent), and favorable foreign currency exchange of $0.3 million (one percent).
Segment EBITDA. The increase of $7.8 million was driven by favorable pricing and mix of $6.9 million, decreased manufacturing costs, primarily energy costs, of $4.6 million, decreased SG&A and research and technical expenses of $1.0 million, partially offset by volume decline of $2.7 million, and unfavorable foreign currency exchange of $2.0 million.
Six Months Ended June 30, 2023 vs. 2022
Segment net sales. The increase of $3.2 million in 2023 was driven by favorable mix of $18.3 million (16 percent), partially offset by volume decline of $14.5 million (13 percent), and unfavorable foreign currency exchange of $0.6 million (one percent).
Segment EBITDA. The increase of $11.3 million was driven by favorable mix of $18.4 million, and decreased manufacturing costs of $1.0 million, partially offset by volume decline of $5.0 million, unfavorable foreign currency exchange of $2.4 million, and increased SG&A and research and technical expenses of $0.7 million.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net income (loss) (GAAP)	$35.5	$59.8	$86.2	$120.6
Interest expense, net	21.6	15.1	41.2	25.8
Provision (benefit) for income taxes	12.2	16.7	25.6	33.5
Depreciation and amortization - Performance Materials	9.2	8.8	19.2	17.8
Depreciation and amortization - Performance Chemicals	14.0	9.5	27.8	19.7
Depreciation and amortization - Advanced Polymer Technologies	8.2	7.5	15.5	15.4
Restructuring and other (income) charges, net (1)	18.2	3.7	23.8	7.3
Gain on sale of strategic investment	—	—	(19.2)	—
Acquisition and other-related costs	1.8	—	4.5	—
Adjusted EBITDA (Non-GAAP)	$120.7	$121.1	$224.6	$240.1
_______________
(1) Excludes $1.0 million of Depreciation and amortization for the three and six months ended June 30, 2023, relating to the alternative feedstock transition within our Performance Chemicals reportable segment. Refer to Note 11 for more information.
Adjusted EBITDA
Three and Six Months Ended June 30, 2023 vs. 2022
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.6 billion and $1.7 billion for the full year 2023. We expect improvement in global automobile production over prior year, which will support growth in our Performance Materials reportable segment. In our Performance Chemicals reportable segment we expect growth from the pavement technologies product line as we continue to drive geographic expansion and municipalities take advantage of increased infrastructure spending, partially offset by volume pressure within the industrial specialties product line, primarily in rosin-based products, as well as other industrial end markets. Our Advanced Polymer Technologies reportable segment is expected to see growth in key end markets such as automotive and bioplastics however we expect pressure in other end markets such as footwear.
Adjusted EBITDA is expected to be between $390 million to $420 million for the full year 2023. We expect EBITDA growth for our Performance Materials segment as volumes shift to higher margin automotive carbon due to improved global automotive production. In Performance Chemicals, we expect a significant increase in the cost of CTO, a primary raw material, partially offset by continued growth in the pavement technologies product line. In Advanced Polymer Technologies, we anticipate improved margins on a combination of volume growth in strategic end markets and lower input costs.

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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2023, our undrawn capacity under our revolving credit facility was $116.7 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, and restructuring activities such as our alternative feedstock transition and North Charleston plant transition. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $68.0 million at June 30, 2023. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2023, included $58.4 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Other Potential Liquidity Needs
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500 million of our common stock and rescinded the prior outstanding repurchase authorizations with respect to the shares that remained unused under the prior authorization. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three and six months ended June 30, 2023, we repurchased $58.7 million, inclusive of $0.6 million in excise tax, and $92.1 million, inclusive of $0.8 million in excise tax, in common stock, representing 819,898 and 1,269,373 shares of our common stock at a weighted average cost per share of $70.87 and $71.93, respectively. At June 30, 2023, $353.4 million remained unused under our Board-authorized repurchase program.
During the three and six months ended June 30, 2022, we repurchased $49.5 million and $89.9 million in common stock, representing 719,236 and 1,329,683 shares of our common stock at a weighted average cost per share of $68.72 and $67.59, respectively.
Capital Expenditures
Projected 2023 capital expenditures are $100 - $120 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2023.

Cash flow comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
In millions	2023	2022
Net cash provided by (used in) operating activities	$53.6	$114.8
Net cash provided by (used in) investing activities	(21.5)	(58.6)
Net cash provided by (used in) financing activities	(40.1)	(193.3)
Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $53.6 million for the six months ended June 30, 2023.
Cash provided by (used in) operating activities for the six months ended June 30, 2023 was driven by a net increase in overall working capital of $56.3 million including an increase in trade working capital (accounts receivable, inventory, and accounts payable) of $34.9 million. Cash flow from operations was reduced by an increase in cash interest paid of $11.3 million due to the rising interest rates during 2023 when compared to 2022. This was partially offset by a reduction in tax payments of $3.3 million and increased cash earnings of $3.1 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the six months ended June 30, 2023 was $21.5 million and was primarily driven by capital expenditures of $47.1 million, partially offset by the proceeds from the sale of a strategic investment for $31.4 million. In the six months ended June 30, 2023 and 2022, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending primarily related to our business transformation initiative (see Note 11 within the Condensed Consolidated Financial Statements for more information).

Capital expenditure categories	Six Months Ended June 30,
In millions	2023	2022
Maintenance	$23.4	$27.5
Safety, health and environment	5.5	7.0
Growth and cost improvement	18.2	22.7
Total capital expenditures	$47.1	$57.2
Cash flows provided by (used in) financing activities
Cash used in financing activities in the six months ended June 30, 2023, was $40.1 million and was primarily driven by payments on our revolving credit facility of $144.8 million, the repurchase of common stock of $92.1 million, and tax payments related to withholdings on restricted stock unit vestings of $4.5 million, partially offset by borrowings on our revolving credit facility of $197.8 million. Cash used in financing activities in the six months ended June 30, 2022 was $193.3 million and was primarily driven by payments on long-term borrowings of $628.1 million, payments on revolving credit facility of $256.0 million, the repurchase of common stock of $89.9 million, and tax payments related to withholdings on restricted stock unit vestings of $2.0 million, partially offset by borrowings on our revolving credit facility of $788.0 million.
New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. Recently issued ASUs that are not listed within this Form 10-Q have been assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 21 percent of our net sales in the first six months of 2023. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2023, would have decreased our net sales and income before income taxes by approximately $7.9 million or two percent, and $2.1 million or three percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2022, would have decreased our net sales and income before income taxes by approximately $9.8 million or one percent, and $4.1 million or two percent, respectively.
Interest rate risk
As of June 30, 2023, approximately $881.0 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2023 would have increased our annual interest expense by approximately $8.8 million or ten percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2022 would have increased our interest expense by approximately $5.3 million or 12 percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly crude tall oil ("CTO"), which represented approximately 23 percent of our consolidated cost of sales for the six months ended June 30, 2023. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins could be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers.

Other market risks
Information about our other remaining market risks for the period ended June 30, 2023 does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2022 Annual Report.
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
As of June 30, 2023, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
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
Except as described above, there have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2022 Annual Report for the quarter ended June 30, 2023.
The closure of WestRock’s paper mill in North Charleston may negatively impact our production, financial condition, and results of operations.

On May 2, 2023, WestRock Company (“WestRock”) announced that it will permanently cease operating its paper mill in North Charleston, South Carolina and notified Ingevity that it is terminating the Reciprocal Plant Operating Agreement between WestRock Charleston Kraft LLC and Ingevity South Carolina, LLC dated as of July 1, 2008, as amended (the “RPOA”), effective as of August 31, 2023. WestRock provides certain critical operating services to us at our plant in North Charleston, South Carolina under the RPOA, including steam, water and wastewater. WestRock also disposes of brine, a by-product resulting from our conversion of black liquor soap skimmings into crude tall oil, and provides other non-critical services that support our operations. We may be required to expend significant capital to provide these services ourselves if we are unable to obtain these services from other third parties on a timely and cost-effective basis. The costs associated with replacing these services may be significant and any delay in our ability to replace these services could result in interruptions to our operations, both of which could adversely affect our financial condition and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2023	667,440	$71.07	667,440	$364,052,723
May 1-31, 2023	152,458	$69.97	152,458	$353,384,633
June 1-30, 2023	—	$—	—	$353,384,633
Total	819,898		819,898
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1+†	Performance Chemicals Transformation Restricted Stock Unit Award dated effective as of May 1, 2023 between Ingevity Corporation and Richard A. White.

10.2*	Amended and Restated 2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 4, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).
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
Date: August 3, 2023