Form 10-Q
period 2023-09-30
Ingevity Corp
filed 2023-11-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,231,266 shares of common stock, $0.01 par value, outstanding at October 31, 2023.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2023	2022	2023	2022
Net sales	$446.0	$482.0	$1,320.4	$1,284.7
Cost of sales	317.0	305.7	908.0	820.0
Gross profit	129.0	176.3	412.4	464.7
Selling, general, and administrative expenses	40.0	54.2	140.3	142.9
Research and technical expenses	7.8	7.6	24.6	23.1
Restructuring and other (income) charges, net	24.6	3.3	49.4	10.6
Acquisition-related costs	0.1	1.9	3.8	1.9
Other (income) expense, net	1.3	2.0	(13.9)	(1.0)
Interest expense, net	23.1	11.5	64.3	37.3
Income (loss) before income taxes	32.1	95.8	143.9	249.9
Provision (benefit) for income taxes	6.9	20.4	32.5	53.9
Net income (loss)	$25.2	$75.4	$111.4	$196.0

Per share data
Basic earnings (loss) per share	$0.70	$1.99	$3.05	$5.10
Diluted earnings (loss) per share	0.69	1.98	3.03	5.06

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net income (loss)	$25.2	$75.4	$111.4	$196.0
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(21.4)	(55.3)	(6.9)	(124.9)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of zero, $1.0, zero, $3.2	—	3.4	—	10.7
Total foreign currency adjustments, net of tax provision (benefit) of zero, $1.0, zero, $3.2	(21.4)	(51.9)	(6.9)	(114.2)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.1), $0.8, $(0.8), $3.5	(0.1)	2.7	(2.5)	11.4
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.3, $(0.7), $0.7, $(1.7)	1.1	(2.4)	2.2	(5.7)
Total derivative instruments, net of tax provision (benefit) of $0.2, $0.1, $(0.1), $1.8	1.0	0.3	(0.3)	5.7
Pension & other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	—	0.1	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	—	—	0.1	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $0.2, $1.1, $(0.1), $5.0	(20.4)	(51.6)	(7.1)	(108.4)
Comprehensive income (loss)	$4.8	$23.8	$104.3	$87.6

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Cash and cash equivalents	$84.5	$76.7
Accounts receivable, net of allowance for credit losses of $0.5 - 2023 and $0.5 - 2022	216.6	224.8
Inventories, net	386.7	335.0
Prepaid and other current assets	46.7	42.5
Current assets	734.5	679.0
Property, plant, and equipment, net	800.0	798.6
Operating lease assets, net	68.7	56.6
Goodwill	520.1	518.5
Other intangibles, net	375.6	404.8
Deferred income taxes	6.1	5.7
Restricted investment, net of allowance for credit losses of $0.3 - 2023 and $0.6 - 2022	80.2	78.0
Strategic investments	99.3	109.8
Other assets	82.3	85.5
Total Assets	$2,766.8	$2,736.5
Liabilities
Accounts payable	$197.3	$174.8
Accrued expenses	64.5	54.4
Accrued payroll and employee benefits	16.5	53.3
Current operating lease liabilities	18.4	16.5
Notes payable and current maturities of long-term debt	3.0	0.9
Income taxes payable	5.4	3.6
Current liabilities	305.1	303.5
Long-term debt including finance lease obligations	1,469.7	1,472.5
Noncurrent operating lease liabilities	50.6	40.8
Deferred income taxes	105.0	106.5
Other liabilities	117.7	114.9
Total Liabilities	2,048.1	2,038.2
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding - 2023 and 2022)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; issued: 43,443,512 - 2023 and 43,228,172 - 2022; outstanding: 36,231,063 - 2023 and 37,298,989 - 2022)	0.4	0.4
Additional paid-in capital	162.6	153.0
Retained earnings	1,119.1	1,007.7
Accumulated other comprehensive income (loss)	(53.9)	(46.8)
Treasury stock, common stock, at cost (7,212,449 shares - 2023 and 5,929,183 shares - 2022)	(509.5)	(416.0)
Total Equity	718.7	698.3
Total Liabilities and Equity	$2,766.8	$2,736.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2023	2022
Cash provided by (used in) operating activities:
Net income (loss)	$111.4	$196.0
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	97.7	78.6
Non cash operating lease costs	13.8	13.5
Deferred income taxes	(2.3)	(2.2)
Disposal/impairment of assets	12.6	1.9
LIFO reserve	62.6	10.7
Share-based compensation	8.3	11.1
Gain on sale of strategic investment	(19.3)	—
Other non-cash items	14.8	13.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	6.1	(98.4)
Inventories, net	(118.1)	(63.3)
Prepaid and other current assets	(5.8)	(2.3)
Accounts payable	20.6	48.2
Accrued expenses	9.0	5.3
Accrued payroll and employee benefits	(36.7)	(2.7)
Income taxes	4.2	10.1
Pension contribution	(2.0)	—
Operating leases	(16.6)	(15.5)
Changes in other operating assets and liabilities, net	0.2	10.6
Net cash provided by (used in) operating activities	$160.5	$214.9
Cash provided by (used in) investing activities:
Capital expenditures	$(80.6)	$(93.3)
Proceeds from sale of strategic investment	31.5	—
Purchase of strategic investment	(2.4)	(62.8)
Net investment hedge settlement	—	14.7
Other investing activities, net	(4.8)	(3.3)
Net cash provided by (used in) investing activities	$(56.3)	$(144.7)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility	$237.1	$788.0
Payments on revolving credit facility	(240.1)	(279.0)
Payments on long-term borrowings	—	(628.1)
Debt issuance costs	—	(3.0)
Debt repayment costs	—	(3.8)
Finance lease obligations, net	(0.6)	(0.4)
Borrowings (repayments) of notes payable and other short-term borrowings, net	2.4	—
Tax payments related to withholdings on vested equity awards	(4.8)	(2.2)
Proceeds and withholdings from share-based compensation plans, net	4.7	2.8
Repurchases of common stock under publicly announced plan	(92.1)	(139.2)
Net cash provided by (used in) financing activities	$(93.4)	$(264.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	10.8	(194.7)
Effect of exchange rate changes on cash	(3.0)	(8.6)
Change in cash, cash equivalents, and restricted cash	7.8	(203.3)
Cash, cash equivalents, and restricted cash at beginning of period	77.3	276.1
Cash, cash equivalents, and restricted cash at end of period(1)	$85.1	$72.8

(1)
Includes restricted cash of $0.6 million and $0.5 million and cash and cash equivalents of $84.5 million and $72.3 million at September 30, 2023 and 2022, respectively. Restricted cash is included within "Prepaid and other current assets" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$57.9	$35.9
Cash paid for income taxes, net of refunds	27.9	42.6
Purchases of property, plant, and equipment in accounts payable	6.1	5.1
Leased assets obtained in exchange for new finance lease liabilities	0.2	—
Leased assets obtained in exchange for new operating lease liabilities	26.0	9.2
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 3: Revenues
Disaggregation of Revenue
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Performance Materials segment	$147.2	$144.9	$433.2	$415.7
Performance Chemicals segment	$256.0	$267.6	$725.6	$683.9
Pavement Technologies product line	129.7	88.3	316.4	194.0
Industrial Specialties product line	126.3	179.3	409.2	489.9
Advanced Polymer Technologies segment	$42.8	$69.5	$161.6	$185.1
Net sales	$446.0	$482.0	$1,320.4	$1,284.7
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
North America	$292.4	$291.9	$854.3	$759.7
Asia Pacific	92.4	113.6	264.3	297.3
Europe, Middle East, and Africa	48.6	62.6	167.6	194.0
South America	12.6	13.9	34.2	33.7
Net sales	$446.0	$482.0	$1,320.4	$1,284.7
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

	Contract Asset
	September 30,
In millions	2023	2022
Beginning balance	$6.4	$5.3
Contract asset additions	13.2	14.3
Reclassification to accounts receivable, billed to customers	(11.7)	(13.4)
Ending balance (1)	$7.9	$6.2
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
September 30, 2023
(Unaudited)

fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2023
Assets:
Deferred compensation plan investments (4)	$2.4	$—	$—	$2.4
Total assets	$2.4	$—	$—	$2.4
Liabilities:
Deferred compensation arrangement (4)	$15.1	$—	$—	$15.1
Total liabilities	$15.1	$—	$—	$15.1
December 31, 2022
Assets:
Deferred compensation plan investments (4)	$1.1	$—	$—	$1.1
Total assets	$1.1	$—	$—	$1.1
Liabilities:
Deferred compensation arrangement (4)	$12.5	$—	$—	$12.5
Total liabilities	$12.5	$—	$—	$12.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement, through which we hold various investment securities. Both the asset and liability are recorded at fair value, and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also have company-owned life insurance ("COLI") related to the deferred compensation arrangement. COLI is recorded at cash surrender value and included in "Other assets" on the condensed consolidated balance sheets in the amount of $13.8 million and $13.3 million at September 30, 2023 and December 31, 2022, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements in the condensed consolidated balance sheet during the quarters ended September 30, 2023, and December 31, 2022.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $16.1 million and $28.2 million at September 30, 2023 and December 31, 2022, respectively. During the first quarter of 2023, we sold a strategic equity method investment for $31.5 million, resulting in a $19.3 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statement of operations. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended September 30, 2023 and December 31, 2022.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $83.2 million and $80.8 million at September 30, 2023 and December 31, 2022, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the periods ended September 30, 2023 and December 31, 2022.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Restricted Investment
At September 30, 2023 and December 31, 2022, the carrying value of our restricted investment, which is accounted for as held-to-maturity ("HTM") and therefore recorded at amortized costs, was $80.2 million and $78.0 million, net of an allowance for credit losses of $0.3 million and $0.6 million, and included cash of $9.1 million and $7.0 million, respectively. The fair value at September 30, 2023 and December 31, 2022 was $76.4 million and $74.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA	AA-	A	A-	BBB+	Total
September 30, 2023	$13.3	—	10.4	13.2	24.4	10.1	$71.4
December 31, 2022	$13.4	—	10.5	13.2	14.1	20.4	$71.6
Debt and Finance Lease Obligations
At September 30, 2023 and December 31, 2022, the carrying value of finance lease obligations was $101.3 million and $101.9 million, respectively, and the fair value was $103.6 million and $106.2 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky, manufacturing site is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying amount, excluding debt issuance fees, of our variable interest rate long-term debt was $825.0 million and $828.0 million as of September 30, 2023 and December 31, 2022, respectively. The carrying value is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
At September 30, 2023 and December 31, 2022, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $453.9 million and $471.8 million, respectively, based on Level 2 inputs.

Note 5: Inventories, net

In millions	September 30, 2023	December 31, 2022
Raw materials	$172.9	$106.7
Production materials, stores, and supplies	29.9	27.9
Finished and in-process goods	274.3	228.2
Subtotal	$477.1	$362.8
Less: LIFO reserve (1)	(90.4)	(27.8)
Inventories, net	$386.7	$335.0
__________
(1) The increase in the LIFO balance in 2023 is primarily attributable to the significant inflation in the price of crude tall oil ("CTO") which is the primary raw material for our Performance Chemicals reportable segment.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 6: Property, Plant, and Equipment, net

In millions	September 30, 2023	December 31, 2022
Machinery and equipment	$1,218.1	$1,162.7
Buildings and leasehold improvements	210.5	200.9
Land and land improvements	26.3	24.9
Construction in progress	110.9	120.9
Total cost	$1,565.8	$1,509.4
Less: accumulated depreciation	(765.8)	(710.8)
Property, plant, and equipment, net	$800.0	$798.6
Note 7: Goodwill and Other Intangible Assets, net
Goodwill
As described in Note 1, we reorganized our segment reporting structure to increase transparency for our investors and better align with the markets and customers we serve through each of our segments. This structure is also consistent with the manner in which information is presently used internally by our chief operating decision maker to evaluate performance and make resource allocation decisions. This reportable segment change impacted the identification of our Performance Chemicals reporting unit, resulting in two reporting units, Performance Chemicals and Advanced Polymer Technologies.
We have reallocated goodwill as of January 1, 2023 to align to our new reporting unit structure by using a relative fair value approach and tested goodwill for impairment immediately before and after the realignment; no impairment was identified.

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2022	$4.3	$514.2	$—	$518.5
Segment change reallocation	—	(165.0)	165.0	—
Foreign currency translation	—	—	1.6	1.6
September 30, 2023	$4.3	$349.2	$166.6	$520.1
During the third quarter of 2023, continued reduction in demand in industrial end markets has negatively impacted our ability to offset elevated CTO costs through pricing actions within our Performance Chemicals’ reportable segment, particularly in our industrial specialties product line. CTO is essential to our industrial specialties and some of our pavement technologies product lines within our Performance Chemicals reportable segment. As a result, we concluded that a triggering event occurred for our Performance Chemicals’ reporting unit, and we performed an analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of September 1, 2023. Our analysis included significant assumptions such as: revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate which are judgmental and variations in any assumptions could result in materially different calculations of fair value. Based on our analysis, the headroom associated with our Performance Chemicals’ reporting unit, which is defined as the percentage difference between the fair value of a reporting unit and its carrying value, is 19 percent at September 30, 2023. Consequently, we concluded that there was no impairment for the quarter ended September 30, 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2022	$388.5	$89.2	$88.5	$566.2
Foreign currency translation	1.4	0.6	0.6	2.6
September 30, 2023	$389.9	$89.8	$89.1	$568.8
Accumulated Amortization
December 31, 2022	$(113.8)	$(23.9)	$(23.7)	$(161.4)
Amortization	(20.0)	(4.3)	(7.1)	(31.4)
Foreign currency translation	(0.3)	—	(0.1)	(0.4)
September 30, 2023	$(134.1)	$(28.2)	$(30.9)	$(193.2)
Other intangibles, net	$255.8	$61.6	$58.2	$375.6
_______________
(1) Represents trademarks, trade names, and know-how.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	September 30, 2023	December 31, 2022
Performance Materials	$1.5	$1.7
Performance Chemicals	180.7	198.0
Advanced Polymer Technologies	193.4	205.1
Other intangibles, net	$375.6	$404.8
Amortization expense related to our intangible assets is included in Selling, general and administrative expenses on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2023, we recognized amortization expense of $10.5 million and $31.4 million, respectively, and during the three and nine months ended September 30, 2022, we recognized amortization expense of $7.9 million and $23.8 million, respectively. The increase in amortization expense in 2023 as compared to 2022 was due to the Ozark Materials, LLC (“OM”), and Ozark Logistics, LLC (“OL” and, together with OM, “Ozark Materials”) acquisition as further described in Note 16.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $10.5 million for the remainder of 2023, 2024 - $41.6 million, 2025 - $41.3 million, 2026 - $40.6 million, and 2027 - $40.6 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Net Investment Hedges
In the third quarter of 2022, we terminated our fixed-to-fixed cross-currency interest rate swaps, accounted for as net investment hedges. During the three and nine months ended September 30, 2023, we recognized net interest income associated with this financial instrument of zero and zero, respectively, and during the three and nine months ended September 30, 2022, we recognized net interest income associated with this financial instrument of $0.1 million and $2.8 million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of September 30, 2023, there were $6.0 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of $0.1 million and $(0.5) million at September 30, 2023 and December 31, 2022, respectively.
Commodity Price Risk Management
As of September 30, 2023, we had 0.8 million and 0.1 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of September 30, 2023, open commodity contracts hedge forecasted transactions until May 2024. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2023 and December 31, 2022, was a net asset (liability) of $(0.8) million and $(1.6) million, respectively.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Three Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedging derivatives
Currency exchange contracts	$0.1	$0.5	$(0.2)	$0.8	Net sales
Natural gas contracts	(0.3)	3.0	(1.2)	2.3	Cost of sales
Interest rate swap contracts	—	—	—	—	Interest expense, net
Total	$(0.2)	$3.5	$(1.4)	$3.1

	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
	2023	2022	2023	2022
Net investment hedging derivative
Currency exchange contracts(1)	$—	$4.4	$—	$0.1	Interest expense, net
Total	$—	$4.4	$—	$0.1

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income		Location of Gain (Loss) Reclassified from AOCI in Net income
	Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedging derivatives
Currency exchange contracts	$—	$1.8	$(0.7)	$1.6	Net sales
Natural gas contracts	(3.3)	7.4	(2.2)	4.1	Cost of sales
Interest rate swap contracts	—	5.7	—	1.7	Interest expense, net
Total	$(3.3)	$14.9	$(2.9)	$7.4

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment hedging derivative
Currency exchange contracts (1)	$—	$13.9	$—	$2.8	Interest expense, net
Total	$—	$13.9	$—	$2.8
__________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $2.1 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of September 30, 2023, or December 31, 2022.

	September 30, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Currency exchange contracts(5)	$—	$0.4	$—	$0.4
Natural gas contracts (5)	—	0.8	—	0.8
Total liabilities	$—	$1.2	$—	$1.2

	December 31, 2022
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Liabilities:
Natural gas contracts (5)	$—	$1.6	$—	$1.6
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$2.1	$—	$2.1
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	September 30, 2023	December 31, 2022
Revolving Credit Facility and other lines of credit (1)	$825.0	$828.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations	101.3	101.9
Other notes payable	2.0	—
Total debt including finance lease obligations	$1,478.3	$1,479.9
Less: debt issuance costs	5.6	6.5
Total debt, including finance lease obligations, net of debt issuance costs	$1,472.7	$1,473.4
Less: debt maturing within one year (2)	3.0	0.9
Long-term debt including finance lease obligations	$1,469.7	$1,472.5
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.3 million and $2.3 million and available funds under the facility were $172.7 million and $169.7 million at September 30, 2023 and December 31, 2022, respectively.
(2) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our Senior Notes indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of September 30, 2023.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended September 30, 2023 was 2.5, and our actual interest coverage for the four consecutive quarters ended September 30, 2023 was 6.8. We were in compliance with all covenants under the credit agreement at September 30, 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 10: Equity
The tables below provide a roll forward of equity.

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	50.7	—	—	50.7
Other comprehensive income (loss)	—	—	—	—	8.0	—	8.0
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	41	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.5)	(4.5)
Share repurchase program	—	—	—	—	—	(33.4)	(33.4)
Share-based compensation plans	—	—	3.7	—	—	0.7	4.4
Balance at March 31, 2023	43,408	$0.4	$158.9	$1,058.4	$(38.8)	$(453.2)	$725.7
Net income (loss)	—	—	—	35.5	—	—	35.5
Other comprehensive income (loss)	—	—	—	—	5.3	—	5.3
Common stock issued	22	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	—	—
Share repurchase program	—	—	—	—	—	(58.7)	(58.7)
Share-based compensation plans	—	—	4.7	—	—	1.6	6.3
Balance at June 30, 2023	43,430	$0.4	$163.6	$1,093.9	$(33.5)	$(510.3)	$714.1
Net income (loss)	—	—	—	25.2	—	—	25.2
Other comprehensive income (loss)	—	—	—	—	(20.4)	—	(20.4)
Common stock issued	13	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share repurchase program	—	—	—	—	—	—	—
Share-based compensation plans	—	—	(1.0)	—	—	1.0	—
Balance at September 30, 2023	43,443	$0.4	$162.6	$1,119.1	$(53.9)	$(509.5)	$718.7

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Foreign currency translation
Beginning balance	$(31.3)	$(43.9)	$(45.8)	$18.4
Net gains (losses) on foreign currency translation	(21.4)	(55.3)	(6.9)	(124.9)
Gains (losses) on net investment hedges	—	4.4	—	13.9
Less: tax provision (benefit)	—	1.0	—	3.2
Net gains (losses) on net investment hedges	—	3.4	—	10.7
Other comprehensive income (loss), net of tax	(21.4)	(51.9)	(6.9)	(114.2)
Ending balance	$(52.7)	$(95.8)	$(52.7)	$(95.8)

Derivative instruments
Beginning balance	$(2.7)	$3.3	$(1.4)	$(2.1)
Gains (losses) on derivative instruments	(0.2)	3.5	(3.3)	14.9
Less: tax provision (benefit)	(0.1)	0.8	(0.8)	3.5
Net gains (losses) on derivative instruments	(0.1)	2.7	(2.5)	11.4
(Gains) losses reclassified to net income	1.4	(3.1)	2.9	(7.4)
Less: tax (provision) benefit	0.3	(0.7)	0.7	(1.7)
Net (gains) losses reclassified to net income	1.1	(2.4)	2.2	(5.7)
Other comprehensive income (loss), net of tax	1.0	0.3	(0.3)	5.7
Ending balance	$(1.7)	$3.6	$(1.7)	$3.6

Pension and other postretirement benefits
Beginning balance	$0.5	$(3.1)	$0.4	$(3.2)
Unrealized actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Less: tax provision (benefit)	—	—	—	—
Net actuarial gains (losses) and prior service (costs) credits	—	—	—	—
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	0.1	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	—	0.1	0.1
Other comprehensive income (loss), net of tax	—	—	0.1	0.1
Ending balance	$0.5	$(3.1)	$0.5	$(3.1)

Total AOCI ending balance at September 30	$(53.9)	$(95.3)	$(53.9)	$(95.3)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Derivative instruments
Currency exchange contracts (1)	$(0.2)	$0.8	$(0.7)	$1.6
Natural gas contracts (2)	(1.2)	2.3	(2.2)	4.1
Net investment hedge contract(3)	—	—	—	1.7
Total before tax	(1.4)	3.1	(2.9)	7.4
(Provision) benefit for income taxes	0.3	(0.7)	0.7	(1.7)
Amount included in net income (loss)	$(1.1)	$2.4	$(2.2)	$5.7

Pension and other post retirement benefits
Amortization of prior service costs (2)	$—	$—	$0.1	$0.1
Total before tax	—	—	0.1	0.1
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$—	$0.1	$0.1
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
During the three and nine months ended September 30, 2023, we repurchased zero and $92.1 million, inclusive of $0.8 million in excise tax, in common stock, representing zero and 1,269,373 shares of our common stock at a weighted average cost per share of zero and $71.93, respectively. At September 30, 2023, $353.4 million remained unused under our Board-authorized repurchase program.
During the three and nine months ended September 30, 2022, we repurchased $49.3 million and $139.2 million in common stock, representing 697,523 and 2,027,206 shares of our common stock at a weighted average cost per share of $70.75 and $68.68, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Severance and other employee-related costs(1)	$1.5	$—	$8.9	$—
Other(2)	—	—	2.7	—
Restructuring charges	1.5	—	11.6	—
Alternative Feedstock Transition	11.8	—	18.4	—
North Charleston Plant Transition	9.8	—	12.7	—
Business transformation costs	1.5	3.3	6.7	10.6
Other (income) charges, net	23.1	3.3	37.8	10.6
Total restructuring and other (income) charges, net	$24.6	$3.3	$49.4	$10.6
_______________
(1) Represents severance and employee benefit charges.
(2) Primarily represents other miscellaneous exit costs.

Restructuring Charges
Beginning in the first quarter of 2023, we initiated several measures to pursue greater cost efficiency which included a reorganization to streamline certain functions and reduce ongoing costs. During the second and third quarters, we expanded our cost reduction actions to reorganize our operations and in the fourth quarter we announced further actions as described in Note 17. The combined restructuring program is expected to cost approximately $12-14 million and is expected to be completed over the remainder of 2023. During the three and nine months ended September 30, 2023, we recorded $1.5 million and $8.9 million in severance and other employee-related costs and zero and $2.7 million in other restructuring charges, including asset write-offs associated with our reorganization, respectively.
Restructuring Reserves
Restructuring reserves which are included within Accrued expenses on the condensed consolidated balance sheets were $3.2 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively.
Other (income) charges, net
Alternative Fatty Acid Transition
In April 2023, we began the feedstock transition of our Crossett, Arkansas manufacturing plant (“Crossett”). This transition will convert Crossett from a CTO based feedstock production facility to produce fatty acids from alternative plant based feedstocks. To initiate this transition, we halted all production at Crossett in April.
During the three and nine months ended September 30, 2023, we incurred $11.8 million and $18.4 million in costs, respectively. We expect to incur approximately $20-25 million of expense in 2023, representing non-capital retooling and stranded costs, with modest levels of capital expenditure.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

We expect to incur approximately $15-20 million of non-capital transition costs in 2023 as we continue to transition those shared services and minimize disruption to our operations and are continuing to evaluate the future impact. During the three and nine months ended September 30, 2023, we incurred $9.8 million and $12.7 million in costs, respectively.
Business transformation costs
We embarked upon a business transformation initiative that includes the implementation of an upgraded enterprise resource planning ("ERP") system. The implementation of our new ERP occurred in multiple phases beginning with our pilot deployment which occurred during the first quarter of 2022 and concluded with our final deployment in the first quarter of 2023. Costs incurred, during the three and nine months ended September 30, 2023, totaled $1.5 million and $6.7 million, respectively, and during the three and nine months ended September 30, 2022, totaled $3.3 million and $10.6 million, respectively. Costs are directly associated with the business transformation initiative that, in accordance with GAAP, cannot be capitalized. We expect to complete this initiative by the end of 2023 and anticipate incurring an additional $1-2 million in non-capitalizable costs.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate	21.5%	21.3%	22.6%	21.6%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2023			2022
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$32.1	$6.9	21.5%	$95.8	$20.4	21.3%
Discrete items:
Restructuring and other (income) charges, net (1)	1.5	0.4		—	—
Sale of strategic investment (2)	(0.1)	—		—	—
Other tax only discrete items	—	2.3		—	(0.3)
Total discrete items	1.4	2.7		—	(0.3)
Consolidated operations, before discrete items	$33.5	$9.6		$95.8	$20.1
EAETR (3)			28.7%			21.0%

	Nine Months Ended September 30,
	2023			2022
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$143.9	$32.5	22.6%	$249.9	$53.9	21.6%
Discrete items:
Restructuring and other (income) charges, net (1)	8.9	2.1		—	—
Sale of strategic investment (2)	(19.3)	(4.5)		—	—
Other tax only discrete items	—	2.8		—	(1.1)
Total discrete items	(10.4)	0.4		—	(1.1)
Consolidated operations, before discrete items	$133.5	$32.9		$249.9	$52.8
EAETR (3)			24.6%			21.1%
_______________
(1) See Note 11 for further information.
(2) See Note 4 for further information.
(3) Increase in EAETR for three and nine months ended September 30, 2023, as compared to September 30, 2022, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, a significant decrease in the foreign derived intangible income benefit, and the corporate tax rate in the UK increasing from 19% to 25% on April 1, 2023. Furthermore, changes in estimates used in the EAETR during the third quarter of 2023 as compared to the second quarter of 2023 attributed to the increase in the EAETR during the three months ended September 30, 2023.
At September 30, 2023 and December 31, 2022, we had deferred tax assets of $10.3 million and $9.2 million, respectively, resulting from certain historical net operating losses from our Brazil and China operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2023, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Undistributed earnings of Ingevity’s foreign subsidiaries have historically been indefinitely reinvested offshore. Management does not currently expect to repatriate cash earnings from our foreign operations to fund U.S. operations; however, during the second quarter of 2023, we determined that the current year's earnings of our China subsidiaries are no longer permanently reinvested. No deferred tax liability was recorded as a result of this change in our assertion, as the impacts will be captured in the year current earnings are distributed.
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
As of September 30, 2023, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2022 Annual Report. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheet as of September 30, 2023. In addition, as a result of the judgment being officially entered on May 18, 2023, we have started accruing for the post-judgment interest. The amount of any liability we may ultimately incur could be more or less than the amount accrued.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales
Performance Materials	$147.2	$144.9	$433.2	$415.7
Performance Chemicals	256.0	267.6	725.6	683.9
Advanced Polymer Technologies	42.8	69.5	161.6	185.1
Total net sales (1)	$446.0	$482.0	$1,320.4	$1,284.7

Segment EBITDA (2)
Performance Materials	$74.5	$61.2	$208.5	$194.7
Performance Chemicals	24.7	65.7	89.9	158.2
Advanced Polymer Technologies	11.2	11.3	36.6	25.4
Total Segment EBITDA (2)	$110.4	$138.2	$335.0	$378.3
Interest expense, net	(23.1)	(11.5)	(64.3)	(37.3)
(Provision) benefit for income taxes	(6.9)	(20.4)	(32.5)	(53.9)
Depreciation and amortization - Performance Materials	(9.5)	(8.9)	(28.7)	(26.7)
Depreciation and amortization - Performance Chemicals	(17.8)	(9.7)	(45.6)	(29.4)
Depreciation and amortization - Advanced Polymer Technologies	(7.9)	(7.1)	(23.4)	(22.5)
Restructuring and other income (charges), net (3), (6)	(20.0)	(3.3)	(43.8)	(10.6)
Acquisition and other-related costs (4)	(0.1)	(1.9)	(4.6)	(1.9)
Gain on sale of strategic investment (5)	0.1	—	19.3	—
Net income (loss)	$25.2	$75.4	$111.4	$196.0
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
(3) For the three and nine months ended September 30, 2023, charges of $1.3 million and $7.5 million relate to the Performance Materials segment, charges of $18.3 million and $34.0 million relate to the Performance Chemicals segment, and charges of $0.4 million and $2.3 million relate to the Advanced Polymer Technologies segment, respectively. For the three and nine months ended September 30, 2022, charges of $1.1 million and $3.7 million relate to the Performance Materials segment, charges of $1.7 million and $5.4 million relate to the Performance Chemicals segment, and charges of $0.5 million and $1.5 million relate to the Advanced Polymer Technologies segment, respectively. For more detail on the charges incurred see Note 11.
(4) For the three and nine months ended September 30, 2023 and September 30, 2022, all charges relate to the acquisition and integration of Ozark Materials into the Performance Chemicals segment. For more detail see Note 16.
(5) For the three and nine months ended September 30, 2023, gain on sale of strategic investment relates to the Performance Materials segment. For more detail see Note 4.
(6) Excludes $4.6 million and $5.6 million of depreciation and amortization for the three and nine months ended September 30, 2023, relating to the alternative feedstock transition and North Charleston plant transition within our Performance Chemicals reportable segment. Refer to Note 11 for more information.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except share and per share data	2023	2022	2023	2022
Net income (loss)	$25.2	$75.4	$111.4	$196.0

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$0.70	$1.99	$3.05	$5.10
Diluted earnings (loss) per share	0.69	1.98	3.03	5.06

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,225	37,839	36,585	38,451
Weighted average additional shares assuming conversion of potential common shares	162	295	226	269
Shares - diluted basis	36,387	38,134	36,811	38,720
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Average number of potential common shares - antidilutive	491	209	400	204
Note 16: Acquisitions
Ozark Materials
On October 3, 2022, we completed our acquisition of Ozark Materials, pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”), by and among Ingevity, Ozark Materials and Ozark Holdings, Inc. (“Seller”). In accordance with the Purchase Agreement, we acquired from Seller, all of the issued and outstanding limited liability company membership interests of Ozark Materials for a purchase price of $325.0 million, subject to customary adjustments for working capital, indebtedness and transaction expenses (the "Acquisition"). The Acquisition has been integrated into our Performance Chemicals segment and is included within our pavement technologies product line. We funded the Acquisition through a combination of borrowings under our existing credit facilities and cash on hand.
The Acquisition is not considered significant to our condensed consolidated financial statements for the three and nine months ended September 30, 2023; therefore, proforma results of operations have not been presented.
Purchase Price Allocation
Ozark Materials is considered an acquisition of a business under business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. See Note 4 for an additional explanation of Level 2 and Level 3 inputs. We finalized the purchase price allocation in the third quarter of 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
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
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.8 million, of which zero and $0.8 million was expensed in the three and nine months ended September 30, 2023. The expense is included within "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(2) The aggregate amortization expense was $2.7 million and $8.2 million for the three and nine months ended September 30, 2023. Estimated amortization expense is as follows: $2.7 million for the remainder of 2023, 2024 - $10.9 million, 2025 - $10.7 million, 2026 - $10.0 million, and 2027 - $10.0 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Legal and professional service fees	$0.1	$1.9	$3.8	$1.9
Acquisition-related costs	0.1	1.9	3.8	1.9
Inventory fair value step-up amortization (1)	—	—	0.8	—
Acquisition and other-related costs	$0.1	$1.9	$4.6	$1.9
_______________
(1) Included within "Cost of sales" on the consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)

Note 17: Subsequent Events
On November 1, 2023, we announced a number of strategic actions designed to further reposition our Performance Chemicals segment to improve the profitability and reduce the cyclicality of the Performance Chemicals business and the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals product lines such as Pavement Technologies and accelerate our transition to non-CTO-based fatty acids. The announced actions include the permanent closure of our Performance Chemicals manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”) as well as additional corporate and business cost reduction actions. We expect to close the DeRidder Plant by the end of the first half of 2024.
We expect to incur aggregate charges of approximately $280.0 million associated with these actions, consisting of approximately $180.0 million in asset-related charges, approximately $15.0 million in severance and other employee-related costs, and approximately $85.0 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. We expect approximately $180.0 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized by the end of the first half of 2024. Excluded from the $280.0 million of estimated aggregate charges are potential costs we may incur associated with excess volumes of CTO that we may be obligated to purchase through October 2025 under existing long-term CTO supply contracts. We intend to manage our CTO inventories by reselling excess volumes in the open market which, based on what we believe to be market rates today, may result in $30.0 million to $80.0 million of incremental losses in 2024.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2022 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•the anticipated timing, charges and costs of the closure of our DeRidder, Louisiana plant may differ materially from our estimates due to events that may occur as a result of, or in connection with, the plant closure;
•we may be adversely affected by general global economic, geopolitical, and financial conditions beyond our control, including inflation and the Russia-Ukraine war and the Israel-Gaza war;
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
•adverse conditions in cyclical end markets may continue to adversely affect demand for our products;
•our Performance Chemicals segment is highly dependent on crude tall oil ("CTO") which is limited in supply and subject to price increases that have negatively impacted the business and will continue to do so if our ability to pass through such price increases remains limited;

•lack of access to raw materials upon which we depend would impact our ability to produce our products;
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
Recent Developments
Performance Chemicals Repositioning
On November 1, 2023, we announced a number of strategic actions designed to further reposition our Performance Chemicals segment to improve the profitability and reduce the cyclicality of the Performance Chemicals business and the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals businesses such as Pavement Technologies and accelerate our transition to non-CTO-based fatty acids. The announced actions include the permanent closure of our Performance Chemicals manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”) as well as additional corporate and business cost reduction actions. We expect to close the DeRidder Plant by the end of the first half of 2024.
We expect to incur aggregate charges of approximately $280.0 million associated with these actions, consisting of approximately $180.0 million in asset-related charges, approximately $15.0 million in severance and other employee-related costs, and approximately $85.0 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. We expect approximately $180.0 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized by the end of the first half of 2024.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Supply Agreements

On November 1, 2023, Ingevity Corporation (the “Company”), and WestRock Shared Services, LLC and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (“WestRock”), entered into Amendment No.1 (the “Amendment”) to that certain Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated as of March 20, 2023, by and between the Company and WestRock.
Performance Chemicals Reporting Unit
During the third quarter of 2023, continued reduction in demand in industrial end markets has negatively impacted our ability to offset elevated crude tall oil (“CTO”) costs through pricing actions within our Performance Chemicals’ reportable segment, particularly in our industrial specialties product line. CTO is essential to our industrial specialties and some of our pavement technologies product lines within our Performance Chemicals reportable segment. As a result, we concluded that a triggering event occurred for our Performance Chemicals’ reporting unit, and we performed an analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of September 1, 2023. Our analysis included significant assumptions such as: revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate which are judgmental and variations in any assumptions could result in materially different calculations of fair value. Based on our analysis, the headroom associated with our Performance Chemicals’ reporting unit, which is defined as the percentage difference between the fair value of a reporting unit and its carrying value, is currently 19 percent. Consequently, we concluded that there was no impairment for the quarter ended September 30, 2023.

	Performance Chemicals Reporting Unit - Headroom Sensitivity Analysis
	Reporting Unit Fair Value	Revenue Growth Rate Declines by 100 Bps	EBITDA Margin Declines by 100 Bps	Discount Rate increases by 100 Bps
Headroom	19%	14%	14%	7%

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$446.0	$482.0	$1,320.4	$1,284.7
Cost of sales	317.0	305.7	908.0	820.0
Gross profit	129.0	176.3	412.4	464.7
Selling, general, and administrative expenses	40.0	54.2	140.3	142.9
Research and technical expenses	7.8	7.6	24.6	23.1
Restructuring and other (income) charges, net	24.6	3.3	49.4	10.6
Acquisition-related costs	0.1	1.9	3.8	1.9
Other (income) expense, net	1.3	2.0	(13.9)	(1.0)
Interest expense, net	23.1	11.5	64.3	37.3
Income (loss) before income taxes	32.1	95.8	143.9	249.9
Provision (benefit) for income taxes	6.9	20.4	32.5	53.9
Net income (loss)	$25.2	$75.4	$111.4	$196.0
Net sales
The table below shows the 2023 Net sales and variances from 2022:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended September 30, 2023 vs. 2022	$482.0	(72.1)	38.3	(2.2)	$446.0
Nine months ended September 30, 2023 vs. 2022	$1,284.7	(97.1)	142.4	(9.6)	$1,320.4
Three Months Ended September 30, 2023 vs. 2022
The sales decrease of $36.0 million in 2023 was driven by unfavorable volume decline of $72.1 million (15 percent) primarily within our Performance Chemicals and Advanced Polymers Technologies reportable segments and unfavorable foreign currency exchange of $2.2 million (zero percent). These unfavorable impacts to Net sales were partially offset by favorable price/mix of $38.3 million (eight percent) across all segments.
Nine Months Ended September 30, 2023 vs. 2022
The sales increase of $35.7 million in 2023 was driven by favorable price/mix of $142.4 million (11 percent) across all segments, partially offset by unfavorable volume decline, particularly in our Performance Chemicals' Industrial Specialties product line and Advanced Polymer Technologies, for a combined impact of $97.1 million (eight percent), and unfavorable foreign currency exchange of $9.6 million (one percent).

Gross Profit
Three Months Ended September 30, 2023 vs. 2022
Gross profit decrease of $47.3 million was driven by increased manufacturing costs of $42.6 million due to raw material inflationary pressures, primarily CTO within our industrial specialties product line, and unfavorable sales volume of $36.7 million, primarily driven by our Performance Chemicals and Advanced Polymer Technologies reportable segments. The decrease was partially offset by favorable pricing and product mix of $26.9 million, and favorable foreign currency exchange of $5.1 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Nine Months Ended September 30, 2023 vs. 2022
Gross profit decrease of $52.3 million was driven by increased manufacturing costs of $140.2 million due to raw material inflationary pressures, primarily CTO within our industrial specialties product line in our Performance Chemicals reportable segment, and unfavorable sales volume of $44.3 million. The decrease was partially offset by pricing improvements and favorable mix of $127.4 million primarily driven by our industrial specialties product line, and favorable foreign currency exchange of $4.8 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended September 30, 2023 vs. 2022
Selling, general and administrative expenses ("SG&A") were $40.0 million (nine percent of Net sales) and $54.2 million (11 percent of Net sales) for the three months ended September 30, 2023 and 2022, respectively. The decrease in SG&A as a percentage of Net sales was driven by lower employee-related costs of $12.0 million, and decreased travel and other miscellaneous costs of $5.1 million, partially offset by increased amortization expense of $2.9 million primarily driven by the Ozark Materials, LLC and Ozark Logistics, LLC (collectively, "Ozark Materials") acquisition.
Nine Months Ended September 30, 2023 vs. 2022
Selling, general and administrative expenses ("SG&A") were $140.3 million (11 percent of Net sales) and $142.9 million (11 percent of Net sales) for the nine months ended September 30, 2023 and 2022, respectively. SG&A as a percentage of Net sales was unchanged as the impact of increased amortization costs of $9.2 million, primarily driven by the Ozark Materials acquisition, was offset by decreased employee-related costs of $7.0 million, and decreased travel and other miscellaneous costs of $4.8 million.
Research and technical expenses
Three Months Ended September 30, 2023 vs. 2022
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.7 percent from 1.6 percent for the three months ended September 30, 2023 and 2022, respectively.
Nine Months Ended September 30, 2023 vs. 2022
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.9 percent from 1.8 percent for the nine months ended September 30, 2023 and 2022, respectively.

Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2023 vs. 2022
Restructuring and other (income) charges, net were $24.6 million and $49.4 million for the three and nine months ended September 30, 2023, respectively, and $3.3 million and $10.6 million for the three and nine months ended September 30, 2022, respectively. Severance and other employee-related costs increased $1.5 million and $8.9 million, and other restructuring charges increased zero and $2.7 million, respectively. Additionally, alternative fatty acid transition costs increased $11.8 million and $18.4 million, and costs associated with the North Charleston plant transition increased $9.8 million and $12.7 million, both for the three and nine months ended September 30, 2023, respectively. The increase was partially offset by a $1.8 million and $3.9 million decrease related to our business transformation initiative for the three and nine months ended September 30, 2023, respectively. See Note 11 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three and Nine Months Ended September 30, 2023 vs. 2022
Acquisition-related costs were $0.1 million and $3.8 million for the three and nine months ended September 30, 2023, respectively, and $1.9 million for the three and nine months ended September 30, 2022, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals segment. See Note 16 within the Condensed Consolidated Financial Statements for more information.
Other (income) expense, net
Three and Nine Months Ended September 30, 2023 vs. 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Foreign currency exchange (income) loss	$1.7	$1.2	$4.4	$1.6
Gain on sale of strategic investment	(0.1)	—	(19.3)	—
Other (income) expense, net	(0.3)	0.8	1.0	(2.6)
Total Other (income) expense, net	$1.3	$2.0	$(13.9)	$(1.0)
Interest expense, net
Three and Nine Months Ended September 30, 2023 vs. 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Finance lease obligations	$1.9	$1.8	$5.5	$5.5
Revolving credit and term loan facilities (1)	15.0	5.4	43.2	11.5
Senior notes (1)	5.6	5.6	16.8	27.5
Litigation related interest expense (2)	1.3	—	1.7	—
Other interest (income) expense, net	(0.7)	(1.3)	(2.9)	(7.2)
Total Interest expense, net	$23.1	$11.5	$64.3	$37.3
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.
(2) See Note 13 within the Condensed Consolidated Financial Statements for more information.

Provision (benefit) for income taxes
Three and Nine Months Ended September 30, 2023 vs. 2022
For the three months ended September 30, 2023 and 2022, our effective tax rate was 21.5 percent and 21.3 percent, respectively. Excluding discrete items, the effective rate was 28.7 percent compared to 21.0 percent in the three months ended September 30, 2023 and 2022, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.
For the nine months ended September 30, 2023 and 2022, our effective tax rate was 22.6 percent and 21.6 percent, respectively. Excluding discrete items, the effective rate was 24.6 percent compared to 21.1 percent in the nine months ended September 30, 2023 and 2022, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.

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
Performance Materials
Performance Summary
Sales in our Performance Materials segment increased compared to the prior year quarter, mainly due to increased sales of automotive carbon in North America and Asia Pacific. Segment EBITDA growth was driven primarily by product mix and lower SG&A.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Performance Materials - Net sales	$147.2	$144.9	$433.2	$415.7
Segment EBITDA	$74.5	$61.2	$208.5	$194.7
Net Sales Comparison of Three and Nine Months Ended September 30, 2023 and September 30, 2022:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2023 vs. 2022	$144.9	(2.4)	8.0	(3.3)	$147.2
Nine months ended September 30, 2023 vs. 2022	$415.7	3.4	23.4	(9.3)	$433.2
Three Months Ended September 30, 2023 vs. 2022
Segment net sales. The increase of $2.3 million in 2023 was driven by favorable mix of $8.0 million (six percent), partially offset by unfavorable foreign currency exchange of $3.3 million (two percent) and a volume decrease of $2.4 million (two percent).
Segment EBITDA. The increase of $13.3 million in 2023 was driven by the increase in sales as noted above, decreased SG&A and research and technical expenses of $6.8 million, favorable mix of $3.4 million, decreased manufacturing costs of $2.8 million, and favorable foreign currency exchange of $1.7 million. The increase was partially offset by a volume decrease of $1.4 million.
Nine Months Ended September 30, 2023 vs. 2022
Segment net sales. The increase of $17.5 million in 2023 was driven by favorable mix of $23.4 million (six percent) and a volume increase of $3.4 million (one percent). The increase was partially offset by unfavorable foreign currency exchange of $9.3 million (two percent).
Segment EBITDA. The increase of $13.8 million in 2023 was driven by the increase in sales as noted above, favorable mix of $16.3 million, decreased SG&A and research and technical expenses of $7.7 million, and a volume increase of

$2.7 million. The increase was partially offset by increased manufacturing costs of $11.7 million, and unfavorable foreign currency exchange of $1.2 million.
Performance Chemicals
Performance Summary
Sales in our Performance Chemicals segment decreased compared to the prior year quarter, primarily due to lower volume in our industrial specialties product line. The segment EBITDA decline is primarily due to higher raw material costs, specifically CTO.
Pavement technologies sales increased as a result of higher pricing in legacy pavement applications as well as the acquisition of Ozark Materials.
Industrial specialties sales decrease was driven by volume declines attributed primarily to weak demand across end markets, particularly adhesives and printing inks. In addition, we began to see weakness in oilfield with lower drilling activity during the quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Total Performance Chemicals - Net sales	$256.0	$267.6	$725.6	$683.9
Pavement Technologies product line	129.7	88.3	316.4	194.0
Industrial Specialties product line	126.3	179.3	409.2	489.9
Segment EBITDA	$24.7	$65.7	$89.9	$158.2
Net Sales Comparison of Three and Nine Months Ended September 30, 2023 and September 30, 2022:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended September 30, 2023 vs. 2022	$267.6	(38.7)	27.0	0.1	$256.0
Nine months ended September 30, 2023 vs. 2022	$683.9	(55.0)	97.4	(0.7)	$725.6
Three Months Ended September 30, 2023 vs. 2022
Segment net sales. The decrease of $11.6 million was driven by a volume decrease of $38.7 million (14 percent), primarily in industrial specialties ($65.1 million), partially offset by an increase in pavement technologies ($26.4 million), primarily due to Ozark Materials. This decrease was partially offset by favorable mix of $27.0 million (10 percent), driven by increases in industrial specialties ($11.9 million) and pavement technologies ($15.1 million), and favorable foreign currency exchange of $0.1 million.
Segment EBITDA. The decrease of $41.0 million was driven by higher manufacturing costs of $47.3 million, primarily due to CTO, and a volume decrease of $22.0 million. The decrease was partially offset by favorable mix of $20.2 million, and lower SG&A of $8.1 million.
Nine Months Ended September 30, 2023 vs. 2022
Segment net sales. The increase of $41.7 million was driven by favorable mix of $97.4 million (14 percent), attributed to increases in industrial specialties ($70.3 million) and pavement technologies ($27.1 million). This was partially offset by a volume decrease of $55.0 million (eight percent), driven by a decrease in industrial specialties ($150.7 million), partially offset by an increase in pavement technologies ($95.7 million).
Segment EBITDA. The decrease of $68.3 million was driven by higher manufacturing costs of $129.0 million, primarily due to CTO, a volume decrease of $28.7 million, and higher SG&A of $0.1 million. The decrease was partially offset by favorable mix of $89.4 million.

Advanced Polymer Technologies
Performance Summary
Our Advanced Polymer Technologies segment sales decreased compared to the prior year quarter due to market weakness across the segment's end markets in all regions, partially offset by higher prices. Segment EBITDA was flat, as lower raw material and energy costs offset decreased volume.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Advanced Polymer Technologies - Net sales	$42.8	$69.5	$161.6	$185.1
Segment EBITDA	$11.2	$11.3	$36.6	$25.4
Net Sales Comparison of Three and Nine Months Ended September 30, 2023 and September 30, 2022:

	Change vs. prior year
Advanced Polymer Technologies (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2023 vs. 2022	$69.5	(31.0)	3.3	1.0	$42.8
Nine months ended September 30, 2023 vs. 2022	$185.1	(45.5)	21.6	0.4	$161.6
Three Months Ended September 30, 2023 vs. 2022
Segment net sales. The decrease of $26.7 million in 2023 was driven by a volume decline of $31.0 million (45 percent), partially offset by favorable mix of $3.3 million (five percent), and favorable foreign currency exchange of $1.0 million (one percent).
Segment EBITDA. The slight decrease of $0.1 million was driven by a volume decline of $13.3 million, and unfavorable foreign currency exchange of $1.0 million, mostly offset by decreased manufacturing costs, primarily energy costs, of $7.3 million, decreased SG&A and research and technical expenses of $3.6 million, and favorable mix of $3.3 million.
Nine Months Ended September 30, 2023 vs. 2022
Segment net sales. The decrease of $23.5 million in 2023 was driven by a volume decline of $45.5 million (25 percent), partially offset by favorable mix of $21.6 million (12 percent), and favorable foreign currency exchange of $0.4 million (zero percent).
Segment EBITDA. The increase of $11.2 million was driven by favorable mix of $21.7 million, decreased manufacturing costs of $8.3 million, and decreased SG&A and research and technical expenses of $2.9 million, partially offset by a volume decline of $18.3 million and unfavorable foreign currency exchange of $3.4 million.
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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net income (loss) (GAAP)	$25.2	$75.4	$111.4	$196.0
Interest expense, net	23.1	11.5	64.3	37.3
Provision (benefit) for income taxes	6.9	20.4	32.5	53.9
Depreciation and amortization - Performance Materials	9.5	8.9	28.7	26.7
Depreciation and amortization - Performance Chemicals	17.8	9.7	45.6	29.4
Depreciation and amortization - Advanced Polymer Technologies	7.9	7.1	23.4	22.5
Restructuring and other (income) charges, net (1)	20.0	3.3	43.8	10.6
Gain on sale of strategic investment	(0.1)	—	(19.3)	—
Acquisition and other-related costs	0.1	1.9	4.6	1.9
Adjusted EBITDA (Non-GAAP)	$110.4	$138.2	$335.0	$378.3
_______________
(1) Excludes $4.6 million and $5.6 million of Depreciation and amortization for the three and nine months ended September 30, 2023, relating to the alternative feedstock transition and North Charleston plant transition within our Performance Chemicals reportable segment. Refer to Note 11 for more information.
Adjusted EBITDA
Three and Nine Months Ended September 30, 2023 vs. 2022
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.6 billion and $1.7 billion for the full year 2023. We expect improvement in global automobile production over prior year, which will support growth in our Performance Materials reportable segment. In our Performance Chemicals reportable segment we expect growth from the pavement technologies product line with the inclusion of our Ozark Materials acquisition and continued geographic expansion in our legacy business, partially offset by volume pressure within the industrial specialties product line, primarily in rosin-based products, as well as other industrial end markets. Our Advanced Polymer Technologies reportable segment is expected to see growth in the automotive end market, however, we expect pressure in all other end markets.
Adjusted EBITDA is expected to be between $375 million to $390 million for the full year 2023. We expect EBITDA growth for our Performance Materials segment as volumes shift to higher margin automotive carbon due to improved global automotive production. For Advanced Polymer Technologies, we anticipate improved margins on a combination of pricing and lower input costs. In Performance Chemicals, we expect a significant increase in the cost of CTO, a primary raw material, partially offset by continued growth in the pavement technologies product line.

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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2023, our undrawn capacity under our revolving credit facility was $172.7 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, and restructuring activities such as our alternative feedstock transition, North Charleston plant transition, and the actions announced in the fourth quarter of 2023 as further described Note 17 within the condensed consolidated financial statements. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $84.5 million at September 30, 2023. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2023, included $74.3 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Accounts Receivable Securitization
On October 2, 2023, we entered into a $100.0 million accounts receivable securitization program with a global financial institution. The program requires that we establish a bankruptcy-remote special purpose entity (“SPE”), wholly owned and fully consolidated by Ingevity Corporation. Trade receivables will be sold to this SPE and held as secured collateral for the borrowings under the program. The borrowings will be presented on our balance sheet as short-term debt, and cash flows will be presented as financing on our cash flow statement.
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
During the three and nine months ended September 30, 2023, we repurchased zero and $92.1 million, inclusive of $0.8 million in excise tax, in common stock, representing zero and 1,269,373 shares of our common stock at a weighted average cost per share of zero and $71.93, respectively. At September 30, 2023, $353.4 million remained unused under our Board-authorized repurchase program.
During the three and nine months ended September 30, 2022, we repurchased $49.3 million and $139.2 million in common stock, representing 697,523 and 2,027,206 shares of our common stock at a weighted average cost per share of $70.75 and $68.68, respectively.

Capital Expenditures
Projected 2023 capital expenditures are $95-$105 million. We have no material commitments associated with these projected capital expenditures as of September 30, 2023.
Cash flow comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
In millions	2023	2022
Net cash provided by (used in) operating activities	$160.5	$214.9
Net cash provided by (used in) investing activities	(56.3)	(144.7)
Net cash provided by (used in) financing activities	(93.4)	(264.9)
Cash flows provided by (used in) operating activities
Cash flows provided by (used in) operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $160.5 million for the nine months ended September 30, 2023.
Cash provided by (used in) operating activities for the nine months ended September 30, 2023 was driven by a net increase in overall working capital of $29.5 million, despite a decrease in trade working capital (accounts receivable, inventory, and accounts payable) of $22.1 million. Cash flow from operations was reduced by an increase in cash interest paid of $22.0 million due to rising interest rates and outstanding borrowings during 2023 when compared to 2022, and decreased cash earnings of $17.6 million. This was partially offset by a reduction in tax payments of $14.7 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the nine months ended September 30, 2023 was $56.3 million and was primarily driven by capital expenditures of $80.6 million, partially offset by the proceeds from the sale of a strategic investment for $31.5 million. In the nine months ended September 30, 2023 and 2022, capital spending included the base maintenance capital supporting ongoing operations and growth and cost improvement spending, primarily related to our business transformation initiative (see Note 11 within the Condensed Consolidated Financial Statements for more information).

Capital expenditure categories	Nine Months Ended September 30,
In millions	2023	2022
Maintenance	$44.7	$45.9
Safety, health and environment	9.4	10.7
Growth and cost improvement	26.5	36.7
Total capital expenditures	$80.6	$93.3
Cash flows provided by (used in) financing activities
Cash used in financing activities in the nine months ended September 30, 2023, was $93.4 million and was primarily driven by payments on our revolving credit facility of $240.1 million, and the repurchase of common stock of $92.1 million, partially offset by borrowings on our revolving credit facility of $237.1 million.
Cash used in financing activities in the nine months ended September 30, 2022 was $264.9 million and was primarily driven by payments on long-term borrowings of $628.1 million, payments on revolving credit facility of $279.0 million, and the repurchase of common stock of $139.2 million, partially offset by borrowings on our revolving credit facility of $788.0 million.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 21 percent of our net sales in the first nine months of 2023. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2023, would have decreased our net sales and income before income taxes by approximately $13.2 million or one percent, and $3.9 million or one percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2022, would have decreased our net sales and income before income taxes by approximately $15.0 million or one percent, and $5.9 million or two percent, respectively.
Interest rate risk
As of September 30, 2023, approximately $827.0 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2023, would have increased our annual interest expense by approximately $8.3 million or ten percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2022, would have increased our interest expense by approximately $5.1 million or ten percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which represented approximately 25 percent of our consolidated cost of sales for the nine months ended September 30, 2023. Comparatively, CTO represented approximately 13 percent of our consolidated cost of sales for the nine months ended September 30, 2022. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the nine months ended September 30, 2023, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the nine months ended September 30, 2023, by approximately $22 million or two percent, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the nine months ended September 30, 2022, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the nine months ended September 30, 2022, by approximately $10 million or one percent.
Other market risks
Information about our other remaining market risks for the period ended September 30, 2023, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2022 Annual Report.
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
As of September 30, 2023, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
b)    Changes in Internal Control over Financial Reporting
We have implemented a new global enterprise resource planning (“ERP”) system, which has replaced our prior operating and financial systems. The implementation began with our pilot deployment in the first quarter of 2022, followed by our second deployment in the fourth quarter of 2022. The final phase of our ERP implementation occurred in early 2023. We have implemented updates and changes to our processes and related control activities as a result of this implementation and have evaluated the operating effectiveness of related key controls.
Except as described above, there have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2022 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2022 Annual Report for the quarter ended September 30, 2023.
There may be negative impacts to our business arising out of the closure of our plant in DeRidder, Louisiana.
On November 1, 2023, we announced our plan to permanently close our plant in DeRidder, Louisiana (the “DeRidder Plant”). The anticipated timing, charges, and costs of the closure of the DeRidder Plant could materially differ from our estimates if the plant closure results in adverse legal or regulatory actions, if personnel required to effect the shutdown become unavailable, or we are affected by other factors not currently contemplated. As a result of the Deridder Plant closing and reduced CTO refining capacity, we expect to have CTO inventory available for sale. Depending on the then current market price for CTO at the time of such sales, we expect to have to sell the CTO at a loss, which may adversely affect our financial condition and results of operations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2023	—	$—	—	$353,384,633
August 1-31, 2023	—	$—	—	$353,384,633
September 1-30, 2023	—	$—	—	$353,384,633
Total	—		—

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
Date: November 2, 2023