Form 10-K
period 2023-12-31
Ingevity Corp
filed 2024-02-22
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                 Yes  ☐ No  ☒
At June 30, 2023, the aggregate market value of common stock held by non-affiliates of the Registrant was $2,102,138,239. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 36,235,885 shares of common stock, $0.01 par value, outstanding at February 14, 2024.

Documents Incorporated by Reference
Portions of the Company's definitive 2023 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

Ingevity Corporation
Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential,” “outlook,” “guidance,” and “forecast,” and other words, terms and phrases of similar meaning.
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
•we may be adversely affected by general global economic, geopolitical, and financial conditions beyond our control, including inflation, the Russia-Ukraine war, and the Israel-Gaza war;
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
•complications with the implementation and operation of our new enterprise resource planning system, including higher than anticipated associated costs;
•government policies and regulations, including, but not limited to, those affecting the environment, climate change, tax policies, tariffs, the chemicals industry and subsidies or incentives that may impact key raw materials or products may adversely affect financial results; and
•losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical or other manufacturing processes.

PART I
ITEM 1. BUSINESS
General
Ingevity Corporation provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, publication inks, oil exploration and production and automotive components. We operate in three reporting segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
During the first quarter of 2023, we realigned our segment reporting structure to increase transparency for our investors and better align with how our chief operating decision maker intends to measure segment operating performance and allocate resources across our operating segments. We separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. This reportable segment change also resulted in our Performance Chemicals reporting unit for goodwill being split into two separate reporting units for the purposes of goodwill impairment testing. In November of 2023, we announced an initiative to reposition our Performance Chemicals segment to enhance profitability and earnings stability as we execute our corporate strategy to focus on higher margin and higher growth specialty products, diversify feedstocks and optimize our manufacturing network. This initiative will result in the reduction, and in some cases exit, of historical primary end uses of our Industrial Specialties product line such as adhesives, publication inks, and oilfield as well as the closure of our Performance Chemicals' manufacturing facility in DeRidder, Louisiana. Refer to the section: Performance Chemicals, within Item 1: BUSINESS for more information.
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
The table below illustrates our product lines and the primary end uses for our products by segment, as well as our revenue by segment for the fiscal year 2023. For more information on our U.S. and foreign operations, see Notes 4 and 19, to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Performance Materials	Performance Chemicals		Advanced Polymer Technologies
Product Lines		Road Technologies(1)	Industrial Specialties
End-Use Markets	Automotive Food, Chemicals, and Water Purification	Pavement Construction Pavement Preservation Pavement Reconstruction and Recycling Pavement Markings	Agricultural Chemicals Paper Chemicals Rubber Industrial Intermediates Limited(2): Adhesives, Oilfield and Lubricants	Automotive & Transportation Industrial Equipment Footwear & Apparel Consumer Packaging Medical & Health
2023 Revenue	$586.0 million	$902.1 million		$204.0 million
_______________
(1) Previously named Pavement Technologies
(2) In November of 2023 we announced an initiative to reposition our Performance Chemicals segment to enhance profitability and earnings stability as we execute our corporate strategy to focus on higher margin and higher growth specialty products, diversify feedstocks and optimize our manufacturing network. This initiative will result in the reduction, and in some cases exit, of historical end-use markets of our Industrial Specialties product line such as adhesives, publication inks, and oilfield. Refer to the section: Performance Chemicals, within Item 1: BUSINESS for more information.

Seasonality
There are a variety of seasonal dynamics, including global climate and weather conditions, that impact our businesses, though none have currently materially affected our financial results, except in the case of the road technologies product line, where roughly 70 to 75 percent of revenue is generated between April and September. From a supply perspective, this seasonality is effectively managed through pre-season inventory build and active inventory management throughout the year.
Energy
Our manufacturing processes require a significant amount of energy. We are dependent on natural gas to fuel the processes in our chemical refineries and activated carbon plants. Although we believe that we currently have a stable natural gas supply and infrastructure for our operations, we are subject to volatility in the market price of natural gas. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the resulting volatility of earnings and cash flow. All of our manufacturing processes also consume a significant amount of electricity and are located in regulated service areas that have stable electricity rate structures with reliable supply.
Leveraging Sustainability
Throughout our Performance Materials, Performance Chemicals, and Advanced Polymer Technologies portfolios, we are a leader in adding value to products made from renewable materials and in derivatizing technologies that impart desirable environmental benefits in their use. To create a majority of our chemistries, we take crude tall oil ("CTO") from pine trees, hardwood sawdust (both co-products of the lumber, paper, and furniture-making industries), and plant based oils and convert them into products that benefit customers, the environment, and society. For the caprolactone-based products in our Advanced Polymer Technologies segment – although derived from traditional feedstocks – these products provide solutions that enable performance attributes in end-use markets that directly help customers and consumers meet sustainability goals.
Put simply: Ingevity’s products help customers reduce their ecological impact. Our asphalt emulsifiers enable pavement recycling that reuses up to 100 percent of existing materials to create longer-lasting roads. Our automotive activated carbon products improve the air we breathe by recovering 8 million gallons of gasoline daily. Our agriculture adjuvants provide enhanced performance in crop protection. And our alternative-fuel vehicle technology enables the use of renewable natural gas as fuel for pickup trucks and buses. The superior durability of caprolactone-based polyurethane technologies extends product life and the biodegradable performance of our thermoplastic polycaprolactones offers compostable end of-life solutions.
Our business is built on our ability to maximize the value and utility of materials over their lifecycle, and we will continue to enhance this value proposition through future acquisitions and new product development.

Human Capital Management
Core Values
Developed collaboratively by Ingevity employees in 2017, the IngeviWay is the cultural framework that shapes Ingevity’s future and enables our success. It describes who we are, what we want to be, and what’s important to us as we work together to fulfill our purpose to purify, protect and enhance the world around us.
In early 2022, we reinforced our IngeviWay foundation by launching “The IngeviWay in Action,” an initiative that raises the bar on expectations to build, inspire and lead, and better aligns how we work as a team to create the Ingevity of the future. By focusing on making a positive impact through everyday actions, “The IngeviWay in Action” bolsters the way we live our core values of safety and sustainability, maximize value for our people and our customers, continue our commitment to excellence, integrity and ethical behavior and drive to create innovative solutions.
Talent
Our employees are critical to our success, and we strive to provide a safe, rewarding, and respectful workplace where our people have opportunities to pursue career paths based on skills, performance, and potential. Our success depends, in part, on our ability to attract, retain and motivate critical resources across production, technical, engineering, sales, and various functional disciplines.
Labor Relations and Collective Bargaining
We currently employ approximately 1,700 employees (excluding employees at our DeRidder, LA manufacturing facility which will be closed in 2024), of whom approximately 75 percent are employed in the U.S. Approximately 56 percent of our production employees are represented by labor unions under various collective bargaining agreements ("CBA"). We engage in negotiations with labor unions for new CBAs from time to time based on expiration dates of agreements and statutory requirements. We consider our relationships with all salaried, union-hourly, and non-hourly employees to be positive and collaborative.
In 2023, the United Steel, Paper, Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, on behalf of its affiliated Local Union 0775 at our Wickliffe, Kentucky Performance Materials manufacturing facility ratified a four-year CBA, which expires on February 1, 2027. Also in 2023, the IBEW LOCAL Union No. 1753 at our Charleston, South Carolina Performance Chemicals manufacturing facility ratified a four-year CBA, which expires on June 20, 2026.
The Advanced Polymer Technologies manufacturing facility in Warrington, United Kingdom is in the process of their annual negotiations with the GMB Union. Further, the CBA at our Crossett, Arkansas Performance Chemicals manufacturing facility with the International Association of Machinists and Aerospace Workers Union ("IAM") expires on March 1, 2024. These combined CBA impact approximately 40 percent of the workforce at these two locations. The parties began contract renewal negotiations during the first quarter of 2024 and continue to operate under the same terms and conditions while negotiations are pending.
Diversity, Equity, Inclusion and Belonging
Ingevity is guided by our IngeviWay vision for how we work together to engage the diversity, knowledge, energy, talents and expertise of all employees. This vision reflects our commitment to actively supporting an inclusive environment where all employees are heard, respected and empowered to grow to their fullest potential. Driving meaningful and sustainable growth as a company includes attracting and retaining top talent with a broad range of skills, experience and ideas, and we are focused on increasing recruitment of diverse talent.
A strategic and intentional focus on diversity, equity, inclusion and belonging enhances the employee experience and satisfaction. It also supports more effective innovation, enhanced customer experience, and a deeper understanding of the communities Ingevity serves. Our diversity recruiting strategy is focused on ensuring everyone has an equitable experience by diversifying our talent pipeline through diverse candidate slates and interview teams as well as gender-neutral job descriptions.
Our focus on advancing the diversity makeup of our leadership continues to positively impact our growth and success. Today, our board of directors is 30 percent women and 20 percent racially and ethnically diverse, and our executive team is 43 percent women-led and 14 percent racially and ethnically diverse.

Performance Management
We assess employee performance comprehensively, taking into account behaviors and direct input from the employee, feedback, and the individual's progress toward goals, as well as their level of business impact. Achievements that bolster the team, our business, and our clients—internal and external—and our fundamental values are all included in the performance evaluation process. Our method involves keeping a codified record of employee performance at mid-year and end-of-year. It also includes a requirement for all Ingevity employees to ask for feedback from those who are aware of their performance and contributions. In order to boost productivity, provide positive business outcomes, and raise employee engagement, we encourage managers and their employees to have regular discussions. With our all-encompassing strategy, Ingevity is able to gain a comprehensive understanding of each worker's strengths and identify opportunities for growth and development.
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
In 2023, we continued our efforts to increase reporting of and response to near miss incidents to prevent more serious injuries before they occur. This included efforts to increase the number of near misses reported and an increase in reporting by a broader number of employees. We also continued to improve safety training, further expanded the use of leading indicators to ensure effective initiatives are proactively implemented, and improved incident investigation quality to ensure contributing factors are appropriately identified and addressed. Employees were trained on the importance of our Life-Saving Rules, put in place to prevent fatalities and serious injuries through leadership videos, monthly interactive training packages, and upgraded procedures, checklists, work permits, and audits. Additionally, in North America where the majority of our bulk shipments are executed, we abide by the American Chemistry Council’s Responsible Care practices for transporting our chemicals safely. We strategically utilize logistics providers that have committed to these higher standards of safety, security, stewardship, and sustainability.
Governmental Regulations
Our manufacturing operations are subject to regulation by governmental and other regulatory authorities with jurisdiction over our operations. These regulations include the discharge of materials into the environment, the handling, storage, transportation, disposal, and clean-up of chemicals and waste materials, and otherwise relating to the protection of the environment, as well as other operational regulations, such as the Occupational Safety and Health Act ("OSHA") and the Toxic Substances Control Act ("TSCA") in the U.S., and the Registration, Evaluation and Authorization of Chemicals ("REACH") directives in the European Union, the United Kingdom, and other countries. It is not possible to quantify with certainty the material effects that compliance with these regulations may have upon the capital expenditures, earnings, or competitive position of Ingevity, but we currently anticipate that such compliance will not have a material adverse effect on any of the foregoing. Environmental and other regulations and related legal proceedings have the potential to involve significant costs and liability for Ingevity.
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

On July 19, 2018, we filed suit against BASF Corporation (“BASF”) in the U.S. District Court for the District of Delaware (the “Delaware Proceeding”) alleging BASF infringed Ingevity’s patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the “844 Patent”). On February 14, 2019, BASF asserted counterclaims against us in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the “BASF Counterclaims”). The BASF Counterclaims relate to our enforcement of the 844 Patent and our entry into several supply agreements with customers of our fuel vapor canister honeycombs. The U.S. District Court dismissed our patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury’s verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF’s motion for pre-judgment interest on its tortious interference claim as well as and our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF has indicated it will seek attorneys’ fees and costs in amounts that they will have to support at a future date. Unless the judgment is set aside, BASF will be entitled to post-judgment interest pursuant to the rate provided under federal law.
We disagree with the verdict, including the court’s application of the law and entry of judgment and intend to appeal. In addition, we may challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to 24 months.
Segments
Performance Materials
We engineer, manufacture, and sell hardwood-based, chemically activated carbon products which are produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in internal combustion engines and hybrid electric vehicles including cars, trucks, motorcycles, and boats. To maximize the productivity of our manufacturing assets, we also produce several other activated carbon products for food, water, beverage, and chemical purification applications.
Our automotive activated carbon products primarily take the form of granules, pellets, and honeycomb "scrubbers," which are primarily utilized in vehicle-based gasoline vapor emission control systems to capture gasoline vapors that would otherwise be released into the atmosphere as volatile organic compounds. The captured gasoline vapors are largely purged from the activated carbon and re-directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive activated carbon products are part of a system that improves the environment and fuel efficiency. Performance Materials' net sales for 2023, 2022, and 2021 were $586.0 million, $548.5 million, and $516.8 million, respectively. The chart below reflects our 2023 Performance Materials' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.

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
We also utilize phosphoric acid to chemically activate the hardwood sawdust. This phosphoric acid is sourced through multiple suppliers to protect against supply disruptions and to maintain competitive pricing. The market price of phosphoric acid is affected by the global agriculture market as the majority of global phosphate rock production is used for fertilizer production and only a portion of that production is used to manufacture purified phosphoric acid.
Customers
We sell our automotive technologies products to approximately 60 customers around the globe. In 2023, our ten largest customers accounted for approximately 82 percent of sales. We are the trusted source of these products for many of the world’s largest automotive parts manufacturers, including PHINIA Inc. (previously BorgWarner Inc.), A. Kayser Automotive System GmbH, Korea Fuel-Tech Corporation, MAHLE GmbH, and many other large and small component manufacturers throughout the global automotive supply chain. Our food, water, beverage, and chemical purification products are sold to approximately 50 customers globally. We sell our products primarily through our own direct sales force in North America, Europe, South America, Asia, and a smaller, focused network of third-party distributors that have established a strong direct sales and marketing presence in North America and China.
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

Performance Chemicals
Our Performance Chemicals segment is comprised of two product lines: road technologies (previously named pavement technologies) and industrial specialties. Our products are utilized in pavement construction, pavement preservation, pavement reconstruction and recycling, road markings, agrochemical dispersants, paper chemicals, and other diverse industrial uses. Our application expertise is often called upon by our customers to provide unique solutions that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2023, our top ten customers accounted for approximately 22 percent of our segment revenue, with the next 100 customers making up approximately 47 percent of our segment revenue. Performance Chemicals' net sales for 2023, 2022, and 2021 were $902.1 million, $875.1 million, and $688.9 million, respectively. The chart below reflects our 2023 Performance Chemicals' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.
In 2023, Ingevity began a transformation of the Performance Chemicals’ industrial specialties product line. In the spring of 2023, Ingevity ceased the processing of CTO at the Crossett Arkansas facility and converted the facility to the processing of a variety of plant based feedstocks. In addition, during the fourth quarter of 2023, Ingevity announced the planned closure of the DeRidder, Louisiana CTO refinery and derivatives operations. Once this transformation is complete, Ingevity’s participation in the rosin based adhesive and publication printing ink markets along with emulsifiers for drilling into the oilfield markets will be substantially reduced.
Raw Materials and Production
Our Performance Chemicals segment serves customers globally from six manufacturing locations in the U.S. Most of our industrial specialties and some of our road technologies products are derived from CTO, a co-product produced by softwood kraft pulp processors, such as WestRock and Georgia-Pacific LLC (“Georgia-Pacific”). We also produce products derived from lignin, which is extracted from black liquor, another co-product of softwood kraft pulp processing.
We typically source our CTO needs primarily through supply contracts. Most of our contracted volumes are sourced through two primary parties: WestRock and Georgia-Pacific. During 2023, we sourced approximately 82 percent of our CTO from WestRock and Georgia-Pacific combined. CTO accounted for approximately 26 percent of our consolidated cost of sales and 51 percent of our consolidated raw materials purchases in 2023.
The supply of CTO is generally inelastic and governed by the volume of softwood kraft pulp processing around the world. Also, there are regulatory pressures that may incentivize suppliers of CTO to sell CTO into alternative fuel markets (i.e., biofuels) rather than to historical end users such as Ingevity. CTO-based biofuel has been deemed to meet the EU’s Renewable Energy Directive, second phase (“RED II”) biofuel sustainability criteria. As a result of RED II and related government incentives, there has been a significant increase in demand for CTO and its derivatives during 2023. The increased demand, combined with the rationalization of softwood kraft pulp processing during 2023, has created pressure on CTO pricing and driven the cost of CTO to unprecedented levels, higher by as much as 300 percent in some cases.

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
In 2023, we took further actions to diversify our raw materials stream and began a transformation of the Performance Chemicals’ industrial specialties product line. In April 2023, we converted our Crossett, Arkansas CTO facility to run on non-CTO plant-based natural oils including soy, canola and palm-based oils. We currently sell these products as well as derivatives into end markets for industrial applications. We have invested in production capability at our Crossett, Arkansas facility as we expand the commercialization of our product offerings in existing and new markets, which may include the personal care; home and industrial cleaners, as well as the biofuels market. Additionally, in November 2023, we announced the planned closure of the DeRidder, Louisiana CTO facility. With these combined actions we have CTO supply contracted for volumes that exceed our post-transformation manufacturing capacity. We are evaluating our requirements and working with our suppliers to adjust our contracted volumes. However, we expect to procure CTO volumes, under an existing long-term contract, in excess of production needs and will therefore need to balance our working capital requirements and sell, as necessary, excess CTO volumes to the open market.
The other key raw materials used in the Performance Chemicals business are maleic anhydride, ethoxylates, and ethylene amines. These are sourced where possible through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
Markets Served
Road Technologies
Our road technologies product line produces a broad line of innovative additives and technologies utilized globally in road construction and pavement preservation, including pavement reconstruction and recycling. With the 2022 acquisition of Ozark Materials, LLC and Ozark Logistics, LLC (collectively, “Ozark Materials”), we have added road striping technologies to the portfolio.
Road Construction. Evotherm®, our premier road construction additive, is a warm mix asphalt technology that promotes adhesion by acting as both a liquid antistrip and a warm mix asphalt. Once Evotherm® is mixed into the binder utilized for road layer construction, production temperatures can be significantly cooler than conventional hot mix asphalt. Lower production temperatures allow our customers to reduce emissions and fuel use during road construction as well as extend their paving seasons into colder months.
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
Customers
We supply our road technologies products to approximately 850 customers in 60 countries through our own direct sales force, primarily in the Americas and Europe, as well as a network of third-party distributors. In 2023, our ten largest customers accounted for 30 percent of the product line's sales. Our largest customers include Ergon, Inc., The Heritage Group, and Idaho Asphalt Supply Inc.

Competition
Our primary competitors in road technologies are Nouryon Chemicals B.V., Arkema S.A., Kao Specialties Americas LLC, Sherwin-Williams Company, and PPG Industries Traffic Solutions. We compete based on deep knowledge of our customers’ businesses and extensive insights into road-building technologies and trends globally. We use these strengths to develop consultative relationships with government departments of transportation, facilitating new technology introduction into key markets around the world. Our combined expertise in the disciplines of chemistry and civil engineering provides us with a comprehensive understanding of the relationship between the molecular structure of our products and their impact on the performance of pavement systems. This allows us to develop products customized to local markets and to consistently deliver cost-effective solutions for our customers.
Industrial Specialties
Our industrial specialties product line produces and sells chemicals utilized in several industrial applications, including adhesive tackifiers, agrochemical dispersants, lubricant additives, printing ink resins, industrial intermediates, and oilfield.
Agricultural Chemicals. We produce dispersants for crop protection products as well as other naturally derived products for agrochemicals. Crop protection formulations are highly engineered, specifically formulated, and cover a range of different formulation types, from liquids to solids. We deliver a wide range of dispersants that are high performing and consistent. In addition, our crop protection products are approved for use as inert ingredients in agrochemicals by regulatory agencies throughout the world.
Paper Chemicals. We are a North American supplier of rosin-based sizing agents for the production of packaging related paper.
Rubber. We are a global supplier of tall oil-based products, we offer a broad range of resins, rosin soaps, mixed acids and fatty acids from renewable resources. We currently supply specialty products to latex manufacturers, compounders and tire producers. Specific to tire producers, our resins help improved fuel efficiency, wear and traction.
Industrial Intermediates. Our functional chemistries are sold across a diverse range of industrial markets including, among others, textile dyes, rubber, cleaners, mining, and nutraceuticals.
Adhesives, Oilfield, and Lubricants. We are a North American supplier of tackifier resins, which provide superior adhesion to difficult-to-bond materials, to the adhesives industry. Adhesive applications for our products include construction, product assembly, packaging, pressure-sensitive labels and tapes, hygiene products, and road markings. We supply oilfield well service additives to improve emulsion stability, and aid in fluid loss control for oil-based drilling muds. Other specialty additives, typically used in deep water applications, include rheology modifiers and wetting agents that improve viscosity properties and aid in the efficiency of the drilling process. We also supply specialty additives for corrosion inhibition formulations used to maximize production rates by reducing the downtime for key equipment and pipes due to corrosion. We supply lubricant additives and corrosion inhibitors for the metalworking and fuel additives markets. Our lubricant products are multi-functional additives that contribute to lubricity, wetting, corrosion inhibition, emulsification, and general performance efficiency.
Customers
We sell our industrial specialties products to approximately 500 customers around the globe in over 45 countries through our own direct sales representatives and third-party sales representatives and distributors. In 2023, our ten largest customers accounted for 35 percent of the product line's sales. Our largest customers include Haliburton, Solenis, Flint Group, H.B. Fuller Co. and ChampionX.
Competition
Our competitors, which differ depending on the product, application, and region, include Kraton Corp., Eastman Chemical Co., Borregaard ASA, Repsol S.A., Lamberti S.p.A., Cargill, Vantage, PMC, as well as several others. Specific to our industrial specialty products, our customers select the product that provides the best balance of performance, consistency, and price. Reputation and loyalty are also valued by our customers and allow us to win business when other factors are equal. In agrochemicals, the selection of a dispersant is made early in the product development cycle and the formulator has a choice among our sulfonated lignin products, lower-quality lignosulfonates and other surfactants such as naphthalene sulfonates. In adhesives, our products compete against other tackifiers, including other tall oil resin ("TOR") based tackifiers as well as tackifiers produced from gum rosin and hydrocarbon starting materials. In addition, the choice of polymer used in an adhesive formulation drives the selection of a tackifier. In lubricants, we compete against other producers of distilled tall oil and additives. In our industrial intermediates business, our tall oil fatty acid ("TOFA") competes against widely available fats and oils derived from tallow, soy, rapeseed, palm, and cotton sources. In oilfield, we compete against other tall oil specialty additives used for oil-based drilling fluids or corrosion inhibition formulations in the drilling, production and downstream applications of oilfield.
Advanced Polymer Technologies
Our Advanced Polymer Technologies segment produces caprolactone and caprolactone-based specialty polymers for use in coatings, resins, elastomers, adhesives, bioplastics, and medical devices. Advanced Polymer Technologies' net sales for 2023, 2022, and 2021 were $204.0 million, $244.7 million, and $185.8 million, respectively. The chart below reflects our 2023 Advanced Polymer Technologies' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.
Raw Materials and Production
Our Advanced Polymer Technologies segment serves customers globally from one manufacturing location in the U.K. Our Advanced Polymer Technologies' products are caprolactone-based, which is derived from cyclohexanone, a benzene derivative, and hydrogen peroxide, both of which are readily available in the market. We maintain multiple suppliers of cyclohexanone to protect against supply disruptions and to maintain competitive pricing. Our hydrogen peroxide is currently supplied by Solvay Interox Limited, a co-located supplier at our Warrington, United Kingdom facility under a long-term supply agreement.
Customers
We sell our Advanced Polymer Technologies products to approximately 300 customers around the globe through our own direct sales representatives and third-party sales representatives and distributors. In 2023, our ten largest customers accounted for approximately 47 percent of the segment's sales. Our largest customers include polyurethane, adhesive, coatings, and bioplastics manufacturers.
Competition
Our primary caprolactone competitors are Daicel, Corp., Juren, and BASF SE, but we also face competition from other competing materials. Our value proposition is focused on sustainability elements, either through the high durability performance our Capa polyols impart to polyurethane articles or via the biodegradability characteristics of our Capa thermoplastics which now hold certification in multiple environments. We also add value through customer intimacy, a high focus on environmental, health, safety and quality performance and our supply chain capabilities.

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
Operational Risks
There may be negative impacts to our business arising out of the closure of our plant in DeRidder, Louisiana.
On November 1, 2023, we announced our plan to close our plant in DeRidder, Louisiana (the “DeRidder Plant”). The anticipated timing, charges, and costs of the closure of the DeRidder Plant could materially differ from our estimates if the plant closure results in adverse legal or regulatory actions, if personnel required to effect the shutdown become unavailable, or we are affected by other factors not currently contemplated. As a result of the Deridder Plant closing and reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of needed CTO volumes. We intend to manage our CTO inventories by reselling excess volumes in the open market. Depending on the then current market price for CTO at the time of such sales, we may have to sell the CTO at a loss when our contracted price exceeds market, which may adversely affect our financial condition and results of operations.
We are dependent upon third parties for the provision of certain critical operating services at several of our facilities.
We are dependent upon third parties for the provision of certain critical operating services, primarily utilities and related services (depending on the site, e.g., steam, compressed air, energy, water, wastewater treatment, hydrogen peroxide), at our Covington, Virginia Performance Materials facility, at our Warrington, United Kingdom Advanced Polymer Technologies facility, and at the following Performance Chemicals facilities: Crossett, Arkansas and North Charleston, South Carolina.
The third party providers of critical and non-critical services at our location in North Charleston, South Carolina have announced the cessation of these services. The services in North Charleston are currently being wound down, with only certain water supply and treatment services to be transitioned in 2024. We have incurred and expect to incur significant costs to provide these services ourselves or obtain these services from other third parties. While we are executing our plans to minimize disruption to our business, there is no guarantee that we will be able to replace these services on a timely and cost-effective basis. The costs associated with replacing these services may be significant and any delay in our ability to replace these services could result in interruptions to our operations, both of which could adversely affect our financial condition and results of operations.
For the third-party services that remain, any such services would be at risk if any of the counterparties were to idle or permanently shut down the associated mill or plant, or if operations at the associated mill or plant were disrupted due to natural or other disaster, or by reason of strikes or other labor disruptions, or if there were a significant contractual dispute between the parties. In the event that the applicable counterparty were to fail to provide the contracted services, we would be required to obtain these services from other third parties, most likely at an increased cost, or to expend capital to provide these services ourselves. The expenses associated with obtaining or providing these services, as well as any interruption in our operations as a result of the failure of the counterparty to provide these services, may be significant and may adversely affect our financial condition and results of operations.
Furthermore, in the event that WestRock’s Covington, VA paper mill’s wastewater treatment operations do not comply with permits or applicable law and WestRock is unable to determine the cause of such non-compliance, then we will be responsible for between 10 percent and 50 percent of the costs and expenses of such noncompliance (increasing in 10 percent increments per violation during each twelve-month period) despite representing less than 3 percent of the total wastewater volume. These costs and expenses may be significant and may adversely impact our financial condition and results of operations.

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
Disruptions to any of our manufacturing operations or other facilities, due to natural disasters and extreme weather, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood, fire or other unanticipated problems such as labor difficulties, pandemics, equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, could cause operational disruptions of varied duration. Also, many of our production employees are governed by collective bargaining agreements (“CBAs”). The CBA at our Warrington, United Kingdom Advanced Polymer Technologies manufacturing facility with GMB Union expired on January 15, 2024. The parties began contract renewal negotiations during the first quarter of 2024 and continue to operate under the expired CBA while negotiations are pending. Further, the CBA at our Crossett, Arkansas Performance Chemicals' manufacturing facility with the International Association of Machinists and Aerospace Workers Union ("IAM") expires on March 1, 2024. The parties began contract renewal negotiations during the first quarter of 2024. While the Company has generally positive relations with its labor unions, there is no guarantee the Company will be able to successfully negotiate new union contracts without work stoppages, labor difficulties or unfavorable terms. In addition, existing CBAs may not prevent a strike or work stoppage at the applicable plant.
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
Supply Chain Risks
Our Performance Chemicals segment is highly dependent on CTO as a raw material, which is in limited supply, and has been and may continue to be subject to significant price increases resulting in costs that we may not be able to pass through to customers.
CTO is a key raw material in our industrial specialties and some of our road technologies product lines within our Performance Chemicals segment. Availability of CTO is directly linked to (as it is a co-product of) the production output of kraft paper mills using softwood, primarily pine trees, as their feedstock, (i.e., pulp). Softwood pulp is the predominant fiber source for packaging grades of paper as well as fluff pulp for personal care products. As a result, there is a finite global supply of CTO, with global demand for softwood pulp driving the global supply of CTO. Further, some pulp or paper mills may choose to consume their production of CTO to meet their energy needs or reduce their carbon footprint rather than sell the CTO to third parties, further constraining the availability of CTO and increasing inflationary pricing pressure as a result. Weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and, therefore, the availability of CTO that meets Ingevity’s quality standards. Geopolitical risk factors could constrain CTO availability. For example, sanctions imposed on Russia in 2022 have constrained the global CTO supply by approximately 10 percent.
CTO-based biofuel has been deemed to meet the EU’s Renewable Energy Directive, second phase (“RED II”) biofuel sustainability criteria. As a consequence of RED II and related government incentives, there has been a significant increase in demand for CTO and its derivatives resulting in exponential price increases for CTO and its derivatives. Pricing for CTO (which accounted for approximately 26 percent of all of our cost of sales and 51 percent of our raw materials purchases for 2023) is subject to pricing pressures due to limited supply elasticity of the product and competing demands for its use. The impacts of RED II coupled with a reduction in demand in industrial end markets have negatively impacted our ability to pass through any increases in our cost of CTO to our customers, with a resulting negative impact on our results of operations. If we remain unable to pass through the increased CTO costs to our customers or transition to lower cost raw materials on a timely and cost-effective basis, our results of operations could continue to be negatively impacted and we may be placed at a competitive disadvantage relative to certain competitors who rely on different primary raw materials or who have more favorable terms with their CTO suppliers.

We typically source our CTO needs through supply contracts. Some of our CTO supply contracts permit periodic adjustment or negotiation of pricing and other terms that may result in an unfavorable impact on our financial results. There can be no guarantee that pricing, CTO volume, and other terms will not be materially impacted as a result of these adjustments or negotiations. If any of our suppliers fail to meet their respective obligations under our supply agreements or we are otherwise unable to procure an adequate supply of CTO, or are unable to pass through significant cost increases to customers, our current level of production could be constrained and our results of operations could be materially and adversely affected.
We purchase a variety of other raw materials, which are also subject to pricing pressures and limited availability; inability to procure these raw materials or to pass on price increases could negatively impact our operations or financial results.
The Company purchases a variety of other raw materials from third parties for its manufacturing operations, including, but not limited to, hardwood sawdust, phosphoric acid, ethylene amines, black liquor, maleic/fumaric acid, hydrogen peroxide, cyclohexanone, and ethoxylates. Each raw material is subject to its own supply and demand dynamics which may, at times, limit availability and/or cause price volatility. The Company may be unable to procure the quantities of raw materials it needs which could negatively impact our operations or we may be unable to pass through price increases to our customers which could negatively impact our financial results. For example, our Performance Chemicals segment produces many products derived from lignin, which, like CTO, is a co-product of the kraft pulping process. Lignin is in limited supply and if we are unable to secure a sufficient amount of lignin on a cost-effective basis we could suffer disruption to our road technologies business, which could negatively impact our financial results and our results of operations.
Disruptions within our supply chain have negatively impacted, and could continue to negatively impact, our production, financial condition and results of operations.
We have been, and could continue to be, adversely affected by disruptions within our supply chain and transportation network. Our products are transported by truck, rail, barge or ship primarily by third-party providers. The costs of transporting our products could be negatively affected by factors outside of our control, including rail service interruptions or rate increases, extreme weather events, tariffs, rising fuel costs, and capacity constraints. Recently, the Panama Canal drought and Suez Canal attacks have, and could continue to, adversely impact the reliability and cost of our export shipments to customers. Significant delays or increased costs relating to transportation could materially affect our financial condition and results of operations. Disruptions at our suppliers could lead to volatility or increases in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations.
Market Risks
Adverse conditions in the automotive market may negatively impact demand for our automotive carbon products.
Sales of our automotive activated carbon products are tied to global internal-combustion-engine (“ICE”) and hybrid electric vehicle automobile (“HEV”) production levels. ICE and HEV automotive production in the markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements, and trade agreements.
The Company’s road technologies product line is heavily dependent on government infrastructure spending.
A significant portion of our customers’ revenues in our road technologies business is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers’ demand for our products is similarly reduced. While we do not do business directly with governmental agencies, our customers provide paving services to, for example, the governments of various jurisdictions within North America, South America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies; delays in spending or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers’ competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.

Certain of the Company’s products are sold into cyclical end-markets, such as the automotive market and the apparel market, which are impacted by changes in consumer and industrial demand.
Certain of our products are sold into end-markets that are cyclical and subject to frequent and rapid technology changes, changes in consumer preferences, evolving standards, and changes in product supply and demand. For example, demand for our Advanced Polymer Technologies products in the automotive market, where our products are formulated into automotive resins and coatings and various components, may be affected by technological advances, changing automotive original equipment manufacturer ("OEM") specifications, and global automobile production levels. Demand for our Advanced Polymer Technologies products which are sold into footwear adhesives and structural support, may be affected by consumer discretionary spending and changes in consumer preferences. Additionally, sales of our industrial specialties products may be negatively impacted due to reduced global industrial demand. The impact of these changes may lead to increased competition from competing and substitute products and downward pricing pressures on our customers, and therefore, our Advanced Polymer Technologies and industrial specialties product offerings.
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
In addition, the adoption of electric and hydrogen fuel cell vehicles is increasing in the U.S. and other parts of the world. Consumer demand for these alternative-fueled vehicles is expected to continue to increase significantly in future years as certain states and international governments implement limits on the sale of vehicles with ICE with various time lines to phase out sales of ICE vehicles. A reduction in the sales of vehicles with internal combustion engines would reduce demand for our activated carbon automotive products. Our long-term strategy is to grow our sales of products for applications in all-electric and hydrogen fuel cell vehicles to off-set the expected decline in activated carbon sales for ICE. If we are unable to develop products for all-electric and hydrogen fuel cell vehicles or grow sales fast enough, our business and results of operations could be adversely impacted. The process of designing and developing new technology and related products is complex, costly, and uncertain and may require us to retain and recruit talent in areas of expertise outside of our current core competencies. There can be no assurance that such advances in technology will be feasible or will occur in a timely and efficient manner.
Certain of our products face competition from substitute products where the costs of different raw material inputs can impact the price competitiveness of our products and negatively impact our sales and/or profits as we respond to substitute product competition.
Gum rosin-based products and hydrocarbon resins compete with our TOR-based resins in the adhesives market. The price of gum rosin has a significant impact on the market price for TOR and rosin derivatives and is driven by labor rates for harvesting, land leasing costs, and various other factors that are not within our control. Hydrocarbon resins, for example, C5 resins, are co-products from the manufacture of isoprene (synthetic rubber). Availability and pricing are determined by the supply/demand dynamics for synthetic rubber as well as the price of crude oil as the feedstock for isoprene and various other factors that are not within our control. Animal and plant based fatty acids compete with TOFA products in lubricant and industrial specialties. The market price for our TOFA and oleochemical products are impacted by the prices of other fats and oils, and the prices for other fats and oils are driven by actual and expected harvest rates, petroleum oil prices, and the biofuel market. Other monomers, thermoplastics, and polyols compete with our caprolactone-based products. The price for our products is impacted by the prices of competitive substitutes which are influenced by oil prices as well as other supply and demand factors. We may not be able to pass through raw material cost increases, or we may lose market share if we do not effectively manage our pricing, which in either case could negatively impact our financial results.
Additionally, the price of energy may directly or indirectly impact demand, pricing or profitability for certain of our products. As petroleum oil prices can change rapidly, Ingevity products may be disadvantaged due to the fact that CTO is a thinly traded commodity with pricing commonly established for periods ranging from one quarter to one-year periods of time. Due to this, alternative technologies which compete with product offerings provided by Ingevity may be advantaged from time to time in the marketplace. Protracted periods of high volatility or sustained oversupply of petroleum oil may also translate into increased competition from petroleum-based alternatives. In addition, pricing for competing oleochemicals such as palm or soybean is likely to put further pressure on pricing of the Company’s products during periods of depressed petroleum prices. We are diversifying our raw materials to include oleochemical based products, however, there can be no guarantee that we will be able to produce and commercialize oleochemical based products on an efficient and profitable basis in the near term.
We are dependent on certain large customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the applicable segment’s sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company’s ten largest customers (across all three segments) accounted for 31 percent of total sales for 2023. No customer accounted for more than 10 percent of total sales for 2023. With some exceptions, our business with those large customers is based primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our financial condition and results of operations could be materially adversely affected.
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
We have recently completed a complex, multi-year implementation of a new ERP system that was necessary due to the finite life of the existing operating system. The ERP system implementation required the integration of the new ERP system with multiple new and existing information systems and business processes in order to maintain the accuracy of our books and records and to provide our management team with information important to the operation of our business. If the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be negatively impacted.
International Operations Risks
We are exposed to the risks inherent in international sales and operations.
In 2023, sales to customers outside of the U.S. made up approximately 37 percent of our total sales, and we sell our products to customers in approximately 75 countries. We have exposure to risks of operating outside the U.S., including: fluctuations in foreign currency exchange rates, including the euro, pound sterling, Japanese yen and Chinese renminbi; restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the U.S.; difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations, which may carry significant penalties for non-compliance; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; geopolitical and economic instability, including the wars in Ukraine and the Gaza region; general country strikes or work stoppages; unforeseen public health crises, such as pandemic and epidemic diseases; import and export restrictions, tariffs, and other trade barriers or retaliatory actions; difficulties in maintaining overseas subsidiaries and international operations; difficulties in obtaining approval for significant transactions; government limitations on foreign ownership; government takeover or nationalization of business; and government mandated price controls.
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
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and trade dress, are important to our business. See “Intellectual Property” included within Part I. Item 1 of this Form 10-K for more information on the 844 Patent. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used, in jurisdictions into which our products are imported, and in jurisdictions where our competitors have significant manufacturing capabilities. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions and the Company’s patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. We are currently involved in several legal actions relative to the intellectual property associated with the 844 Patent. On September 15, 2021, a jury in the lawsuit filed by the Company against BASF Corporation for patent infringement in the U.S. District Court for the District of Delaware (the “Delaware Proceeding”) issued a verdict in favor of BASF on certain counterclaims filed by BASF in the Delaware Proceeding. The jury awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million when the court enters judgment. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury’s verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF’s motion for pre-judgment interest on its tortious interference claim as well as and our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF may seek post-judgment interest and attorneys’ fees and costs in amounts that they will have to prove at a future date. Earlier in the Delaware Proceeding, the U.S. District Court dismissed the Company’s patent infringement claims against BASF alleging BASF infringed the 844 Patent and invalidated some, but not all, of the claims in our 844 patent, which expired in March 2022.
The Company disagrees with the verdict, including the court’s application of the law and entry of judgment, and intends to appeal. The Company also intends to challenge the U.S. District Court’s previous dismissal of the Company’s patent infringement claims against BASF in the Delaware Proceedings. The final resolution of these matters could take up to twenty-four months and there can be no assurance that the Company will prevail in its attempts to challenge the verdict. Because the outcome of the Company’s post-trial motions and possible appeal is difficult to predict, as of December 31, 2023, the Company has accrued a total of $85.0 million, the full amount of the jury’s verdict (including treble damages). The amount accrued for this matter is included within Other liabilities on the consolidated balance sheet as of December 31, 2023, and the charge is included within Other (income) expense, net on the consolidated statement of operations for the twelve months ended December 31, 2021. The amount of any liability the Company may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued. The Company has and may continue to incur additional fees, costs and expenses for as long as the post-trial motions and possible appeal are ongoing. If the Company is required to pay the entire jury verdict (together with any associated fees, costs, and expenses), or the Company must make certain changes to its business when the matters associated with the Delaware Proceeding are eventually resolved, such outcomes could have an adverse effect on the Company’s business, financial condition, and operating results.
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
Environmental standards drive the implementation of gasoline vapor emission control systems by automotive manufacturers. Given increasing societal concern over global warming and health hazards associated with poor air quality, there is growing pressure on regulators across the globe to take meaningful action. For those countries that have not significantly regulated gasoline vapor emissions, enacting more stringent regulations governing gasoline vapor emissions represents a significant upside to our Performance Materials’ automotive carbon business. However, regulators may react to a variety of considerations, including economic and political, that may result in any such more stringent regulations being delayed or shelved entirely, in one or more countries or regions. As the adoption of more stringent regulations governing gasoline vapor emissions is expected to drive significant growth in our automotive carbon applications, the failure to enact such regulations will have an impact on the growth prospects for these products.
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
Our operations are subject to a wide range of general and industry-specific environmental laws and regulations. Certain regulations applicable to our operations, including the OSHA and the TSCA in the U.S. and the REACH directive in Europe, the United Kingdom and other countries, prescribe limits restricting exposure to several chemicals used in our operations, including certain forms of formaldehyde, a raw material used in the manufacture of some lignin-based dispersants. Future studies on the health effects of chemicals used in our operations may result in additional regulation or new requirements, which might further restrict or prohibit the use of, and exposure to, these chemicals. Additional regulation of or requirements for such chemicals could require us to change our operations, and these changes could affect the quality or types of products we manufacture and/or materially increase our costs.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
At Ingevity, we recognize the paramount importance of cybersecurity in safeguarding sensitive information. We are aligned with industry standards, such as the ISO 27001 cybersecurity framework. Our comprehensive cybersecurity program is led by a team of diverse, highly skilled professionals, and we invest in modern technologies, including artificial intelligence and machine learning, to fortify our defenses. We continue to collaborate with local, state and federal agencies and peers in the chemical manufacturing industry to identify the latest threats and implement effective defenses to protect our employees and customers.
Key Components of Our Cybersecurity Program:
Leadership and Governance. Led by our Chief Information Security Officer ("CISO"), we have a team of skilled internal and external cybersecurity professionals. Our Board of Directors (“the Board”) has oversight of our cybersecurity and risk management programs. The Board receives at least semiannual updates from the Chief Information Officer and CISO on cybersecurity matters and our risk management program, and periodic updates from external cybersecurity experts on the overall risk landscape. We have implemented processes for continual monitoring of our information systems, including the deployment of advanced security measures and system audits to identify potential vulnerabilities. If a cybersecurity incident were to occur, we are equipped with an incident response plan that includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Additionally, our cybersecurity team regularly meets with our executive management leadership team to provide updates on our cybersecurity risks and incidents ensuring management is keenly aware of any potential threat.
Protection of Sensitive Information. We maintain collection, storage, and access controls of personal, proprietary, and confidential information, focusing on protecting trade secrets, intellectual property, clinical trial data, third-party information, and employee data.
Industry-Standard Frameworks and Policies. We incorporate industry-standard frameworks, policies, and practices such as ISO 27001 which are designed to protect the confidentiality and privacy of information.
Protection Mechanisms. We currently follow the ISO 27001 cybersecurity framework and are progressing toward program certification. We continuously monitor our enterprise network and have deployed detective and preventative controls. In-depth third-party security assessments are conducted annually.
Incident Response and Testing. We have a robust cybersecurity incident response plan that incorporates regular simulations, drills, and vulnerability scans, penetration testing and third-party assessments of our cybersecurity controls and resilience.
Third-Party Monitoring. We employ a managed security services provider that provides 24/7 monitoring of our enterprise network. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.
Insurance Coverage. We maintain insurance coverage that includes cybersecurity protection.
Our proactive approach to cybersecurity involves the integration of leading technologies and collaboration with third-party experts to ensure alignment with industry standards. We believe these measures contribute to the protection of both our organization's and our clients' sensitive information.
During the past year, there have been no material risks from cybersecurity threats or prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition. Despite our security architecture and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, ransomware attacks, inadvertent or intentional employee actions, system failures, and other risks that could materially impact our financial results and our results of operations.

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

Location	Own / Lease	Functional Use
North Charleston, South Carolina	Own / Lease (1)	Corporate Headquarters; Application Labs; Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
Crossett, Arkansas	Lease	Performance Chemicals: Manufacturing
DeRidder, Louisiana	Own (2)	Performance Chemicals: Manufacturing
Waynesboro, Georgia	Own (3)	Performance Materials: Manufacturing
Shanghai, People's Republic of China	Lease	Regional Headquarters; Application Lab
Wickliffe, Kentucky	Own (4)	Performance Materials: Manufacturing
Changshu, People’s Republic of China	Lease	Performance Materials: Manufacturing
Warrington, United Kingdom	Lease	Advanced Polymer Technologies: Manufacturing, Application Lab
Zhuhai, People’s Republic of China	Lease	Performance Materials: Manufacturing, Application Lab
Greenville, Alabama	Lease	Performance Chemicals: Manufacturing
Dayton, Nevada	Own	Performance Chemicals: Manufacturing
Childress, Texas	Own (5)	Performance Chemicals: Manufacturing
Marion, Indiana	Own	Performance Chemicals: Manufacturing
________________________
(1) Portions of the manufacturing operations are on leased land and our corporate headquarters building is leased.
(2) We expect to complete the closure of our manufacturing facility in DeRidder, Louisiana in 2024.
(3) Certain manufacturing assets are subject to a finance lease with the Development Authority of Burke County (the county in which Waynesboro, Georgia is located).
(4) Certain manufacturing assets are subject to a finance lease.
(5) Portions of the manufacturing operations are on leased land.
ITEM 3.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth in Note 18 – Commitments and Contingencies to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
John C. Fortson	56	President and Chief Executive Officer (2020-present); Executive Vice President, Chief Financial Officer & Treasurer (2015-2020); Vice President, Chief Financial Officer and Treasurer of AAR Corporation (2013-2015); Managing Director in the Investment Banking Department of Bank of America Merrill Lynch (2007-2013)
Mary Dean Hall	66	Executive Vice President and Chief Financial Officer (2021-present); Senior Vice President, Chief Financial Officer and Treasurer at Quaker Houghton (2015-2021); Vice President and Treasurer at Eastman Chemical Company (2009-2015); Prior to that role, she held various senior-level financial positions of increasing responsibility with Eastman from 1995 through 2009, including Treasurer, Vice President and Controller, and Vice President, Finance.
S. Edward Woodcock	58	Executive Vice President & President of Performance Materials (2015-present); Vice President of MeadWestvaco's Carbon Technologies business (2010-2015)
Stacy L. Cozad	53
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

Rich White	61	Senior Vice President & President of Performance Chemicals (2022-present); Vice President, Industrial Specialties (2019-2022); VP Global Sales at DuPont Nutrition & Biosciences (2017-2019); Prior to that role, he held various senior-level positions of increasing responsibility with FMC from 1998 through 2017.
Steve Hulme	55	Senior Vice President & President of Advanced Polymer Technologies (2022-present); Vice President, Engineered Polymers (2020-2022); General Manager at Maysta International Ltd (2018-2020); Prior to that role, he held various senior-level positions of increasing responsibility with Evonik and Air Products and Chemicals from 2010 through 2018.
Christine Stunyo	45	Senior Vice President, Chief Human Resources Officer (2022 - present); Senior Vice President Human Resources at Host Hotels & Resorts (2020-2022); Senior Vice President, Global Human Resources at US Pharmacopeia (2019-2020), Vice President, Global Human Resources at US Pharmacopeia (2015-2018); Prior to that role, she held various senior-level positions of increasing responsibility with Capital One and PepsiCo from 2005 through 2015.
_______________
(1) As of December 31, 2023.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
Ingevity's common stock ($0.01 par value) is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." There were approximately 4,400 record holders of our common stock as of February 14, 2024.
Unregistered Sales of Equity Securities
Not Applicable.
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the repurchase of our common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2023	—	$—	—	$353,384,633
November 1-30, 2023	—	$—	—	$353,384,633
December 1-31, 2023	—	$—	—	$353,384,633
Total	—		—
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
Stock Performance Graph
The following table and graph present the cumulative total stockholder return for Ingevity's common stock compared with the Standard & Poor's (S&P) SmallCap 600 Index, S&P MidCap 400 Index, the S&P Chemicals 600 Index, and the Dow Jones (DJ) U.S. Specialty Chemicals Index for the five-year period ended December 31, 2023.
The graph assumes the investment of $100 in each of Ingevity's common stock, the S&P SmallCap 600 Index, S&P MidCap 400 Index, the S&P Chemicals 600 Index, and the DJ U.S. Specialty Chemicals Index, respectively, as of market close on December 31, 2018, and that all dividends, if any, were reinvested. Previously, Ingevity was included in the S&P MidCap 400 Index and was moved to the S&P SmallCap 600 Index on June 16, 2023, so we updated our comparative broad market index accordingly for the fiscal year ended December 31, 2023. In light of our market capitalization, the S&P SmallCap 600 Index is a more comparable broad market index with which to compare Ingevity's common stock.

Total Stockholder Returns
$200
$175
$150
$125
$100
$75
$50
2018
2019
2020
2021
2022
2023
Ingevity Corporation
S&P MidCap 400 Index
Dow Jones US Specialty Chemicals Index
S&P Small Cap 600 Index
S&P Chemicals 600 Index

	December 31,
	2018	2019	2020	2021	2022	2023
Ingevity Corporation	$100.00	$104.41	$90.49	$85.67	$84.17	$56.42
S&P Small Cap 600 Index	$100.00	$122.74	$136.53	$173.04	$145.10	$168.23
S&P MidCap 400 Index	$100.00	$126.17	$143.39	$178.85	$155.42	$180.90
S&P Chemicals 600 Index	$100.00	$116.09	$137.69	$172.60	$147.72	$156.99
Dow Jones U.S. Specialty Chemicals Index	$100.00	$112.25	$129.32	$160.08	$138.26	$140.21
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
Overview
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, publication inks, oil exploration and production, and automotive components. We operate in three reporting segments: Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
Our Performance Materials segment manufactures products in the form of powder, granular, extruded pellets, extruded honeycombs, and activated carbon sheets. Performance Materials engineers, manufactures, and sells hardwood-based, chemically activated carbon products which are produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in internal combustion engines and hybrid electric vehicles including cars, trucks, motorcycles, and boats. To maximize the productivity of our manufacturing assets, we also produce several other activated carbon products for food, water, beverage, and chemical purification applications.
Our Performance Chemicals segment consists of our road technologies (previously named pavement technologies) and industrial specialties product lines. Performance Chemicals products serve as critical inputs used in a variety of high-performance applications, including pavement construction, pavement preservation, pavement reconstruction and recycling, road markings (road technologies product line), as well as agrochemical dispersants, paper chemicals, and other diverse industrial uses (industrial specialties product line).
Our Advanced Polymer Technologies segment produces caprolactone and caprolactone-based specialty polymers for use in coatings, resins, elastomers, adhesives, bioplastics, and medical devices.
Recent Developments
Restructuring Charges
Performance Chemicals Repositioning
Throughout 2023 we initiated several measures across the organization to pursue greater cost efficiency which included a reorganization to streamline certain functions and reduce ongoing costs. On November 1, 2023, we announced a number of strategic actions designed to further reposition our Performance Chemicals operating segment to improve the profitability and reduce the cyclicality of the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals product lines such as road technologies and accelerate our transition to non-crude tall oil (“CTO”)-based fatty acids. The announced actions include the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advance Polymer Technologies reportable segment, as well as additional corporate and business cost reduction actions. We expect to close the DeRidder Plant by the end of the first half of 2024.
We expect to incur aggregate charges of approximately $280.0 million associated with these actions, consisting of approximately $180.0 million in asset-related charges, approximately $15.0 million in severance and other employee-related costs, and approximately $85.0 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. We expect approximately $180.0 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized in 2024. Excluded from the $280.0 million of estimated aggregate charges are potential costs we may incur associated with excess volumes of CTO that we may be obligated to purchase through October 2025 under an existing CTO supply contract. We intend to manage our CTO inventories by reselling excess volumes in the open market which, based on what we believe to be market rates today, may result in $30.0 million to $80.0 million of incremental losses in 2024.
During the year ended December 31, 2023, we incurred $5.1 million in cash charges and $127.7 million in non-cash charges related to the strategic actions initiated during the fourth quarter of 2023.

The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Alternative Fatty Acid Transition
In April 2023, we implemented the feedstock transition of our Crossett, Arkansas manufacturing plant (“Crossett”). To execute this transition, we halted all CTO-based production at Crossett in April. This transition converted Crossett from a CTO-based feedstock production facility to produce fatty acids from non-CTO plant-based feedstocks. During the year ended December 31, 2023, we incurred $22.1 million in costs that, in accordance with GAAP, could not be capitalized.
North Charleston Plant Transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the year ended December 31, 2023, we incurred $14.8 million of expense. We expect to incur an additional $3-5 million of costs as we complete this transition in the first half of 2024.
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
On November 1, 2023, Ingevity Corporation and WestRock entered into Amendment No.1 to that certain Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated as of March 20, 2023, by and between the Company and WestRock.
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
Performance Chemicals Reporting Unit
During the third quarter of 2023, continued reduction in demand in industrial end markets had negatively impacted our ability to offset elevated CTO costs through pricing actions within our Performance Chemicals’ reportable segment, particularly in our industrial specialties product line. CTO is essential to our industrial specialties and some of our road technologies product lines within our Performance Chemicals reportable segment. As a result, we concluded that a triggering event occurred for our Performance Chemicals’ reporting unit, and we performed an analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of September 1, 2023. Our analysis included significant assumptions such as: revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate which are judgmental and variations in any assumptions could result in materially different calculations of fair value. We concluded that there was no impairment for the quarter ended September 30, 2023.
Our fiscal year 2023 annual goodwill impairment test was performed as of October 1, 2023. We determined that the fair value of our reporting units were in excess of their carrying value and therefore concluded that no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2023.

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
Equity Method Investment
During the first quarter of 2023, we sold a strategic equity method investment for $31.5 million, resulting in a $19.3 million gain, recorded within "Other (income) expense, net" on the consolidated statement of operations.
Results of Operations

	Years Ended December 31,
In millions	2023	2022	2021
Net sales	$1,692.1	$1,668.3	$1,391.5
Cost of sales	1,220.2	1,098.2	878.7
Gross profit	471.9	570.1	512.8
Selling, general, and administrative expenses	183.7	198.8	179.3
Research and technical expenses	31.8	30.3	26.3
Restructuring and other (income) charges, net	170.2	13.8	16.2
Acquisition-related costs	3.6	5.0	0.6
Other (income) expense, net	5.7	(1.7)	79.9
Interest expense	93.3	61.8	51.7
Interest income	(6.3)	(7.5)	(4.0)
Income (loss) before income taxes	(10.1)	269.6	162.8
Provision (benefit) for income taxes	(4.7)	58.0	44.7
Net income (loss)	$(5.4)	$211.6	$118.1

Net sales
The table below shows 2023 and 2022 Net sales and variances from 2022 and 2021, respectively.

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2023 vs. 2022	$1,668.3	(106.3)	142.3	(12.2)	$1,692.1
Year Ended December 31, 2022 vs. 2021	$1,391.5	9.4	294.2	(26.8)	$1,668.3
Year Ended December 31, 2023 vs. 2022
The sales increase in 2023 was driven by favorable pricing and sales composition (mix) of $142.3 million (nine percent), primarily attributed to an increase in Performance Chemicals of $93.1 million, partially offset by volume decline of $106.3 million (six percent), and unfavorable foreign exchange impacts of $12.2 million (one percent).

Year Ended December 31, 2022 vs. 2021
The sales increase in 2022 was driven by favorable pricing and sales composition (mix) of $294.2 million (21 percent), primarily attributed to an increase in Performance Chemicals of $216.9 million, and a volume increase of $9.4 million (one percent), offset slightly by unfavorable foreign exchange impacts of $26.8 million (two percent).
Gross profit
Year Ended December 31, 2023 vs. 2022
Gross profit decrease of $98.2 million was driven by increased manufacturing costs of $158.6 million due primarily to significant CTO raw material cost pressure within our industrial specialties product line in our Performance Chemicals reportable segment, unfavorable sales volume of $46.9 million, inventory charges of $19.7 million and unfavorable foreign exchange impacts of $0.9 million, partially offset by favorable pricing and sales composition (mix) of $127.9 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers of the changes in gross profit period over period for both segments.
Year Ended December 31, 2022 vs. 2021
Gross profit increase of $57.3 million was driven by favorable pricing and sales composition (mix) of $291.5 million, and favorable sales volume of $6.3 million, partially offset by increased manufacturing costs of $238.0 million primarily due to raw material and energy cost inflationary pressure, and unfavorable foreign currency exchange of $2.5 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for both segments.
Selling, general, and administrative expenses
Year Ended December 31, 2023 vs. 2022
Selling, general, and administrative ("SG&A") expenses were $183.7 million (11 percent of Net sales) and $198.8 million (12 percent of Net sales) for the years ended December 31, 2023 and 2022, respectively. The decrease in SG&A expenses is primarily due to lower employee-related costs of $18.4 million, and decreased travel and other miscellaneous costs of $6.9 million, partially offset by increased amortization expense of $10.2 million due to the Ozark Materials acquisition.
Year Ended December 31, 2022 vs. 2021
SG&A expenses were $198.8 million (12 percent of Net sales) and $179.3 million (13 percent of Net sales) for the years ended December 31, 2022 and 2021, respectively. The increase in SG&A expenses is primarily due to higher employee-related costs of $11.3 million and increased travel and other miscellaneous costs of $10.6 million. This was partially offset by a decrease in litigation defense costs of $2.4 million.
Research and technical expenses
Years Ended December 31, 2023, 2022, and 2021
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, totaling 1.9 percent of sales in the year ended December 31, 2023, compared to 1.8 percent in the year ended December 31, 2022, and 1.9 percent in the year ended December 31, 2021.
Restructuring and other (income) charges, net
Years Ended December 31, 2023, 2022, and 2021
Restructuring and other (income) charges, net, were $170.2 million, $13.8 million, and $16.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023, asset disposal charges were $105.6 million, severance and other employee-related costs were $18.4 million, and other restructuring charges were $1.6 million. Additionally, alternative fatty acid transition costs were $22.1 million, costs associated with the North Charleston plant transition were $14.8 million, and costs related to our digital transformation initiative were $7.7 million. For the years ended December 31, 2022 and 2021, the majority of the charges were related to our digital transformation initiative. See Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

Acquisition-related costs
Years Ended December 31, 2023, 2022, and 2021
Acquisition costs were $3.6 million, $5.0 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the twelve months ended December 31, 2023 and 2022, all charges related to the integration of Ozark Materials into our Performance Chemicals segment. For the twelve months ended December 31, 2021, all charges incurred were in connection with the Caprolactone acquisition into our Advanced Polymer Technologies segment. See Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Other (income) expense, net
Years Ended December 31, 2023, 2022, and 2021

	Years Ended December 31,
In millions	2023	2022	2021
Gain (loss) on sale of strategic investment (1)	$(19.3)	$—	$—
Foreign currency transaction (gain) loss	3.7	2.3	2.5
Loss on CTO resales (2)	22.0	—	—
Litigation verdict charge (3)	—	—	85.0
Other (income) expense, net	(0.7)	(4.0)	(7.6)
Total Other (income) expense, net	$5.7	$(1.7)	$79.9
_______________
(1) See Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(2) See Note 2 and Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(3) See Note 18 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Interest expense
Years Ended December 31, 2023, 2022, and 2021

	Years Ended December 31,
In millions	2023	2022	2021
Finance lease obligations	$7.3	$7.5	$7.4
Revolving credit facility and term loan (1)	59.1	21.2	7.6
Senior Notes	22.4	33.1	36.7
Accounts receivable securitization (2)	1.5	—	—
Litigation related interest expense (3)	3.0	—	—
Total interest expense	$93.3	$61.8	$51.7
_______________
(1) The increase in interest expense was driven by higher average debt levels during 2023 due to the October 2022, $325.0 million acquisition of Ozark Materials, as well as higher average interest rates in 2023 compared to prior years.
(2) See Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(3) See Note 18 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.

Interest income
Years Ended December 31 2023, 2022, and 2021

	Years Ended December 31,
In millions	2023	2022	2021
Restricted investment (1)	$2.4	$2.1	$2.0
Fixed-to-fixed cross-currency interest rate swap (2)	—	1.1	0.5
Floating-to-fixed interest rate swaps (2)	—	1.7	—
Other	3.9	2.6	1.5
Total interest income	$6.3	$7.5	$4.0
_______________
(1) See Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(2) See Note 9 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Provision (benefit) for income taxes
Years Ended December 31, 2023, 2022, and 2021
For the years ended December 31, 2023, 2022, and 2021, our effective tax rate was 46.5 percent, 21.5 percent, and 27.5 percent respectively. An explanation of the change in the effective tax rate is presented in Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals, and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense, net, associated with corporate debt facilities, income taxes, depreciation, amortization, restructuring and other (income) charges, net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related (income) costs, litigation verdict charges, (losses) gains from the sale of strategic investments, (losses) gains on CTO resales, and pension and postretirement settlement and curtailment (income) charge, net. In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
Performance Materials
Performance Summary
Our Performance Materials segment experienced solid automotive volume growth from improved semiconductor chip availability and China automobile production stimulus. The segment also recognized volume improvement in food, water, beverage, and chemical purification products and we were able to increase prices to capture more of the value from our highly differentiated carbon. These top-line improvements were largely offset by continued pressure from higher raw material input costs and higher logistic costs driven by inflation. The strengthening of the U.S. dollar against the Chinese renminbi and the euro also contributed to the pressure on EBITDA when compared to the prior year.

In millions	Years Ended December 31,
	2023	2022	2021
Total Performance Materials - Net sales	$586.0	$548.5	$516.8
Segment EBITDA	286.6	252.2	249.4
Net Sales Comparison of Years Ended December 31, 2023, 2022, and 2021

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2023 vs 2022	$548.5	17.3	32.2	(12.0)	$586.0
Year Ended December 31, 2022 vs 2021	$516.8	28.6	14.9	(11.8)	$548.5
Year Ended December 31, 2023 vs. 2022
Segment net sales. The increase in 2023 was driven by favorable pricing and sales composition (mix) of $32.2 million (six percent), and a volume increase of $17.3 million (three percent), partially offset by unfavorable foreign currency exchange impacts of $12.0 million (two percent).
Segment EBITDA. Segment EBITDA increased by $34.4 million due to pricing and sales composition (mix) of $21.1 million, decreased SG&A expenses and research and technical costs of $11.6 million, and favorable volume of $10.9 million. The increase was partially offset by higher manufacturing costs of $8.8 million, and unfavorable foreign currency exchange impacts of $0.4 million.

Year Ended December 31, 2022 vs. 2021
Segment net sales. The increase in 2022 was driven by a volume increase of $28.6 million (six percent) and favorable pricing of $14.9 million (three percent), partially offset by unfavorable foreign currency exchange impacts of $11.8 million (two percent).
Segment EBITDA. Segment EBITDA increased by $2.8 million due to favorable volume of $15.6 million, pricing and sales composition (mix) of $13.8 million, and decreased SG&A expenses and research and technical costs of $0.5 million. The increase was largely offset by higher manufacturing costs of $21.5 million, and unfavorable foreign currency exchange impacts of $5.6 million.
Performance Chemicals
Performance Summary
Our Performance Chemicals segment grew revenue versus the prior year on continued price improvement and favorable mix upgrade to higher margin products. These price increases were necessary to keep pace with the inflationary increases related to raw material, energy, and logistic costs.
Road Technologies sales increased by 53.3 percent due primarily to improved volumes and price increases. Volume growth was driven by technology adoption and highway funding in the United States, as well as the acquisition of Ozark Materials.
Industrial Specialties sales decreased by 16.0 percent driven by volume declines attributed primarily to weak demand across all end markets, particularly adhesives and printing inks.

	Years Ended December 31,
In millions	2023	2022	2021
Net sales
Road Technologies product line	$369.8	$241.3	$195.4
Industrial Specialties product line	532.3	633.8	493.5
Total Performance Chemicals - Net sales	$902.1	$875.1	$688.9
Segment EBITDA	65.7	160.4	140.5
Net Sales Comparison of Years Ended December 31, 2023, 2022, and 2021

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2023 vs 2022	$875.1	(65.3)	93.1	(0.8)	$902.1
Year Ended December 31, 2022 vs 2021	$688.9	(26.1)	216.9	(4.6)	$875.1
Year Ended December 31, 2023 vs. 2022
Segment net sales. The sales increase was driven by favorable pricing and sales composition (mix) of $93.1 million (11 percent), comprised of industrial specialties ($62.7 million) and road technologies product lines ($30.4 million), respectively. The increase was partially offset by a volume decrease of $65.3 million (seven percent), driven by a decline in industrial specialties ($167.7 million), partially offset by growth in road technologies ($102.4 million). Unfavorable foreign currency exchange also impacted Net sales by $0.8 million (zero percent).
Segment EBITDA. Segment EBITDA decreased $94.7 million, mainly due to higher manufacturing costs of $157.8 million primarily due to increased CTO cost, a volume decline of $34.1 million, and unfavorable foreign currency exchange of $0.1 million. These increases were partially offset by favorable pricing and sales composition (mix) of $89.7 million and decreased SG&A expenses of $7.6 million.

Year Ended December 31, 2022 vs. 2021
Segment net sales. The sales increase was driven by favorable pricing and product mix of $216.9 million (31 percent) in industrial specialties ($201.8 million) and road technologies product lines ($15.1 million), partially offset by a volume decline of $26.1 million (four percent), and unfavorable foreign currency exchange impacting Net sales by $4.6 million (one percent).
Segment EBITDA. Segment EBITDA increased $19.9 million, mainly due to favorable pricing and product mix of $217.8 million, and favorable foreign currency exchange impacts and other miscellaneous charges of $1.6 million. These increases were partially offset by higher manufacturing costs of $167.5 million due to inflationary raw material and energy costs, increased SG&A expenses of $20.0 million due to increased spending on growth initiatives, compensation, and travel, and volume decline of $12.0 million.
Advanced Polymer Technologies
Performance Summary
Our Advanced Polymer Technologies segment sales decreased compared to the prior year due to market weakness across the segment's end markets in all regions, partially offset by higher prices. Segment EBITDA increase was driven primarily by profit recovery initiatives, including pricing actions and product mix management, and lower input costs.

In millions	Years Ended December 31,
	2023	2022	2021
Advanced Polymer Technologies - Net sales	$204.0	$244.7	$185.8
Segment EBITDA	44.5	40.0	32.3
Net Sales Comparison of Years Ended December 31, 2023, 2022, and 2021

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2023 vs 2022	$244.7	(58.3)	17.0	0.6	$204.0
Year Ended December 31, 2022 vs 2021	$185.8	6.9	62.4	(10.4)	$244.7
Year Ended December 31, 2023 vs. 2022
Segment net sales. The sales decrease was driven by a volume decline of $58.3 million (24 percent), partially offset by favorable pricing and sales composition (mix) of $17.0 million (seven percent), and favorable foreign currency exchange of $0.6 million (zero percent).
Segment EBITDA. Segment EBITDA increased $4.5 million, mainly due to favorable pricing and sales composition (mix) of $17.1 million, decreased manufacturing costs of $9.9 million, and decreased SG&A expenses of $5.9 million. These increases were partially offset by volume declines of $23.7 million, and unfavorable foreign currency exchange impacts and other miscellaneous charges of $4.7 million.
Year Ended December 31, 2022 vs. 2021
Segment net sales. The sales increase was driven by favorable pricing and product mix of $62.4 million (34 percent), and favorable volume of $6.9 million (four percent), partially offset by unfavorable foreign currency exchange of $10.4 million (six percent).
Segment EBITDA. Segment EBITDA increased $7.7 million, mainly due to favorable pricing and product mix of $60.1 million, favorable foreign currency exchange impacts and other miscellaneous charges of $4.8 million, and an increase in volume of $2.7 million. These increases were partially offset by higher manufacturing costs of $50.9 million due to inflationary raw material and energy costs, and increased SG&A expenses of $9.0 million due to increased spending on growth initiatives, compensation, and travel.

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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related (income) costs, litigation verdict charges, gain on sale of strategic investments, loss on CTO resales, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income to Adjusted EBITDA
	Years Ended December 31,
In millions	2023	2022	2021
Net income (loss) (GAAP)	$(5.4)	$211.6	$118.1
Interest expense	93.3	61.8	51.7
Interest income	(6.3)	(7.5)	(4.0)
Provision (benefit) for income taxes	(4.7)	58.0	44.7
Depreciation and amortization - Performance Materials	38.3	36.1	36.8
Depreciation and amortization - Performance Chemicals	53.2	43.1	40.0
Depreciation and amortization - Advanced Polymer Technologies	31.3	29.6	33.1
Restructuring and other (income) charges, net (1)	189.9	13.8	16.2
Acquisition and other-related costs (2)	4.5	5.9	0.6
Loss on CTO resales (3)	22.0	—	—
Gain on sale of strategic investment (4)	(19.3)	—	—
Litigation verdict charge (5)	—	—	85.0
Pension and postretirement settlement and curtailment charges (income), net (6)	—	0.2	—
Adjusted EBITDA (Non-GAAP)	$396.8	$452.6	$422.2
_______________
(1) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Additionally, this adjustment includes $19.7 million of inventory charges recorded in Cost of sales on our consolidated statement of operations, associated with the repositioning of our Performance Chemicals segment in the year ended December 31, 2023. Refer to Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on the charges.
(2) Charges represent costs incurred to complete and integrate acquisitions and other strategic investments and include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments. Refer to Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(3) Due to the DeRidder Plant closure, as noted in footnote 1 above, and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market. Since these CTO resale activities are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the year ended December 31, 2023, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 2 and Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(4) We exclude gains and losses from sales of strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(5) For the year ended December 31, 2021, litigation verdict charge relates to the Performance Materials segment. Refer to Note 18 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
(6) Our pension and postretirement settlement and curtailment charges (income) are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA. Refer to Note 14 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information.
Adjusted EBITDA
Year Ended December 31, 2023, 2022 and 2021
The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.40 billion and $1.55 billion for 2024. We expect growth in our Performance Materials reportable segment on improved global automotive production over the prior year. While our Performance Chemicals reportable segment revenue will reflect the impact of our Performance Chemicals repositioning, including the exit of certain low-margin businesses in our Industrial Specialties product line, we expect continued growth from our Road Technology product line due to technology adoption and continued geographic expansion. Our Advanced Polymer Technologies reportable segment is expected to see demand rebound in industrial markets in the second half of the year as well as growth from their sustainable products in the consumer packing, agriculture chemicals, and apparel end-use markets.
Adjusted EBITDA is expected to be between $365 million and $390 million for 2024. We expect growth in our Performance Materials EBITDA, as volumes shift to higher-margin automotive carbon due to improved global automotive production and ongoing hybrid vehicle adoption. In Performance Chemicals, we will have less exposure to certain lower-margin businesses in the Industrial Specialties product line due to the repositioning of the segment, and we expect to see continued growth in our Road Technologies product line. Performance Chemicals will continue to be impacted by elevated CTO costs, which we expect to abate in the second half of the year. We anticipate improved Advanced Polymer Technologies EBITDA on a combination of increased volumes and favorable manufacturing throughput.
A reconciliation of net income to adjusted EBITDA as projected for 2024 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related income (costs); litigation verdict charges; additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of December 31, 2023, our undrawn capacity under our revolving credit facility was $259.5 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, expenditures related to our business transformation initiative, debt principal repayments, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, and restructuring activities such as the North Charleston plant transition, and the repositioning of our Performance Chemicals operating segment as further described within Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $95.9 million at December 31, 2023. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at December 31, 2023, included $90.7 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
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
During the year ended December 31, 2023, we repurchased $92.1 million in common shares (inclusive of $0.8 million in excise tax), representing 1,269,373 shares of our common stock at a weighted average cost per share of $71.93. At December 31, 2023, $353.4 million remained available for purchase under our Board-authorized repurchase program.
Capital Expenditures
Projected 2024 capital expenditures are expected to be $90 million to $110 million. We have no material commitments associated with these projected capital expenditures as of December 31, 2023.

Cash flow comparison of Years Ended December 31, 2023, 2022, and 2021

	Years Ended December 31,
In millions	2023	2022	2021
Net cash provided by (used in) operating activities	$205.1	$313.4	$293.3
Net cash provided by (used in) investing activities	(77.3)	(551.9)	(138.6)
Net cash provided by (used in) financing activities	(99.9)	48.1	(133.1)
Cash flows provided by (used in) operating activities
Cash provided by (used in) operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $205.1 million for the year ended December 31, 2023.
Cash provided by (used in) operating activities for 2023 was driven by lower cash earnings of $57.2 million and a net increase in overall working capital of $48.3 million, despite a decrease in trade working capital (accounts receivable, inventory, and accounts payable) of $15.6 million, compared to 2022. Cash flow from operations was further reduced by an increase in cash interest paid of $27.9 million due to higher average debt levels resulting from the October 2022 acquisition of Ozark Materials and rising interest rates during 2023. This was partially offset by a reduction in tax payments of $25.1 million.
Cash provided by (used in) operating activities for 2022 was driven by higher cash earnings of $41.4 million offset by a net increase in overall working capital of $12.9 million which includes an increase in trade working capital (accounts receivable, inventory, and accounts payable) of $8.3 million. The build in trade working capital was due primarily to higher end of year accounts receivable on higher sales and higher inventory value due to inflation experienced during 2022 compared to 2021. Cash flow from operations was further reduced by an increase in cash interest paid of $7.3 million primarily due to rising interest rates during 2022 compared to 2021, as well as an increase in cash tax payments of $1.1 million. The higher tax payments were driven by the higher year over year earnings offset by refunds received in 2022 on prior years' earnings.
Cash flows provided by (used in) investing activities
For the year ended December 31, 2023, investing activities were driven by capital spending, offset partially by the proceeds from the sale of a strategic investment. Capital spending included the base maintenance capital supporting ongoing operations and cost improvement and growth spending in our Advanced Polymer Technologies segment. Also, during the year ended December 31, 2023, we sold a strategic investment (refer to Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information).
For the year ended December 31, 2022, investing activities were driven by capital spending, the Ozark Materials acquisition, and the purchase of strategic investments. Capital spending included the base maintenance capital supporting ongoing operations and cost improvement and growth spending primarily related to our business transformation initiative (refer to Note 15 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information). Also, during the year ended December 31, 2022, we acquired Ozark Materials (refer to Note 16 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information) and we entered into multiple strategic investments (refer to Note 5 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information).

Capital expenditure categories	Years Ended December 31,
In millions	2023	2022	2021
Maintenance	$65.5	$57.4	$47.9
Safety, health and environment	11.3	19.7	14.4
Growth and cost improvement	33.0	65.4	41.5
Total capital expenditures	$109.8	$142.5	$103.8

Cash flows provided by (used in) financing activities
Cash used in financing activities for the year ended December 31, 2023, was $99.9 million and was driven by share repurchases of $92.1 million, net payments on the revolving credit facility of $87.9 million, and offset by proceeds from our accounts receivable securitization facility of $81.3 million.
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
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals and Advanced Polymer Technologies. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to the projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates, and assumptions, the most significant of which are the assumptions related to revenue growth rates, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency
We have foreign-based operations, primarily in Europe, South America, and Asia, which accounted for approximately 22 percent of our net sales in 2023. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the year ended December 31, 2023, would have decreased our net sales and income before income taxes for the year ended December 31, 2023, by approximately $18 million or one percent and $6 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Chinese renminbi and euro to U.S. dollar exchange rates during the year ended December 31, 2022 would have decreased our net sales and income before income taxes for the year ended December 31, 2022, by approximately $19 million or one percent and $7 million or two percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees, or collateral. Our largest customer as of December 31, 2023, had accounts receivable of $7.5 million and $9.3 million as of December 31, 2023 and 2022, respectively. Sales to our largest customer, which is from our Performance Materials segment, were approximately four percent of total net sales for each of the years ended December 31, 2023, 2022, and 2021, respectively. Sales to the automotive industry, which represents our largest industry concentration, were approximately 30 percent of our consolidated Net sales. No customers individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.
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

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which represents approximately 26 percent of consolidated cost of sales and 51 percent of our full company raw materials purchases for the year ended December 31, 2023. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins could be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the year ended December 31, 2023, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the year ended December 31, 2023, by approximately $31.6 million or three percent, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the year ended December 31, 2022, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales for the year ended December 31, 2022 by approximately $13.4 million or one percent.
Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately five percent of our cost of goods sold for the year ended December 31, 2023. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 9 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information on our natural gas price risk hedging program. For the year ended December 31, 2023, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $6.5 million or 53 basis points. As of December 31, 2023, we had 0.8 million and 0.2 million mmBTUS (millions of British Thermal Units) in the aggregate notional volume of outstanding natural gas commodity swap contracts and zero-cost collar option contracts, respectively, designated as cash flow hedges. Comparatively, for the year ended December 31, 2022, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $7.9 million or 70 basis points. As of December 31, 2023, open commodity contracts hedge forecasted transactions until December 2024. The fair value of the outstanding designated natural gas commodity hedge contracts as of December 31, 2023 and 2022 was a net liability of $0.9 million and $1.6 million, respectively.
Interest Rate Risk
As of December 31, 2023, approximately $821 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. For the year ended December 31, 2023, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $8 million or 10 percent. Comparatively, for the year ended December 31, 2022, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would have increased our annual interest expense by approximately $8 million or 11 percent.
During 2022, we had floating-to-fixed interest rate swaps with a combined notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. Per the terms of these instruments, we received floating rate interest payments based upon the three-month U.S. dollar LIBOR and in return were obligated to pay interest at a fixed rate of 3.79 percent until July 2023. Due to the repayment of our term loan (refer to Note 10 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K for more information), in 2022, we terminated these interest rate swap instruments. Upon termination of the interest rate swap instruments, we reclassified a $1.7 million gain from AOCI into Interest income on the consolidated statement of operations. The fair value of outstanding interest rate instruments at December 31, 2023 and 2022 was an asset (liability) of zero.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, as stated in their report, which is presented on the following page.

Date:	February 22, 2024

By:	/S/ JOHN C. FORTSON	/S/ MARY DEAN HALL
	John C. Fortson	Mary Dean Hall
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ingevity Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingevity Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim and Annual Goodwill Impairment Assessments – Performance Chemicals Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $527.5 million as of December 31, 2023, of which $349.4 million relates to the Performance Chemicals reporting unit. Management conducts an annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. During the third quarter of 2023, management concluded that a triggering event occurred for the Performance Chemical’s reporting unit and, as a result management performed an analysis of the reporting unit’s goodwill as of September 1, 2023. The fair value of the reporting unit was determined using both the income approach and market approach. The income approach determines fair value based on a discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows, and the market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to a reporting unit. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including forecasted revenue growth rates, forecasted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margins, and discount rate. Management concluded that there was no impairment for the quarter ended September 30, 2023 or for the year ended December 31, 2023.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the Performance Chemicals reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, forecasted EBITDA margins, and discount rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the Performance Chemicals reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates, forecasted EBITDA margins, and discount rate. Evaluating management’s significant assumptions related to the forecast of forecasted revenue growth rates and forecasted EBITDA margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Performance Chemicals reporting unit; (ii) the consistency with external market data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rate.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 22, 2024
We have served as the Company’s auditor since 2015.

INGEVITY CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
In millions, except per share data	2023	2022	2021
Net sales	$1,692.1	$1,668.3	$1,391.5
Cost of sales	1,220.2	1,098.2	878.7
Gross profit	471.9	570.1	512.8
Selling, general, and administrative expenses	183.7	198.8	179.3
Research and technical expenses	31.8	30.3	26.3
Restructuring and other (income) charges, net	170.2	13.8	16.2
Acquisition-related costs	3.6	5.0	0.6
Other (income) expense, net	5.7	(1.7)	79.9
Interest expense	93.3	61.8	51.7
Interest income	(6.3)	(7.5)	(4.0)
Income (loss) before income taxes	(10.1)	269.6	162.8
Provision (benefit) for income taxes	(4.7)	58.0	44.7
Net income (loss)	$(5.4)	$211.6	$118.1

Per share data
Basic earnings (loss) per share	$(0.15)	$5.54	$2.97
Diluted earnings (loss) per share	(0.15)	5.50	2.95

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In millions	2023	2022	2021
Net income (loss)	$(5.4)	$211.6	$118.1
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	20.2	(74.9)	(5.3)
Unrealized gain (loss) on net investment hedges, net of tax provision (benefit) of zero, $3.2, and $2.3	—	10.7	7.3
Total foreign currency adjustments, net of tax provision (benefit) of zero, $3.2, and $2.3	20.2	(64.2)	2.0
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(1.0), $2.6, and $1.7	(3.2)	8.5	5.5
Reclassifications of deferred derivative instruments (gain) loss, included within net income (loss), net of tax (provision) benefit of $0.9, $(2.4), and $(0.3)	3.0	(7.8)	(0.7)
Total derivative instruments, net of tax provision (benefit) of $(0.1), $0.2, and $1.4	(0.2)	0.7	4.8
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax provision (benefit) of zero, $1.0, and $0.4	0.1	3.4	1.5
Reclassifications of net actuarial and other (gain) loss, amortization of prior service cost, and settlement and curtailment (income) charges, included within net income, net of tax (provision) benefit of $0.1, $0.1, and $0.1	—	0.2	0.1
Total pension and other postretirement benefits, net of tax provision (benefit) of $0.1, $1.1, and $0.5	0.1	3.6	1.6
Other comprehensive income (loss), net of tax provision (benefit) of zero, $4.5, and $4.2	20.1	(59.9)	8.4
Comprehensive income (loss)	$14.7	$151.7	$126.5

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2023	2022
Assets
Cash and cash equivalents	$95.9	$76.7
Accounts receivable, net of allowance of $1.1 million - 2023 and $0.5 million - 2022	182.0	224.8
Inventories, net	308.8	335.0
Prepaid and other current assets	71.9	46.8
Current assets	658.6	683.3
Property, plant, and equipment, net	762.2	798.6
Operating lease assets, net	67.1	56.6
Goodwill	527.5	518.5
Other intangibles, net	336.1	404.8
Deferred income taxes	11.6	5.7
Restricted investment, net of allowance of $0.2 million - 2023 and $0.6 million - 2022	79.1	78.0
Strategic investments	99.2	109.8
Other assets	81.9	81.2
Total Assets	$2,623.3	$2,736.5
Liabilities
Accounts payable	$158.4	$174.8
Accrued expenses	72.3	54.4
Accrued payroll and employee benefits	19.9	53.3
Current operating lease liabilities	18.7	16.5
Notes payable and current maturities of long-term debt	84.4	0.9
Income taxes payable	9.2	3.6
Current liabilities	362.9	303.5
Long-term debt including finance lease obligations	1,382.8	1,472.5
Noncurrent operating lease liabilities	48.6	40.8
Deferred income taxes	70.9	106.5
Other liabilities	126.7	114.9
Total Liabilities	1,991.9	2,038.2
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2023 and 2022)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,446,513 and 43,228,172 issued and 36,233,092 and 37,298,989 outstanding at 2023 and 2022, respectively)	0.4	0.4
Additional paid-in capital	164.9	153.0
Retained earnings	1,002.3	1,007.7
Accumulated other comprehensive income (loss)	(26.7)	(46.8)
Treasury stock, common stock, at cost (7,213,421 and 5,929,183 shares at 2023 and 2022, respectively)	(509.5)	(416.0)
Total Equity	631.4	698.3
Total Liabilities and Equity	$2,623.3	$2,736.5

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2020	42,912.8	$0.4	$121.3	$678.0	$4.7	$(162.3)	$642.1
Net income (loss)	—	—	—	118.1	—	—	118.1
Other comprehensive income (loss)	—	—	—	—	8.4	—	8.4
Common stock issued	121.4	—	—	—	—	—	—
Exercise of stock options, net	67.8	—	3.0	—	—	—	3.0
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.4)	(2.4)
Share repurchase program	—	—	—	—	—	(109.4)	(109.4)
Share-based compensation plans	—	—	12.0	—	—	2.0	14.0
Balance at December 31, 2021	43,102.0	$0.4	$136.3	$796.1	$13.1	$(272.1)	$673.8
Net income (loss)	—	—	—	211.6	—	—	211.6
Other comprehensive income (loss)	—	—	—	—	(59.9)	—	(59.9)
Common stock issued	82.9	—	—	—	—	—	—
Exercise of stock options, net	43.2	—	1.6	—	—	—	1.6
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.2)	(2.2)
Share repurchase program	—	—	—	—	—	(145.2)	(145.2)
Share-based compensation plans	—	—	15.1	—	—	3.5	18.6
Balance at December 31, 2022	43,228.1	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive income (loss)	—	—	—	—	20.1	—	20.1
Common stock issued	177.2	—	—	—	—	—	—
Exercise of stock options, net	41.2	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.9)	(4.9)
Share repurchase program	—	—	—	—	—	(92.1)	(92.1)
Share-based compensation plans	—	—	9.7	—	—	3.5	13.2
Balance at December 31, 2023	43,446.5	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
In millions	2023	2022	2021
Cash provided by (used in) operating activities:
Net income (loss)	$(5.4)	$211.6	$118.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	122.8	108.8	109.9
Non cash operating lease costs	18.6	16.1	17.3
Deferred income taxes	(44.7)	(5.0)	(4.6)
Disposal/impairment of assets	4.3	2.5	1.2
Restructuring and other (income) charges, net	170.2	13.8	16.2
LIFO reserve	72.9	10.0	3.5
Share-based compensation	10.6	16.1	12.3
Gain on sale of strategic investment	(19.3)	—	—
Pension and other postretirement benefit costs	1.6	1.4	1.6
Other non-cash items	36.2	18.4	12.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	42.7	(42.1)	(13.8)
Inventories, net	(75.6)	(63.7)	(55.8)
Prepaid and other current assets	(6.6)	(0.8)	(5.9)
Planned major maintenance outage	(12.8)	(9.1)	(8.6)
Accounts payable	(14.6)	42.7	14.8
Accrued expenses	(7.7)	0.8	4.8
Accrued payroll and employee benefits	(33.5)	5.4	23.1
Income taxes	6.4	4.9	(6.2)
Litigation verdict charge and interest	3.0	—	85.0
Operating leases	(22.5)	(18.8)	(20.5)
Pension contribution	(2.0)	—	—
Restructuring and other spending	(44.0)	(13.8)	(16.2)
CTO resales	(10.6)	—	—
Changes in all other operating assets and liabilities, net	15.1	14.2	5.0
Net cash provided by (used in) operating activities	$205.1	$313.4	$293.3
Cash provided by (used in) investing activities:
Capital expenditures	(109.8)	(142.5)	(103.8)
Payments for acquired businesses, net of cash acquired	—	(344.5)	—
Proceeds from sale of strategic investment	31.5	—	—
Net investment hedge settlement	—	14.7	—
Purchase of strategic investments	(2.4)	(77.4)	(35.3)
Other investing activities, net	3.4	(2.2)	0.5
Net cash provided by (used in) investing activities	$(77.3)	$(551.9)	$(138.6)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
In millions	2023	2022	2021
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	376.3	1,164.7	—
Payments on revolving credit facility	(382.9)	(336.7)	—
Payments on long-term borrowings	—	(628.1)	(23.4)
Debt issuance costs	(0.4)	(3.0)	—
Debt repayment costs	—	(3.8)	—
Financing lease obligations, net	(0.7)	(0.9)	(0.7)
Borrowings (repayments) of notes payable and other short-term borrowings, net	—	—	(1.9)
Tax payments related to withholdings on vested equity awards	(4.8)	(2.2)	(2.4)
Proceeds and withholdings from share-based compensation plans, net	4.7	4.1	4.7
Repurchases of common stock under publicly announced plan	(92.1)	(145.2)	(109.4)
Other financing activities, net	—	(0.8)	—
Net cash provided by (used in) financing activities	$(99.9)	$48.1	$(133.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	27.9	(190.4)	21.6
Effect of exchange rate changes on cash	(0.3)	(6.0)	(1.7)
Change in cash, cash equivalents, and restricted cash	27.6	(196.4)	19.9
Cash, cash equivalents, and restricted cash at beginning of period	84.3	280.7	260.8
Cash, cash equivalents, and restricted cash at end of period (1)	$111.9	$84.3	$280.7
_______________
(1) Includes restricted cash of $16.0 million, $7.6 million, and $5.3 million and cash and cash equivalents of $95.9 million, $76.7 million, and $275.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$82.7	$54.8	$47.5
Cash paid for income taxes, net of refunds	29.7	54.8	53.7
Purchases of property, plant and equipment in accounts payable	2.8	4.9	9.4
Leased assets obtained in exchange for new finance lease liabilities	0.2	—	—
Leased assets obtained in exchange for new operating lease liabilities	29.1	23.7	20.5

The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, publication inks, oil exploration and production and automotive components. We operate in three reporting segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
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
Our Performance Materials segment manufactures products in the form of powder, granular, extruded pellets, extruded honeycombs, and activated carbon sheets. Performance Materials engineers, manufactures, and sells hardwood-based, chemically activated carbon products which are produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in internal combustion engines and hybrid electric vehicles including cars, trucks, motorcycles, and boats. To maximize the productivity of our manufacturing assets, we also produce several other activated carbon products for food, water, beverage, and chemical purification applications.
Our Performance Chemicals segment consists of our road technologies (previously named pavement technologies) and industrial specialties product lines. Performance Chemicals products serve as critical inputs used in a variety of high-performance applications, including pavement construction, pavement preservation, pavement reconstruction and recycling, road markings (road technologies product line), as well as agrochemical dispersants, paper chemicals, and other diverse industrial uses (industrial specialties product line). On November 1, 2023 we announced a number of strategic actions designed to further reposition our Performance Chemicals reportable segment to improve the profitability and reduce the cyclicality of the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines such as road technologies and accelerate our transition to non-crude tall oil ("CTO") based fatty acids. This initiative will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line such as adhesives, publication inks, and oilfield, representing approximately $300.0 million of net sales. The announced actions include the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advance Polymer Technologies reportable segment, as well as additional corporate and business cost reduction actions.
Our Advanced Polymer Technologies segment produces caprolactone and caprolactone-based specialty polymers for use in coatings, resins, elastomers, adhesives, bioplastics, and medical devices.
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
Note 2:   Summary of Significant Accounting Policies
Estimates and assumptions: We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates are based on historical experiences, facts, and circumstances available at the time and various other assumptions that we believe are reasonable. Actual results may differ from those estimates.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Cash equivalents: Highly liquid securities with an original maturity of three months or less are considered cash equivalents.
Accounts receivable, net of allowance: Accounts receivable, net on the consolidated balance sheets are comprised of trade receivables less allowances for doubtful accounts and credit losses (herein referred to as "credit losses"). Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for credit losses is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on our expected future credit losses, which is partly based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates and political factors. Past-due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for credit losses at December 31, 2023 and 2022, was $1.1 million and $0.5 million, respectively.
Concentration of credit risk: The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees, or collateral. Our largest customer as of December 31, 2023 had accounts receivable of $7.5 million and $9.3 million as of December 31, 2023 and 2022, respectively. Sales to our largest customer were approximately four percent of total net sales for each of the years ended December 31, 2023, 2022, and 2021, respectively. Sales to the automotive industry, which represents our largest industry concentration, were approximately 30 percent of our consolidated Net sales. No customers individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.
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
Repair and maintenance costs: We expense routine repair and maintenance costs as we incur them. We defer expenses incurred during planned major maintenance activities and record these amounts to Prepaid and other current assets on our consolidated balance sheet. Deferred amounts are recognized as expense ratably over the shorter of the estimated interval until the next major maintenance activity or the life of the deferred item. The cash outflows related to these costs are included in operating activities within the consolidated statement of cash flows. The timing of this maintenance can vary by manufacturing plant and has a significant impact on our results of operations in the period performed primarily due to lost production during the maintenance period.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Percent of M&E Cost	Depreciable Life in Years	Types of Assets
25	5 to 10	Production control system equipment and hardware, laboratory testing equipment
11	15	Control systems, instrumentation, metering equipment
47	20	Production vessels and kilns, storage tanks, piping
6	25 to 30	Blending equipment, storage tanks, piping, shipping equipment and platforms, safety equipment
2	40	Machinery & equipment support structures and foundations
9	Various	Various
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
Our operating leases principally relate to the following leased asset classes:

Leased Asset Class	Remaining Lease Term
Administrative offices	1 to 15 years
Manufacturing buildings	4 to 50 years
Manufacturing and office equipment	0 to 11 years
Warehousing and storage facilities	3 to 10 years
Vehicles	3 to 5 years
Rail cars	0 to 10 years
Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term. Some of our leases include options to extend the lease term at our sole discretion. We account for lease and non-lease components together as a single component for all lease asset classes. The depreciable life of assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Certain leases provide for escalation of the lease payments, as well as maintenance costs and taxes increase.
Asset retirement obligations: We record asset retirement obligations (“AROs”) at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon the retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. The carrying amounts for the AROs for the years ended December 31, 2023 and 2022 are $12.9 million and $4.3 million, respectively, and are included in Accrued expenses and Other liabilities on the consolidated balance sheet.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

including a discounted value of estimated future cash flows. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
Goodwill and other intangible assets: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals, and Advanced Polymer Technologies. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate.
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
Our fiscal year 2023 annual goodwill impairment test was performed as of October 1, 2023. We determined that the fair value of our reporting units were in excess of their carrying value and therefore concluded that no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2023. No impairment charges have been recognized historically.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Restructuring and other (income) charges, net: We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. The cost and benefit of these strategic restructuring initiatives are recorded within Restructuring and other (income) charges, net on the consolidated statement of operations. These costs are excluded from our operating segment results.
We record an accrual for severance and other costs under the provisions of the relevant accounting guidance. Additionally, in some restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful lives of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.
Non-operating income and expense: Non-operating income and expenses are included within Other (income) expense, net on the consolidated statement of operations. Included within Other (income) expense, net, among other items, are gains and losses associated with crude tall oil ("CTO") resales. As further described in Note 1 and Note 15, due to the DeRidder Plant closure and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of required CTO volumes. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market.
Our Performance Chemicals reportable segment is in the business of producing, primarily from CTO-based feedstocks, derivative specialty chemicals for sale to third-party customers. As a result of the Performance Chemicals’ repositioning, we are selling excess CTO volumes, which is outside of the ordinary course of business, that is, not a normal ongoing part of our operations and not core to our business. The excess CTO volumes, calculated as the volume directly attributable to reduced CTO refining capacity as defined under the contractual terms of the CTO supply contract, on hand at period end will be valued at the lower of cost or expected selling price, less costs to sell. Volumes on hand at period end and any pending CTO resale receivables will be recorded to Other current assets on the consolidated balance sheet. Any liabilities associated with the purchases of the excess CTO volumes will be recorded to Accrued expenses on the consolidated balance sheet. We will recognize the net gains or losses associated with the CTO resale activities within Other (income) expenses, net on the consolidated statement of operations.
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
Earnings per Share: Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the dilution that could occur if the outstanding stock-based compensation awards, including any unvested awards, were vested and exercised, resulting in the issuance of common stock as determined under the treasury stock method. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding for the period. The calculation of diluted net income per share excludes all anti-dilutive common shares. In periods where we incur a net loss, stock-based compensation awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

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
Share-based compensation: We recognize compensation expense within our Consolidated Financial Statements for all share-based compensation arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and expense is recognized over the grantee's requisite service period; forfeitures are recognized as they occur. We calculate the fair value of our stock options using the Black-Scholes option pricing model. The fair value of restricted stock units ("RSUs"), non-employee director deferred stock units ("DSUs"), and performance-based restricted stock units ("PSUs") is determined using our closing stock price on the date of the grant. Beginning in 2023, certain granted PSUs include a market condition, relative total shareholder return ("rTSR"), which requires that the fair value of the award be calculated using a Monte Carlo simulation. Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses within the consolidated statements of operations.
Operating segments: Our operating segments are Performance Materials, Performance Chemicals, and Advanced Polymer Technologies. Our operating segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Our chief operating decision maker evaluates the business at the segment level when making decisions about allocating resources and assessing the performance of Ingevity as a whole.
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
Cash flow hedges: Cash flow hedges are derivative financial instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative financial instruments that are

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

designated and qualify as a cash flow hedge are recorded on the consolidated balance sheet at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The gains and losses arising from qualifying hedging instruments are reported as a component of Accumulated other comprehensive income (loss) (“AOCI”) located within the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The reclassification gain or losses of the hedge from AOCI are recorded in the same financial statement caption on the consolidated statements of operations as the hedged item. For example, designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statements of operations when the forecasted transaction occurs. Designated commodity cash flow hedges gains or losses recorded in AOCI are recognized within Cost of sales on the consolidated statements of operations when the inventory is sold.
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
Translation of foreign currencies: The local currency is the functional currency for all of our significant operations outside the U.S., consisting primarily of the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are reported as a component of CTA within AOCI on the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during each period.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 3: New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative GAAP other than the U.S. Securities and Exchange Commission ("SEC") issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide readers of the financial statements with information to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective beginning with our 2024 fiscal year consolidated financial statements and will be applied to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year consolidated financial statements. Early adoption is permitted and we are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
Note 4: Net Sales
Disaggregation of Net sales
The following tables present our Net sales disaggregated by product line and geography.

	Years Ended December 31,
In millions	2023	2022	2021
Performance Materials segment	$586.0	$548.5	$516.8
Performance Chemicals segment
Road Technologies product line (1)	369.8	241.3	195.4
Industrial Specialties product line	532.3	633.8	493.5
Total	$902.1	$875.1	$688.9
Advanced Polymer Technologies segment	$204.0	$244.7	$185.8
Net sales	$1,692.1	$1,668.3	$1,391.5
_______________
(1) Previously named Pavement Technologies

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Years Ended December 31,
In millions	2023	2022	2021
North America	$1,069.5	$983.2	$763.3
Asia Pacific	364.0	398.7	385.5
Europe, Middle East, and Africa	215.5	242.2	219.6
South America	43.1	44.2	23.1
Net sales	$1,692.1	$1,668.3	$1,391.5
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

	Year Ended December 31,
In millions	2023	2022
Contract asset at beginning of period	$6.4	$5.3
Additions	18.1	20.7
Reclassification to accounts receivable, billed to customers	(13.3)	(19.6)
Contract asset at end of period (1)	$11.2	$6.4
_______________
(1) Included within "Prepaid and other current assets" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 5: Fair Value Measurements
Recurring Fair Value Measurements
    The following information is presented for assets and liabilities that are recorded on the consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2023
Assets:
Deferred compensation plan investments (4)	$3.0	$—	$—	$3.0
Total assets	$3.0	$—	$—	$3.0
Liabilities:
Deferred compensation arrangement (4)	$15.5	$—	$—	$15.5
Total liabilities	$15.5	$—	$—	$15.5

In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
December 31, 2022
Assets:
Deferred compensation plan investments (4)	$1.1	$—	$—	$1.1
Total assets	$1.1	$—	$—	$1.1
Liabilities:
Deferred compensation arrangement (4)	$12.5	$—	$—	$12.5
Total liabilities	$12.5	$—	$—	$12.5
_______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $14.9 million and $13.3 million at December 31, 2023 and 2022, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the consolidated balance sheet during the years ended December 31, 2023 and 2022.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments was $16.0 million and $28.2 million at December 31, 2023 and 2022, respectively. During the first quarter of 2023, we sold a strategic equity method investment for $31.5 million, resulting in a $19.3 million gain, recorded within "Other (income) expense, net" on the consolidated statement of operations. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended, December 31, 2023 and 2022.
During 2022, we entered into an investment with a venture capital fund for $0.8 million, which is accounted for under the equity method of accounting. As of December 31, 2023 and 2022, respectively, we had approximately $5.6 million and $6.7 million of unfunded commitments, which we anticipate will be paid over a period of 10 years. The carrying value of our strategic equity investment was $1.7 million and $0.7 million at December 31, 2023 and 2022, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $83.2 million and $80.8 million at December 31, 2023 and 2022, respectively. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the periods ended December 31, 2023 or 2022.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation associated with Performance Materials' Wickliffe, Kentucky, manufacturing site at maturity. The trust, presented as Restricted investment on our consolidated balance sheets, originally purchased long-term bonds that mature through 2026. The principal received at maturity of the bonds, along with interest income that is reinvested in the trust, are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized and presented as interest income on our consolidated statement of operations. As interest from the bonds is received and as bonds mature, any proceeds not reinvested are held in highly liquid securities and treated as restricted cash.
At December 31, 2023 and 2022, the carrying value of our restricted investment, which is accounted for as HTM and therefore held at amortized costs, was $79.1 million and $78.0 million, net of an allowance for credit losses of $0.2 million and $0.6 million and included restricted cash of $15.4 million and $7.0 million, respectively. The fair value at December 31, 2023 and 2022 was $76.7 million and $74.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
December 31, 2023	$13.3	10.4	13.2	17.0	10.0	$63.9
December 31, 2022	$13.4	10.5	13.2	14.1	20.4	$71.6
Debt and Finance Lease Obligations
At December 31, 2023 and 2022, the carrying value of finance lease obligations was $101.1 million and $101.9 million, respectively, and the fair value was $105.7 million and $106.2 million, respectively. The fair value of our finance lease obligations is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value, excluding debt issuance fees, of our variable rate debt was $821.4 million and $828.0 million as of December 31, 2023 and 2022, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At December 31, 2023 and 2022, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $494.6 million and $471.8 million, respectively, based on Level 2 inputs.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 6: Inventories, net

	December 31,
In millions	2023	2022
Raw materials	$128.3	$106.7
Production materials, stores and supplies	26.0	27.9
Finished and in-process goods	255.2	228.2
Subtotal	$409.5	$362.8
Less: LIFO reserve (1)	(100.7)	(27.8)
Inventories, net	$308.8	$335.0
_______________
(1) The increase in the LIFO balance in 2023 is primarily attributable to the significant inflation in the price of crude tall oil ("CTO") which is the primary raw material for our Performance Chemicals reportable segment.
As of December 31, 2023, approximately 27 percent, 8 percent, and 65 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively. As of December 31, 2022, approximately 47 percent, 8 percent, and 45 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively.
Note 7: Property, Plant, and Equipment, net
Property, plant, and equipment, net consist of the following:

	December 31,
In millions	2023	2022
Machinery and equipment	$1,244.6	$1,162.7
Buildings and leasehold improvements	217.4	200.9
Land and land improvements	26.3	24.9
Construction in progress	92.8	120.9
Total cost	$1,581.1	$1,509.4
Less: accumulated depreciation (1)	(818.9)	(710.8)
Property, plant, and equipment, net (2)	$762.2	$798.6
_______________
(1) As a result of the Performance Chemicals repositioning, as further described in Note 15, we accelerated the depreciation of certain property, plant and equipment assets in 2023. This resulted in $46.3 million of additional expense in 2023, which is included in Restructuring and other (income) charges, net within the consolidated statement of operations.
(2) This includes finance leases related to machinery and equipment of $94.2 million and $94.3 million, and net carrying value of $22.7 million and $25.2 million; buildings and leasehold improvements of $39.2 million and $39.6 million, and net carrying value of $32.3 million and $34.9 million, respectively. Amortization expense associated with these finance leases is included within depreciation expense. The payments remaining under these finance lease obligations are included within Note 13.
Depreciation expense was $81.5 million, $70.9 million, and $70.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 8: Goodwill and Other Intangible Assets, net
Goodwill
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
We have reallocated goodwill as of January 1, 2023, to align to our new reporting unit structure by using a relative fair value approach and tested goodwill for impairment immediately before and after the realignment; no impairment was identified.

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2021	$4.3	$437.7	$—	$442.0
Foreign currency translation	—	(33.3)	—	(33.3)
Goodwill acquired (1)	—	109.8	—	109.8
December 31, 2022	$4.3	$514.2	$—	$518.5
Segment change reallocation	—	(165.0)	165.0	—
Foreign currency translation	—	0.2	8.8	9.0
December 31, 2023	$4.3	$349.4	$173.8	$527.5
_______________
(1) See Note 16 for more information about our acquisitions.

During the third quarter of 2023, continued reduction in demand in industrial end markets has negatively impacted our ability to offset elevated CTO costs through pricing actions within our Performance Chemicals’ reportable segment, particularly in our industrial specialties product line. CTO is essential to our industrial specialties and some of our road technologies product lines within our Performance Chemicals reportable segment. As a result, we concluded that a triggering event occurred for our Performance Chemicals’ reporting unit, and we performed an analysis of the reporting unit’s goodwill, intangibles and long-lived assets as of September 1, 2023. Our analysis included significant assumptions such as: revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate, which are judgmental and variations in any assumptions could result in materially different calculations of fair value. We concluded that there was no impairment for the quarter ended September 30, 2023.
Our fiscal year 2023 annual goodwill impairment test was performed as of October 1, 2023. We determined that the fair value of our reporting units were in excess of their carrying value and therefore concluded that no goodwill impairment existed. There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2023.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Other	Total
Gross Asset Value
December 31, 2021	$317.8	$81.7	$72.2	$0.5	$472.2
Acquisitions (2)	88.6	15.0	23.5	—	127.1
Retirements	—	—	—	(0.5)	(0.5)
Foreign currency translation	(17.9)	(7.5)	(7.2)	—	(32.6)
December 31, 2022	388.5	89.2	88.5	—	566.2
Retirements	—	—	—	—	—
Foreign currency translation	8.0	3.4	3.2	—	14.6
December 31, 2023	$396.5	$92.6	$91.7	$—	$580.8
Accumulated Amortization
December 31, 2021	$(95.0)	$(20.3)	$(18.8)	$(0.5)	$(134.6)
Amortization	(22.2)	(4.6)	(6.8)	—	(33.6)
Retirements	—	—	—	0.5	0.5
Foreign currency translation	3.4	1.0	1.9	—	6.3
December 31, 2022	(113.8)	(23.9)	(23.7)	—	(161.4)
Amortization (4)	(63.5)	(5.7)	(10.1)	—	(79.3)
Retirements	—	—	—	—	—
Foreign currency translation	(2.1)	(0.7)	(1.2)	—	(4.0)
December 31, 2023	$(179.4)	$(30.3)	$(35.0)	$—	$(244.7)
Other intangibles, net (3)	$217.1	$62.3	$56.7	$—	$336.1
_______________
(1) Represents trademarks, trade names, and know-how.
(2) See Note 16 for more information about our acquisitions.
(3) The weighted average amortization period remaining for all intangibles is 10.8 years, while the weighted average amortization period remaining for customer contracts and relationships, brands, developed technology and other intangibles is 11.4 years, 11.4 years, 7.6 years, and zero years, respectively.
(4) As a result of the Performance Chemicals' repositioning, as further described in Note 15, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets in 2023. This resulted in $37.4 million of additional expense in 2023, which is included in Restructuring and other (income) charges, net within the consolidated statement of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Intangible assets subject to amortization were allocated among our business segments as follows:

	December 31,
In millions	2023	2022
Performance Materials	$1.5	$1.7
Performance Chemicals (1)	137.5	198.0
Advanced Polymer Technologies	197.1	205.1
Other intangibles, net	$336.1	$404.8
_______________
(1) Refer to footnote 4 in the preceding Other Intangible Asset table for more information on the change in amortization in 2023.
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Years Ended December 31,
In millions	2023	2022	2021
Selling, general, and administrative expenses	$41.9	$33.6	$33.2
Restructuring and other (income) charges, net (1)	37.4	—	—
Total amortization expense	$79.3	$33.6	$33.2
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2024 - $53.8 million, 2025 - $29.5 million, 2026 - $28.8 million, 2027 - $28.8 million and 2028 - $28.8 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 9: Financial Instruments and Risk Management
Net Investment Hedges
During 2022, we terminated our fixed-to-fixed cross-currency interest rate swaps, accounted for as net investment hedges, and received net proceeds of $14.7 million. The proceeds are presented within cash provided by investing activities within the consolidated statement of cash flows. The $14.7 million gain is reported as a component of the CTA within AOCI on the consolidated balance sheet. Gains from net investment hedges are reclassified to earnings only when the related CTA are required to be reclassified, usually upon the sale or liquidation of the investment (i.e., the legal entity).
The fair value of our net investment hedge was a net asset (liability) of zero at December 31, 2023 and 2022. During the years ended December 31, 2023, 2022, and 2021, we recognized net interest income associated with this financial instrument of zero, $1.1 million, and $0.5 million, respectively.
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. As of December 31, 2023, open foreign currency exchange contracts hedge forecasted transactions until June 2024. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statement of operations when the forecasted transaction occurs. As of December 31, 2023, there were $4.0 million in open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of zero and $(0.5) million as of December 31, 2023 and 2022, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of December 31, 2023, we had 0.8 million and 0.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero-cost collar option contracts, respectively, designated as cash flow hedges. As of December 31, 2023, open commodity contracts hedge forecasted transactions until December 2024. The fair value of the outstanding designated natural gas commodity hedge contracts was a net asset (liability) of $(0.9) million and $(1.6) million as of December 31, 2023 and 2022, respectively.
Interest Rate Risk Management
During 2022, we had floating-to-fixed interest rate swaps with a combined notional amount of $166.2 million to manage the variability of cash flows in the interest rate payments associated with our existing LIBOR-based interest payments, effectively converting $166.2 million of our floating rate debt to a fixed rate. Per the terms of these instruments, we received floating rate interest payments based upon a three-month U.S. dollar LIBOR and in return, were obligated to pay interest at a fixed rate of 3.79 percent until July 2023. Due to the repayment of our term loan (refer to Note 10 for more information), during the second quarter of 2022, we terminated these interest rate swap instruments. Upon termination of the interest rate swap instruments, we reclassified a $1.7 million gain from AOCI into Interest income on the consolidated statement of operations. The fair value of outstanding interest rate instruments at December 31, 2023 and 2022 was an asset (liability) of zero.
Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Net income			Location of Gain (Loss) Reclassified from AOCI into Net income
	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$0.9	$0.8	$(0.7)	$2.0	$0.3	Net sales
Natural gas contracts	(4.1)	4.4	1.6	(3.2)	6.5	0.7	Cost of sales
Interest rate swap contracts	—	5.8	4.8	—	1.7	—	Interest income
Total	$(4.2)	$11.1	$7.2	$(3.9)	$10.2	$1.0

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)			Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Net investment hedging derivative
Currency exchange contracts (1)	$—	$13.9	$9.6	$—	$1.1	$0.5	Interest income
Total	$—	$13.9	$9.6	$—	$1.1	$0.5
_______________
(1) Reclassifications from AOCI to Net Income were zero for all periods presented. Gains and losses would be reclassified from AOCI to Other (income) expense, net.
Within the next twelve months, we expect to reclassify $2.0 million of losses from AOCI to earnings before taxes.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded on the consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements related to derivative assets and liabilities on our consolidated balance sheet during the fiscal years ending December 31, 2023, 2022, or 2021, respectively.

	December 31, 2023
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	0.5
Liabilities:
Natural gas contracts (5)	$—	$0.9	$—	$0.9
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$1.4	$—	$1.4

	December 31, 2022
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Liabilities:
Natural gas contracts (5)	$—	$1.6	$—	$1.6
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$2.1	$—	$2.1
_______________
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 10: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	December 31,
In millions, except percentages	2023	2022

Revolving Credit Facility (1)	$738.0	$828.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (2)	101.1	101.9
Accounts receivable securitization	81.3	—
Other notes payable	2.1	—
Total debt including finance lease obligations	$1,472.5	$1,479.9
Less: debt issuance costs	5.3	6.5
Total debt including finance lease obligations, net of debt issuance costs	$1,467.2	$1,473.4
Less: debt maturing within one year (3)	84.4	0.9
Long-term debt including finance lease obligations	$1,382.8	$1,472.5
_______________
(1) Letters of credit outstanding under the revolving credit facility were $2.5 million and $2.3 million and available funds under the facility were $259.5 million and $169.7 million at December 31, 2023 and 2022, respectively.
(2) Refer to Note 13 for more information on finance lease obligations. At December 31, 2023 and 2022, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the consolidated balance sheets in the amount of $79.1 million and $78.0 million as of December 31, 2023 and 2022, respectively.
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
Borrowings under the revolving credit facility bear interest at a rate per annum equal to either (a) the Secured Overnight Financing Rate ("SOFR"), subject to a zero floor, or (b) a base rate, in each case, plus an applicable margin of 1 percent to 1.75 percent for term benchmark loans and 0.00 percent to 0.75 percent for base rate loans. The weighted average interest rate associated with our revolving credit facility was 6.36 percent and 3.99 percent for the periods ended December 31, 2023, and 2022, respectively. There were no borrowings associated with our revolving credit facility as of December 31, 2021.
Fees of zero, $3.0 million, and zero were incurred in 2023, 2022, and 2021, respectively, to secure the various amendments associated with our revolving credit facility. These fees have been deferred and will be amortized over the term of the facility.
Term Loan Repayment
During 2022, we repaid our outstanding term loan in an aggregate principal amount of $323.0 million. Upon repayment, we recognized $1.3 million in outstanding interest and $0.4 million in repayment fees and accelerated the remaining deferred finance fees of $0.4 million. The interest, fees, and accelerated deferred finance fees were recorded to Interest expense on the consolidated statements of operations. Legal expenses associated with this repayment have been recorded as incurred.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

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
Senior Note due 2028
On October 28, 2020, we issued $550 million aggregate principal amount of 3.88% senior unsecured notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture dated as of October 28, 2020, by and among Ingevity, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. The net proceeds from the sale of the 2028 Notes, after deducting deferred financing fees of $8.8 million, were used to repay the existing term loan and the outstanding balances under our revolving credit facility. Interest payments on the 2028 Notes are due semiannually in arrears on November 1st and May 1st of each year, at a rate of 3.88 percent per year. The 2028 Notes mature on November 1, 2028.
Accounts Receivable Securitization
On October 2, 2023, we entered into a revolving accounts receivable securitization facility (“Facility”). The Facility enables us to borrow, on a revolving basis, up to a maximum of $100.0 million based upon eligible trade receivables. The Facility expires in October 2024, unless renewed by the mutual consent of the parties. The program's effective borrowing cost is based upon an asset-backed commercial paper conduit rate plus a negotiated margin. In addition, a fee is assessed for any undrawn portion of the facility. The Facility required the establishment of a bankruptcy-remote special purpose entity (“SPE”), wholly owned and fully consolidated by Ingevity Corporation. Trade receivables will be sold to this SPE and held as secured collateral for the borrowings under the Facility. Ingevity maintains continuing involvement as it acts as the servicer for the eligible trade receivables and guarantees payment to the bank. Such receivables, recorded on the consolidated balance sheet, totaled $81.3 million as of December 31, 2023. The borrowings will be presented on the consolidated balance sheet as short-term debt, and cash flows will be presented as financing on our cash flow statement. Fees of $0.4 million were incurred in 2023 to secure the Facility. These fees have been deferred and will be amortized over the term of the Facility. The interest rate associated with our accounts receivable securitization program was 5.61 percent for the period ended December 31, 2023.
Debt Covenants
Our indentures contain certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the note of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as December 31, 2023.
The credit agreements governing our revolving credit facility contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended December 31, 2023 were 2.5 and our actual interest coverage for the four consecutive quarters ended December 31, 2023 was 6.2. We were in compliance with all covenants at December 31, 2023.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 11: Share-based Compensation
Equity Incentive Plan
The Ingevity Corporation 2016 Omnibus Incentive Plan, adopted on May 15, 2016, grants certain corporate officers, key employees, and non-employee directors of Ingevity and subsidiaries different forms of benefits, including stock options, RSU, DSU, and PSU. The Ingevity Corporation 2016 Omnibus Incentive Plan has a maximum shares reserve of 4,000,000 for the grant of equity awards. As of December 31, 2023, 2,066,651 shares under the Ingevity Corporation 2016 Omnibus Incentive Plan are still available to be granted, assuming that Ingevity performs at the target performance level in each year of the three-year performance period for PSU awards. The Talent and Compensation Committee of Ingevity's Board of Directors ("Compensation Committee") determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually. We typically issue new common shares for the vesting of awards under our equity incentive plan.
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
On April 27, 2023, the ESPP was amended to add an additional 300,000 shares of Ingevity's common stock, increasing the total amount of shares under the ESPP to 550,000 shares, those additional shares were registered with the SEC on May 4, 2023. The shares are reserved and authorized for issuance to participating U.S. employees, as defined by the ESPP, excluding certain officers of Ingevity. We typically issue treasury shares for issuances under the ESPP. As of December 31, 2023, 319,611 shares under the ESPP are still available for issuance. During fiscal year 2023, there were 34,036 shares issued under the ESPP at an average price of $55.82. All purchases under the ESPP were suspended during the third quarter of 2023.
Our share-based compensation and ESPP expense is included in the table below.

	Years Ended December 31,
In millions	2023	2022	2021
Stock option expense	$0.6	$1.5	$1.7
ESPP expense	0.5	0.7	0.6
RSU, DSU and PSU expense	9.5	13.9	10.0
Total share-based compensation expense (1)	$10.6	$16.1	$12.3
Income tax benefit	(2.3)	(3.1)	(2.3)
Total share-based compensation expense, net of tax	$8.3	$13.0	$10.0
_______________
(1) Substantially all compensation expense related to share-based awards is recorded as a component of Selling, general and administrative expenses within the consolidated statements of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Stock Options
All stock options vest in accordance with vesting conditions set by the Compensation Committee. The Compensation Committee, with the addition of rTSR to the PSUs, did not grant stock options in 2023. Stock options granted to date have vesting periods of one to three years from the date of grant. Incentive and non-qualified options granted under the Plan expire no later than 10 years from the grant date. Expense related to stock options granted is based on the assumptions shown in the table below:

	Years Ended December 31,
Weighted-average assumptions used to calculate expense for stock options	2023	2022	2021
Risk-free interest rate	—%	1.8%	1.0%
Average life of options (years)	0.0	6.0	6.5
Volatility	—%	40.0%	46.0%
Dividend yield	—	—	—
Fair value per stock option	$—	$28.80	$33.07
The following table summarizes Ingevity's stock option activity.

	Number of Options (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2022	335	$63.18	6.1	$4,100
Granted	—	—
Exercised	(43)	52.67
Forfeited	(14)	80.49
Cancelled	—	—
Outstanding, December 31, 2023	278	$63.86	5.1	$863
Exercisable, December 31, 2023	227	$62.78	4.5	$863
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
As of December 31, 2023, $0.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 0.5 years.
Restricted Stock Units, Deferred Stock Units, and Performance-based Restricted Stock Units
All RSUs, DSUs, and PSUs vest in accordance with vesting conditions set by the Compensation Committee. RSUs and DSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three-year performance period, subject to the satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Beginning in 2023, certain granted PSUs include a rTSR modifier that, when combined with the performance criteria could modify the final PSU payout by +/- 15 percent depending on the Company's rTSR performance over a three year performance period. The rTSR component of the 2023 PSU awards is a market condition requiring the use of a Monte Carlo simulation on the grant date to estimate the fair value. The assumptions utilized to calculate the fair value of the 2023 PSUs are shown in the table below. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Weighted-average assumptions used to calculate expense for PSUs	Year Ended December 31, 2023
Risk-free interest rate	4.5%
Average life of options (years)	3.0
Volatility	37.9%
Dividend yield	—
Fair value per PSU	$86.92
The following table summarizes Ingevity's RSUs, DSUs, and PSUs activity.

	RSUs and DSUs		PSUs
	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)
Nonvested, December 31, 2022	301	$65.81	193	$61.88
Granted	225	76.07	157	74.60
Vested	(123)	62.43	(53)	47.40
Forfeited	(53)	76.52	(34)	64.88
Nonvested, December 31, 2023 (2)	350	$72.06	263	$72.02
_______________
(1) The number granted represents the number of shares issuable upon vesting of RSUs and DSUs. For PSUs, the number granted represents the number of shares issuable upon vesting, assuming that Ingevity performs at the target performance level in each year of the three-year performance period.
(2) Excludes 10,436 non-employee director shares that were vested but unissued at December 31, 2023.
As of December 31, 2023, $13.8 million of unrecognized share-based compensation expense related to RSUs, DSUs and PSUs is expected to be recognized over a weighted-average period of 1.3 years.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 12: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of AOCI, net of tax.

	Years Ended December 31,
In millions	2023	2022	2021
Foreign currency translation
Beginning balance	$(45.8)	$18.4	$16.4
Net gains (losses) on foreign currency translation	20.2	(74.9)	(5.3)
Gains (losses) on net investment hedges	—	13.9	9.6
Less: tax provision (benefit)	—	3.2	2.3
Net gains (losses) on net investment hedges	—	10.7	7.3
Other comprehensive income (loss), net of tax	20.2	(64.2)	2.0
Ending balance	$(25.6)	$(45.8)	$18.4

Derivative instruments
Beginning balance	$(1.4)	$(2.1)	$(6.9)
Gains (losses) on derivative instruments	(4.2)	11.1	7.2
Less: tax provision (benefit)	(1.0)	2.6	1.7
Net gains (losses) on derivative instruments	(3.2)	8.5	5.5
(Gains) losses reclassified to net income	3.9	(10.2)	(1.0)
Less: tax (provision) benefit	0.9	(2.4)	(0.3)
Net (gains) losses reclassified to net income	3.0	(7.8)	(0.7)
Other comprehensive income (loss), net of tax	(0.2)	0.7	4.8
Ending balance	$(1.6)	$(1.4)	$(2.1)

Pension and other postretirement benefits
Beginning balance	$0.4	$(3.2)	$(4.8)
Unrealized actuarial gains (losses) and prior service (costs) credits	0.1	4.4	1.9
Less: tax provision (benefit)	—	1.0	0.4
Net actuarial gains (losses) and prior service (costs) credits	0.1	3.4	1.5
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	0.3	0.2
Less: tax (provision) benefit	0.1	0.1	0.1
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.2	0.1
Other comprehensive income (loss), net of tax	0.1	3.6	1.6
Ending balance	$0.5	$0.4	$(3.2)

Total AOCI ending balance at December 31	$(26.7)	$(46.8)	$13.1

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from AOCI and the affected line items on the consolidated statement of operations for each of the periods presented.

	Years Ended December 31,
In millions	2023	2022	2021

Derivative Instruments
Currency exchange contracts (1)	$(0.7)	$2.0	$0.3
Natural gas contracts (2)	(3.2)	6.5	0.7
Interest rate swaps (4)	—	1.7	—
Total before tax	(3.9)	10.2	1.0
(Provision) benefit for income taxes	0.9	(2.4)	(0.3)
Amount included within net income (loss)	$(3.0)	$7.8	$0.7

Pension and other postretirement benefits
Amortization of prior service credit (costs) (2)	$(0.1)	$(0.1)	$(0.1)
Amortization of unrecognized net actuarial and other gains (losses) (3)	—	—	(0.1)
Recognized gain (loss) due to curtailment and settlement (2)	—	(0.2)	—
Total before tax	(0.1)	(0.3)	(0.2)
(Provision) benefit for income taxes	0.1	0.1	0.1
Amount included within net income (loss)	$—	$(0.2)	$(0.1)
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
During the year ended December 31, 2023, we repurchased $92.1 million (inclusive of $0.8 million in excise tax) in common stock, representing 1,269,373 shares of our common stock at a weighted average cost per share of $71.93. At December 31, 2023, $353.4 million remained unused under our Board-authorized repurchase program. During the year ended December 31, 2022 and 2021, we repurchased $145.2 million and $109.4 million in common stock, representing 2,112,463 and 1,421,379 shares of our common stock at a weighted average cost per share of $68.73 and $76.98, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 13: Leases
We have both operating and finance leases, with the majority being operating lease agreements related to rail cars, tanks, equipment, and real estate. Supplemental consolidated balance sheet information related to our leases is as follows:

		December 31,
In millions	Financial Statement Caption	2023	2022
Assets
Operating lease assets, net (1)	Operating lease assets, net	$67.1	$56.6
Finance lease assets, net (2)	Property, plant, and equipment, net	55.0	60.1
Finance lease assets, net (2)	Other assets, net	0.1	0.1
Total lease assets		$122.2	$116.8
Liabilities
Current
Operating lease liabilities (3)	Current operating lease liabilities	$18.7	$16.5
Finance lease liabilities	Notes payable and current maturities of long-term debt	1.1	0.9
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	48.6	40.8
Finance lease liabilities	Long-term debt including finance lease obligations	100.0	101.0
Total lease liabilities		$168.4	$159.2
_______________
(1) Operating lease assets, net are recorded net of accumulated amortization of $40.7 million and $40.8 million as of December 31, 2023, and 2022, respectively.
(2) Finance lease assets, net are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $78.4 million and $1.5 million, as of December 31, 2023, and $73.8 million and $1.4 million, as of December 31, 2022.
(3) Operating lease liabilities include $0.5 million and $0.2 million of accrued interest, as of December 31, 2023 and 2022, respectively.
Finance Leases
Our finance lease obligations of $101.1 million, and $101.9 million at December 31, 2023 and 2022, respectively, primarily consist of two leases. The first obligation of $80.0 million, at December 31, 2023, is owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky, manufacturing site, which is due at maturity in 2027. This obligation will be settled upon maturity utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investment on the consolidated balance sheet in the amount of $79.1 million as of December 31, 2023, see Note 5 for more information. The remaining obligation of $20.9 million, at December 31, 2023, is primarily owed to the lessor of our corporate headquarters in North Charleston, South Carolina. The lease commenced in July 2020, with a term of 15 years, and is structured as a traditional rental with payments due on a monthly basis.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Components of lease cost are as follows:

		Years Ended December 31,
In millions	Financial Statement Caption	2023	2022	2021
Operating lease cost (1)
	Cost of sales	$21.0	$19.9	$19.5
	Selling, general, and administrative expenses	1.2	1.4	1.4
Finance lease cost
Amortization of leased assets	Cost of sales	$3.2	$3.0	$3.3
	Selling, general, and administrative expenses	1.6	1.6	1.6
Interest on lease liabilities	Interest expense, net	7.3	7.5	7.5
Net lease cost (2)		$34.3	$33.4	$33.3
_______________
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Only on the rare occasion do we sublease our leased assets; as a result, this amount excludes sublease income which is immaterial.

Maturity of Lease Liabilities

	December 31, 2023
In millions	Operating leases	Finance leases	Total
2024	$19.6	$8.3	$27.9
2025	15.9	8.3	24.2
2026	11.9	8.4	20.3
2027	9.8	5.4	15.2
2028	5.8	82.4	88.2
2029 and thereafter	6.9	17.7	24.6
Total lease payments	$69.9	$130.5	$200.4
Less: Interest	2.6	29.4	32.0
Present value of lease liabilities (1)	$67.3	$101.1	$168.4
_______________
(1) As of December 31, 2023, we have zero operating lease commitments that have not yet commenced related to manufacturing and office equipment leases.
Lease Term and Discount Rate

	December 31,
In millions, except percentages	2023	2022
Weighted-average remaining lease term (years)
Operating leases	4.5	4.4
Finance leases	11.9	12.4
Weighted-average discount rate
Operating leases	5.66%	5.16%
Finance leases	7.21%	7.19%

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Other Information

	Years Ended December 31,
In millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.5	$18.8	$20.5
Operating cash flows from finance leases	7.3	7.5	7.5
Financing cash flows from finance leases	0.9	0.9	0.7
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
Charges associated with employer contributions to the Plan were $11.4 million, $11.2 million, and $9.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

The following tables summarize the weighted average assumptions used and components of our defined benefit postretirement plans at December 31, 2023 and 2022.

	Pensions		Other Benefits
	December 31,
In millions, except percentages	2023	2022	2023	2022
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	5.00%	5.00%	—%	—%
Discount rate - non-qualified benefit plans	5.00%	5.00%	4.70%	4.90%
Rate of compensation increase	N/A	N/A	N/A	N/A
Change in projected benefit obligation
Projected benefit obligation at January 1	$32.8	$45.0	$0.7	$0.9
Service cost	1.1	1.5	—	—
Interest cost	1.6	1.2	—	—
Actuarial loss (gain)	1.0	(14.2)	0.1	(0.1)
Plan amendments	0.3	0.5	—	(0.1)
Benefit payments	(1.3)	(1.2)	(0.1)	—
Projected benefit obligation at December 31 (1)	35.5	32.8	0.7	0.7
Change in plan assets
Fair value of plan asset at January 1	23.1	31.8	—	—
Actual return on plan assets	2.6	(7.8)	—	—
Company contributions	2.2	0.3	—	—
Benefit payments	(1.3)	(1.2)	—	—
Fair value of plan assets at December 31	26.6	23.1	—	—
Funded Status
Net Funded Status of the Plan (Liability)	$(8.9)	$(9.7)	$(0.7)	$(0.7)

	Pensions		Other Benefits
	December 31,
In millions	2023	2022	2023	2022
Amount recognized on the consolidated balance sheets:
Pension and other postretirement benefit asset (2)	$—	$—	$—	$—
Pension and other postretirement benefit (liability) (2)	(8.9)	(9.7)	(0.7)	(0.7)
Total Net Funded Status of the Plan (Liability)	$(8.9)	$(9.7)	$(0.7)	$(0.7)
_______________
(1) The accumulated benefit obligation for all years presented equals the projected benefit obligation for each plan, respectively.
(2) Asset balance is included within "Other assets" and liability balances are included within "Other liabilities" on the consolidated balance sheet.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Amounts Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pensions			Other Benefits			Total
	Years Ended December 31,
In millions	2023	2022	2021	2023	2022	2021	2023	2022	2021
Current year net actuarial loss (gain)	$(0.4)	$(4.7)	$(2.1)	$—	$(0.1)	$(0.1)	$(0.4)	$(4.8)	$(2.2)
Current year prior service cost (credit)	0.3	0.5	0.3	—	(0.1)	—	0.3	0.4	0.3
Amortization of net actuarial (loss) gain and prior service (cost) credit	(0.1)	(0.1)	(0.2)	—	—	—	(0.1)	(0.1)	(0.2)
Settlement and curtailment (charges) income, net	—	(0.2)	—	—	—	—	—	(0.2)	—
Total recognized in other comprehensive (income) loss, before taxes	(0.2)	(4.5)	(2.0)	—	(0.2)	(0.1)	(0.2)	(4.7)	(2.1)
Total recognized in other comprehensive (income) loss, after taxes	$(0.1)	$(3.4)	$(1.5)	$—	$(0.2)	$(0.1)	$(0.1)	$(3.6)	$(1.6)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits		Total
	December 31,
In millions	2023	2022	2023	2022	2023	2022
Net actuarial (gain) loss	$(2.0)	$(1.6)	$—	$(0.1)	$(2.0)	$(1.7)
Prior service cost (credit)	1.4	1.3	(0.1)	(0.1)	1.3	1.2
Accumulated other comprehensive (income) loss, before taxes	(0.6)	(0.3)	(0.1)	(0.2)	(0.7)	(0.5)
Accumulated other comprehensive (income) loss, after taxes	$(0.4)	$(0.2)	$(0.1)	$(0.2)	$(0.5)	$(0.4)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions used for the components of net annual benefit cost:

	Pensions			Other Benefits
	Years Ended December 31,
In millions, except percentages	2023	2022	2021	2023	2022	2021
Discount rate - qualified benefit plans (1)	5.00%	2.75%	2.45%	—%	—%	—%
Discount rate - non-qualified benefit plans (1)	5.00%	2.65%	2.30%	4.90%	2.60%	2.20%
Expected return on plan assets	5.50%	5.50%	4.50%	N/A	N/A	N/A
Components of net annual benefit cost:
Service cost (2)	$1.1	$1.5	$1.7	$—	$—	$—
Interest cost (3)	1.6	1.2	1.1	—	—	—
Expected return on plan assets (3)	(1.3)	(1.7)	(1.4)	—	—	—
Amortization of prior service cost (2)	0.2	0.2	0.1	—	—	—
Amortization of net actuarial and other (gain) loss (3)	—	—	0.1	—	—	—
Recognized (gain) loss due to curtailments (4)	—	0.2	—	—	—	—
Net annual benefit cost	$1.6	$1.4	$1.6	$—	$—	$—
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
(4) Our pension and postretirement settlement and curtailment (income) charges are related to the acceleration of prior service costs as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2022.
Contributions
We made a $2.0 million voluntary cash contribution to our domestic hourly union defined benefit pension plan during the year ended December 31, 2023. There were no voluntary cash contributions to our domestic hourly union defined benefit pension plan in the years ended December 31, 2022, and 2021. The minimum required contribution to our domestic hourly union defined benefit plan for fiscal year 2024 is $0.2 million.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class.

In millions	December 31, 2023	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.2	$0.2	$—	$—	$—
Mutual funds	7.9	7.9	—	—	—
Pooled funds	16.6	—	—	—	16.6
Other	1.9	—	1.9	—	—
Total assets	$26.6	$8.1	$1.9	$—	$16.6

In millions	December 31, 2022	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.2	$0.2	$—	$—	$—
Mutual funds	6.7	6.7	—	—	—
Pooled funds	14.5	—	—	—	14.5
Other	1.7	—	1.7	—	—
Total assets	$23.1	$6.9	$1.7	$—	$14.5
Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2024	$1.2	$0.1
2025	1.3	0.1
2026	1.5	0.1
2027	1.6	0.1
2028	1.8	0.1
2029-2033	11.0	0.3
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased our qualified pension benefit obligations by $2.2 million at December 31, 2023 and decreased our qualified pension benefit costs by $0.1 million for 2023. A one-half percent decrease in the assumed discount rate would have increased our qualified pension obligations by $2.4 million at December 31, 2023 and increased our qualified pension benefit cost by $0.1 million for 2023.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased our qualified pension costs by $0.1 million for 2023. A one-half percent decrease in the assumed expected long-term rate of return on plan assets would have increased our qualified pension costs by $0.1 million for 2023.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 15: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net is provided below.

	Years Ended December 31,
In millions	2023	2022	2021
Restructuring charges	$125.6	$—	$0.1
Other (income) charges, net	44.6	13.8	16.1
Total Restructuring and other (income) charges, net	$170.2	$13.8	$16.2
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$8.6	$1.5	$103.0	$113.1
Other (3)	9.8	0.1	2.6	12.5
Year ended December 31, 2023	$18.4	$1.6	$105.6	$125.6
Other	—	—	—	—
Year ended December 31, 2022	$—	$—	$—	$—
Other	—	0.1	—	0.1
Year ended December 31, 2021	$—	$0.1	$—	$0.1
_______________
(1) Primarily represents costs associated with contract terminations, plant and equipment decommissioning charges and other miscellaneous exit costs.
(2) Primarily represents property, plant and equipment and finite-lived intangible asset write-downs, accelerated depreciation and amortization, and impairment charges on certain assets, which were or are to be disposed of or abandoned. Also included, to the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations related to asset disposal charges that are included within restructuring charges.
(3) During 2023, we incurred severance and asset charges associated with targeted workforce reduction initiatives.
Throughout 2023 we initiated several measures across the organization to pursue greater cost efficiency which included a reorganization to streamline certain functions and reduce ongoing costs. On November 1, 2023 we announced a number of strategic actions designed to further reposition our Performance Chemicals reportable segment to improve the profitability and reduce the cyclicality of the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines such as road technologies and accelerate our transition to non-crude tall oil ("CTO") based fatty acids. This initiative will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line such as adhesives, publication inks, and oilfield, representing approximately $300.0 million of net sales. The announced actions include the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advance Polymer Technologies reportable segment, as well as additional corporate and business cost reduction actions. We expect to close the DeRidder Plant by the end of the first half of 2024. These actions are referred to as Performance Chemicals' repositioning.
The Performance Chemicals' repositioning, when combined with earlier targeted workforce reduction initiatives, during 2023 resulted in the reduction of Ingevity's global workforce by almost 20 percent, 25 percent of these reductions being employees directly associated with commercial sales activities of the soon-to-be exited and/or reduced end-use markets of our industrial specialties product line. Specific to Performance Chemicals, the reduction represented approximately 30 percent of the reportable segment's workforce. The collective actions of workforce, operational, and regional business exits, we believe, will hinder our ability to dispose of the associated inventory on hand, as of December 31, 2023. As a result, we have recorded $19.7 million of non-cash, lower of cost or market, inventory charges to adjust the carrying value of the impacted inventory to what we will realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the consolidated statement of operations. Since these inventory charges are directly attributable to the Performance Chemicals’

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have combined these charges with the restructuring charges, noted above, and have excluded such impact from the financial results of our Performance Chemicals reportable segment, refer to Note 19 for more information.
We expect to incur aggregate charges of approximately $280.0 million associated with the Performance Chemicals' repositioning, consisting of approximately $180.0 million in asset-related charges, approximately $15.0 million in severance and other employee-related costs, and approximately $85.0 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. We expect approximately $180.0 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized in 2024. Due to the DeRidder Plant closure and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of required CTO volumes. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market. Excluded from the estimated $280.0 million of estimated aggregate charges are potential costs we may incur associated with the CTO resales which, based on what we believe to be market rates today, may result in $30.0 million to $80.0 million of incremental losses in 2024. Refer to Note 2, under the section: Non-operating income and expense, for more information.
During the year ended December 31, 2023, we incurred $5.1 million in cash charges and $127.7 million in non-cash charges related to the strategic actions initiated during the fourth quarter of 2023.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Other (income) charges, net
Alternative feedstock transition
In April 2023, we implemented the feedstock transition of our Crossett, Arkansas manufacturing plant (“Crossett”). This transition converted Crossett from a CTO-based feedstock production facility to produce fatty acids from alternative plant-based feedstocks. During the year ended December 31, 2023, we incurred $22.1 million in costs, including $8.8 million in asset disposal costs.
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the year ended December 31, 2023, we incurred $14.8 million of expense, including $4.3 million in asset disposal costs. We expect to incur an additional $3-5 million of costs as we complete this transition in the first half of 2024.
Business transformation costs
We embarked upon a business transformation initiative that included the implementation of an upgraded enterprise resource planning ("ERP") system. The implementation of our new ERP system occurred in multiple phases beginning with our pilot deployment in the first quarter of 2022 and concluded with our final deployment in the first quarter of 2023. This business transformation initiative concluded in the fourth quarter of 2023. Costs incurred, during the years ended December 31, 2023, 2022, and 2021, of $7.7 million, $13.8 million, and $16.1 million, respectively, represent costs directly associated with the business transformation initiative that, in accordance with GAAP, could not be capitalized.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Restructuring and Other (Income) Charges, net Reserves
The following table (in millions) shows a roll forward of restructuring reserves that will result in cash spending.

Balance at	Change in	Cash	Balance at	Change in	Cash		Balance at
12/31/2021 (1)	Reserve (2)	Payments	12/31/2022 (1)	Reserve (2)	Payments	Other (3)	12/31/2023 (1)
$0.5	13.8	(13.8)	$0.5	51.5	(44.0)	0.2	$8.2
_______________
(1) Included in "Accrued expenses" and "Other liabilities" on the consolidated balance sheet.
(2) Includes severance and other employee-related costs, exited leases, contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
(3) Primarily foreign currency translation adjustments.
Note 16: Acquisitions
Ozark Materials
On October 3, 2022, we completed our acquisition of Ozark Materials, LLC (“OM”), and Ozark Logistics, LLC (“OL” and, together with OM, “Ozark Materials”), pursuant to that certain Equity Purchase Agreement (the “Purchase Agreement”), by and among Ingevity, Ozark Materials and Ozark Holdings, Inc. (“Seller”). In accordance with the Purchase Agreement, we acquired from Seller, all of the issued and outstanding limited liability company membership interests of Ozark Materials for a purchase price of $325.0 million, subject to customary adjustments for working capital, indebtedness and transaction expenses (the "Acquisition"). The Acquisition has been integrated into our Performance Chemicals segment and is included within our road technologies product line. We funded the Acquisition through a combination of borrowings under our existing credit facilities and cash on hand.
The Acquisition is not considered significant to our Consolidated Financial Statements for the year ended December 31, 2023; therefore, proforma results of operations have not been presented.
Purchase Price Allocation
Ozark Materials is considered an acquisition of a business under business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. See Note 5 for an additional explanation of Level 2 and Level 3 inputs. We finalized the purchase price allocation in the third quarter of 2023, with no material adjustments recorded.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

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
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.8 million, of which $0.9 million was expensed during each of the years ended December 31, 2023 and December 31, 2022, respectively. The expense is included within "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(2) The aggregate amortization expense was $10.9 million for the year ended December 31, 2023. Estimated amortization expense is as follows: 2024 - $10.9 million, 2025 - $10.7 million, 2026 - $10.0 million, 2027 - $10.0 million, and 2028 - $10.0 million.
(3) Goodwill largely consists of expected cost synergies and economies of scale resulting from the business combination. We expect the full amount to be deductible for income tax purposes. This acquired goodwill has been included within our Performance Chemicals reporting unit. See Note 8 for further information regarding our allocation of goodwill among our reporting segments.
Acquisition and other-related (income) costs
Costs incurred to complete and integrate acquisitions and other strategic investments are expensed as incurred on our consolidated statement of operations. The following table summarizes the costs incurred associated with these combined activities.

	Years Ended December 31,
In millions	2023	2022	2021
Legal and professional service fees	$3.6	$5.0	$0.6
Acquisition-related costs	3.6	5.0	0.6
Inventory fair value step-up amortization (1)	0.9	0.9	—
Acquisition and other-related (income) costs, net	$4.5	$5.9	$0.6
_______________
(1) Included within "Cost of sales" on the consolidated statement of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 17: Income Taxes
Domestic and foreign components of Income (loss) before income taxes are shown below:

	Years Ended December 31,
In millions	2023	2022	2021
Domestic	$(55.4)	$200.0	$107.4
Foreign	45.3	69.6	55.4
Income (loss) before income taxes	$(10.1)	$269.6	$162.8
The provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2023	2022	2021
Current
Federal	$25.8	$41.7	$31.1
State and local	2.9	6.3	2.7
Foreign	11.3	15.0	15.5
Total current	$40.0	$63.0	$49.3
Deferred
Federal	$(39.7)	$(4.6)	$(15.3)
State and local	(4.6)	(1.7)	(1.6)
Foreign	(0.4)	1.3	12.3
Total deferred	$(44.7)	$(5.0)	$(4.6)
Provision (benefit) for income taxes	$(4.7)	$58.0	$44.7
We recorded zero, $4.5 million, and $4.2 million of deferred tax provision (benefit) expense within components of other comprehensive income during the years ended December 31, 2023, 2022, and 2021, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to operations:

	Years Ended December 31,
In millions, except percentage data	2023	2022	2021
Federal statutory tax rate	$(2.1)	$56.6	$34.2
State and local income taxes, net of federal benefit	(1.0)	5.6	2.4
Foreign income tax rate differential	1.7	2.2	2.2
Changes in valuation allowance	1.3	0.1	0.8
Foreign derived intangible income	(2.4)	(5.9)	(5.1)
Meals & entertainment	0.3	0.2	0.1
Lobbying	0.3	0.2	—
Officers compensation	0.9	0.6	0.3
Excess share-based compensation	(1.1)	(0.1)	(0.3)
Federal and state tax credits	(4.2)	(4.8)	(4.9)
Deferred adjustments	0.2	0.1	0.3
Legislative tax rate change	0.5	0.8	13.9
Sustainably sourced carbon benefit	(0.7)	(1.3)	—
Uncertain tax positions	0.5	0.5	0.3
Tax on foreign royalties	0.4	0.4	0.5
Tax on Dividends, Deemed Dividends, and GILTI (1)	0.5	2.6	0.1
Other	0.2	0.2	(0.1)
Provision (benefit) for income taxes	$(4.7)	$58.0	$44.7
Effective tax rate	46.5%	21.5%	27.5%
_______________
(1) GILTI is defined as Global Intangible Low Tax Income
The increase in our effective tax rate from 2022 to 2023 was mainly driven by the mix of earnings, with U.S. losses, primarily due to the restructuring activities during the year (see Note 15), driving an overall global loss and tax benefit for the year. Furthermore, significant decline in U.S. taxable earnings drove a decrease in the foreign derived intangible income benefit as compared to prior years skewing the effective tax rate.
The decrease in our effective tax rate from 2021 to 2022 was primarily driven by the recognition of the UK's six percent legislative rate increase in 2021. During 2022, our effective tax rate benefited from reduced taxes at our China manufacturing plant associated with the purchases of our sustainably sourced raw material feedstock. This reduction was partially offset by an increase in foreign earnings deemed taxable in the U.S. mainly due to final U.S. foreign tax credit regulations modifying the definition of what foreign taxes qualify as creditable taxes, denying Brazilian taxes paid as qualifying taxes.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
In millions	2023	2022
Deferred tax assets:
Employee benefits	$13.3	$19.1
Net operating losses	10.6	10.5
Inventory	16.9	—
Leases	18.7	17.2
Litigation verdict accrual	20.5	19.9
Research and experimental expenses	15.3	8.9
Interest limitation	7.6	—
Other	16.3	14.4
Total deferred tax assets	$119.2	$90.0
Valuation allowance	(11.1)	(9.2)
Total deferred tax assets, net of valuation allowance	$108.1	$80.8
Deferred tax liabilities:
Fixed assets	$115.9	$116.7
Intangibles	29.3	34.6
Inventory	—	7.3
Leases	18.4	16.9
Other	3.8	6.1
Total deferred tax liabilities	$167.4	$181.6
Net deferred tax asset (liability) (1)	$(59.3)	$(100.8)
_______________
(1) Presentation in the table above is on a gross basis, however, due to jurisdictional netting, our net deferred tax asset and liability recorded on the consolidated balance sheets is $11.6 million and $70.9 million, respectively, as of December 31, 2023, and $5.7 million and $106.5 million, respectively, as of December 31, 2022.
Our net deferred tax liability decreased $41.5 million at December 31, 2023 as compared to December 31, 2022. As part of Tax Cuts and Jobs Act ("TCJA") enacted in December 2017 under Internal Revenue Code ("IRC") Section 174, beginning in 2022 we were required to capitalize and amortize research and experimental expenditures. This requirement continued to increase the deferred tax asset for 2023. Also as modified by TCJA, IRC Section 163(j) limits U.S. business interest expense deductions as a function of adjusted taxable income. In 2023 due to a reduction in taxable income, Ingevity was subject to these limitations creating a new deferred tax asset for 2023, labeled above as interest limitation. The increase in the LIFO reserve in 2023 flipped our 2022 deferred tax liability to a deferred tax asset in 2023. Further acceleration of book amortization on intangibles drove a decline in the overall deferred tax liability for the year.
We have deferred tax assets, including net operating loss and state tax credit carryforwards, which are available to offset future taxable income. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized. In 2023, we recognized tax expense of $1.3 million due to our expected inability to recognize the benefit associated with state tax credits prior to their expiration.
At December 31, 2023, foreign net operating loss carryforwards totaled $32.9 million; of this total, $0.1 million will expire in 1 year and $32.8 million has no expiration date.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalent balance at December 31, 2023 included $90.7 million held by our foreign subsidiaries. At December 31, 2023, 2022, and 2021, no deferred income taxes have been provided for our share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of taxes that may be due if

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, the opportunity to use foreign tax credits, and the potential impact of future tax reform. Positive undistributed earnings considered to be indefinitely reinvested totaled $90.0 million at December 31, 2023.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years ended December 31,
In millions	2023	2022	2021
Balance at beginning of year	$0.8	$0.3	$0.1
Additions for tax positions related to prior years	0.4	0.5	0.3
Reduction for lapse of statute of limitation	—	—	(0.1)
Balance at end of year (1)	$1.2	$0.8	$0.3
_______________
(1) Included in "Other liabilities" on the consolidated balance sheet.
As of December 31, 2023, 2022, and 2021, $1.4 million, $0.9 million, and $0.4 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

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
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury’s verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF’s motion for pre-judgment interest on its tortious interference claim as well as and our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF has indicated it will seek attorneys’ fees and costs in amounts that they will allege and have to demonstrate at a future date. Unless the judgment is set aside, BASF will be entitled to post-judgment interest pursuant to the rate provided under federal law.
We disagree with the verdict, including the court’s application of the law and entry of judgment, and intend to appeal. In addition, we may challenge the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to 24 months.
As of December 31, 2023, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2022 Annual Report. The full amount of the trebled jury verdict, $85.0 million, is accrued within Other liabilities on the consolidated balance sheet as of December 31, 2023 and the charge was included within Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2021. In addition, as a result of the judgment being officially entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 19: Segment Information
Segment change
As described in Note 1, effective in the first quarter of 2023, we separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. We have recast the data below to reflect the changes in our reportable segments to conform to the current year presentation.
Ingevity’s operating segments are (i) Performance Materials, (ii) Performance Chemicals, and (iii) Advanced Polymer Technologies. A description of our operating segments is included in Note 1.

	Years Ended December 31,
In millions	2023	2022	2021
Net sales
Performance Materials	$586.0	$548.5	$516.8
Performance Chemicals	902.1	875.1	688.9
Advanced Polymer Technologies	204.0	244.7	185.8
Total net sales (1)	$1,692.1	$1,668.3	$1,391.5
Segment EBITDA (2)
Performance Materials	$286.6	$252.2	$249.4
Performance Chemicals	65.7	160.4	140.5
Advanced Polymer Technologies	44.5	40.0	32.3
Total Segment EBITDA (2)	$396.8	$452.6	$422.2
Interest expense	(93.3)	(61.8)	(51.7)
Interest income	6.3	7.5	4.0
(Provision) benefit for income taxes	4.7	(58.0)	(44.7)
Depreciation and amortization - Performance Materials	(38.3)	(36.1)	(36.8)
Depreciation and amortization - Performance Chemicals	(53.2)	(43.1)	(40.0)
Depreciation and amortization - Advanced Polymer Technologies	(31.3)	(29.6)	(33.1)
Restructuring and other income (charges), net (3)(9)	(189.9)	(13.8)	(16.2)
Acquisition and other-related income (costs), net (4)	(4.5)	(5.9)	(0.6)
Loss on CTO resales (5)	(22.0)	—	—
Gain (loss) on sale of strategic investment (6)	19.3	—	—
Litigation verdict charge (7)	—	—	(85.0)
Pension and postretirement settlement and curtailment income (charges), net (8)	—	(0.2)	—
Net income (loss)	$(5.4)	$211.6	$118.1
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related income (costs), litigation verdict charges, gain on sale of strategic investments, loss on CTO resales, pension and postretirement settlement and curtailment income (charges), net.
(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

	Years Ended December 31,
In millions	2023	2022	2021
Performance Materials	$9.0	$4.8	$6.0
Performance Chemicals	164.2	7.0	8.0
Advanced Polymer Technologies (1)	16.7	2.0	2.2
Restructuring and other (income) charges, net	$189.9	$13.8	$16.2
_________________
(1) Included in the charges for the year ended December 31, 2023 was $13.3 million of asset disposal charges associated with Advanced Polymer Technologies polyol production assets located at the DeRidder Plant.

(4) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate. For more detail on these charges see Note 16.

	Years Ended December 31,
In millions	2023	2022	2021
Performance Materials	$—	$0.3	$0.2
Performance Chemicals	4.5	5.6	—
Advanced Polymer Technologies	—	—	0.4
Acquisition and other-related (income) costs, net	$4.5	$5.9	$0.6
(5) For the year ended December 31, 2023, charges relates to the Performance Chemicals reportable segment. Refer to Note 2, under the section: Non-operating income and expense, for more information.
(6) For the year ended December 31, 2023, gains related to our Performance Materials reportable segment. We exclude gains and losses from sales of strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 5, under the section: Strategic Investments, for more information.
(7) For the year ended December 31, 2021, litigation verdict charge relates to the Performance Materials segment. Refer to Note 18 for additional information.
(8) For the year ended December 31, 2022 the charges relate to the Performance Materials reportable segment. Our pension and postretirement settlement and curtailment charges (income) are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA.
(9) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results; details of which are included in the table below.

	Years Ended December 31,
In millions	2023	2022	2021
Restructuring charges (1)	$125.6	$—	$0.1
Other (income) charges, net (1)	44.6	13.8	16.1
Performance Chemicals' repositioning inventory charges (2)	19.7	—	—
Restructuring and other (income) charges, net	$189.9	$13.8	$16.2
_________________
(1) Amounts are recorded within Restructuring and other (income) charges, net on the consolidated statement of operations, refer to Note 15 for more information.
(2) Amounts are recorded within Cost of sales on the condensed consolidated statement of operations, refer to Note 15 for more information.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

	Depreciation and amortization			Capital expenditures
	Years Ended December 31,			Years Ended December 31,
In millions	2023	2022	2021	2023	2022	2021
Performance Materials	$38.3	$36.1	$36.8	$36.4	$59.8	$46.2
Performance Chemicals	53.2	43.1	40.0	49.6	62.4	37.1
Advanced Polymer Technologies	31.3	29.6	33.1	23.8	20.3	20.5
Total	$122.8	$108.8	$109.9	$109.8	$142.5	$103.8

Property, plant, and equipment, net	December 31,
In millions	2023	2022
North America	$581.0	$636.7
Asia Pacific	71.4	70.4
Europe, Middle East, and Africa	109.7	91.4
South America	0.1	0.1
Property, plant, and equipment, net	$762.2	$798.6

Total assets	December 31,
In millions	2023	2022
Performance Materials	$738.0	$784.6
Performance Chemicals (1)	1,218.1	1,430.5
Advanced Polymer Technologies (1)	598.0	446.9
Total segment assets (2)	$2,554.1	$2,662.0
Corporate and other	69.2	74.5
Total assets	$2,623.3	$2,736.5
_______________
(1) On January 1, 2023, we separated our engineered polymers product line from the Performance Chemicals reportable segment into its own reportable segment, Advanced Polymer Technologies. As a result of this separation, we allocated $165.0 million of Performance Chemicals goodwill to the newly created Advanced Polymer Technologies reportable segment. Refer to Note 8 for more information.
(2) Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 20: Earnings (Loss) per Share

	Years Ended December 31,
In millions (except share and per share data)	2023	2022	2021
Net income (loss)	$(5.4)	$211.6	$118.1

Basic and Diluted earnings (loss) per share (1)
Basic earnings (loss) per share	$(0.15)	$5.54	$2.97
Diluted earnings (loss) per share	$(0.15)	$5.50	$2.95

Shares (2)
Weighted average number of shares of common stock outstanding - Basic	36,496	38,179	39,816
Weighted average additional shares assuming conversion of potential common shares (3)	—	292	243
Shares - diluted basis	36,496	38,471	40,059
_______________
(1) Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards.
(2) Shares are presented in thousands.
(3) For the year ended December 31, 2023, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.

The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Years Ended December 31,
In thousands	2023	2022	2021
Average number of potential common shares - antidilutive	571	204	98

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Note 21: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the consolidated balance sheets, as well as other (income) expense, net on the consolidated statement of operations:

Prepaid and other current assets:	December 31,
In millions	2023	2022
Income and value added tax receivables	$12.0	$12.7
Prepaid freight and supply agreements	2.5	2.7
Prepaid insurance	1.9	3.2
Non-trade receivables	5.8	5.4
Advances to suppliers	1.0	1.0
Prepaid software as a service	4.1	2.9
Contract asset (Note 4)	11.2	6.4
Restricted cash	0.6	0.6
CTO resales (Note 2)	24.2	—
Planned major maintenance activities	2.5	4.3
Currency exchange and natural gas contracts (Note 9)	0.5	—
Other	5.6	7.6
	$71.9	$46.8

Other assets:	December 31,
In millions	2023	2022
Deferred financing charges	$3.9	$5.1
Capitalized software, net	44.8	46.4
Land-use rights	4.4	4.6
Deferred software as a service	2.8	4.0
Deferred compensation plan assets (Note 5)	17.9	14.4
Finance lease assets, net (Note 13)	0.1	0.1
Other	8.0	6.6
	$81.9	$81.2

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2023

Accrued expenses:	December 31,
In millions	2023	2022
Accrued interest	$10.0	$9.0
Accrued taxes	7.5	5.3
Accrued freight	1.8	3.9
Accrued rebates	10.4	13.7
Restructuring reserves (Note 15)	8.2	0.5
Accrued royalties and commissions	2.0	2.4
Currency exchange and natural gas contracts (Note 9)	1.4	2.1
Accrued energy	2.3	3.2
CTO resales (Note 2)	13.6	—
Asset retirement obligations (Note 2)	5.5	4.3
Other	9.6	10.0
	$72.3	$54.4

Other liabilities:	December 31,
In millions	2023	2022
Deferred compensation arrangements (Note 5)	$15.5	$12.5
Pension & OPEB liabilities (Note 14)	9.6	10.4
Unrecognized tax benefits (Note 17)	1.2	0.8
Litigation verdict accrual (Note 18)	87.4	85.0
Asset retirement obligations (Note 2)	7.4	—
Other	5.6	6.2
	$126.7	$114.9

Other (income) expense, net:	Years Ended December 31,
In millions	2023	2022	2021
(Gain)/loss on sale of strategic investment (Note 5)	$(19.3)	$—	$—
Foreign currency transaction (gain)/loss	3.7	2.3	2.5
Loss on CTO resales (Note 2)	22.0	—	—
Litigation verdict charge (Note 18)	—	—	85.0
Other (income)/expense, net	(0.7)	(4.0)	(7.6)
	$5.7	$(1.7)	$79.9

INGEVITY CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2023, 2022, and 2021

		Provision/ (Benefit)
In millions	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Charged to Retained Earnings	Write-offs (1)	Balance, End of Year
December 31, 2023
Accounts receivable credit loss allowance (2)	$0.5	0.6	—	—	—	$1.1
Held-to-maturity debt securities credit loss allowance (3)	$0.6	(0.4)	—	—	—	$0.2
Deferred tax valuation allowance	$9.2	1.3	0.6	—	—	$11.1
December 31, 2022
Accounts receivable credit loss allowance (2)	$2.0	0.3	—	—	(1.8)	$0.5
Held-to-maturity debt securities credit loss allowance (3)	$0.5	0.1	—	—	—	$0.6
Deferred tax valuation allowance	$8.8	0.1	0.3	—	—	$9.2
December 31, 2021
Accounts receivable credit loss allowance (2)	$1.9	0.1	—	—	—	$2.0
Held-to-maturity debt securities credit loss allowance (3)	$0.9	(0.4)	—	—	—	$0.5
Deferred tax valuation allowance	$8.4	0.8	(0.4)	—	—	$8.8
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
As of December 31, 2023, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
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
Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption “Proposal 1 - Election of Directors” in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 in connection with the Annual Meeting of Stockholders scheduled to be held on April 23, 2024 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Information about our Executive Officers” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “Board and Corporate Governance Matters - Committees of our Board of Directors - Audit Committee” in the Proxy Statement, information concerning delinquent Section 16(a) reports, appearing under the caption "Delinquent Section 16(a) Reports", in the Proxy Statement, and information concerning our Code of Conduct, appearing under the caption “Board and Corporate Governance Matters - Code of Conduct” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.
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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2023. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (1)	Weighted- average exercise price of outstanding options and restricted stock awards (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (2)
Equity Compensation Plans approved by stockholders	901,787	$69.49	2,386,262
_______________
(1) Includes 278,383 stock options, 349,876 restricted stock units (RSUs) and 263,092 performance-based restricted stock units (PSUs) granted to employees and 10,436 DSUs to be issued to directors. In accordance with SEC rules, the number of shares to be issued for performance based stock unit awards has been calculated based on the assumption that the awards granted in 2021, 2022 and 2023 will pay out at the target (1.0x).
(2) Includes 319,611 shares available for future issuance under the 2017 Ingevity Corporation Employee Stock Purchase Plan.

Index

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors under the caption “Board and Corporate Governance Matters - Director Nominees and Selection - Director Independence” and the information contained in the Proxy Statement concerning related party transactions and our review, approval or ratification thereof appearing under the caption “Board and Corporate Governance Matters - Related Party Transactions” is incorporated herein by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled “Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

Index

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
i.Consolidated Financial Statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
ii.The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2023, 2022, and 2021	103
All schedules have been omitted because they are not required, not applicable or the information is otherwise included.
iii.Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

2.2	Asset Purchase Agreement, by and among Georgia-Pacific Chemicals, LLC, Georgia-Pacific LLC, Ingevity Arkansas, LLC, and Ingevity Corporation, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

2.3	First Amendment to Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

2.4	Agreement for the Sale and Purchase of Perstorp UK Ltd., dated as of December 10, 2018, by and amount Perstorp AB and Ingevity Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on December 10, 2018).

2.5†	Equity Purchase Agreement, dated July 31, 2022, by and among Ingevity Corporation, Ozark Holdings, Inc., Ozark Materials, LLC and Ozark Logistics, LLC (incorporated by reference to Exhibit 2.1 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

3.1	Ingevity Corporation Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2019).

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

4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.3 to Form 10-K filed February 28, 2023).

10.1	Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

Index

Exhibit No.	Exhibit Description

10.2	Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.3	Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.4	Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.5	Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2017).

10.6†	Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated as of March 20, 2023, by and among Ingevity Corporation, WestRock Shared Services, LLC, and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

10.7†	Amendment No. 1 to that certain Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement dated as of March 20, 2023, dated as of November 1, 2023 by and among Ingevity Corporation, WestRock Shared Services, LLC, and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 1, 2023).

10.8	Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.9	Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

10.10	Incremental Facility Agreement and Amendment No. 2, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 9, 2018).

10.11	Amendment No. 3, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.12	Incremental Facility Agreement and Amendment No. 4, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.13
Incremental Facility Agreement and Amendment No. 5, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as successor administrative agent and Wells Fargo Bank, N.A., as resigning administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2020).

Index

Exhibit No.	Exhibit Description
10.14	Amendment and Restatement Agreement, dated as of June 23, 2022, among Ingevity Corporation, Ingevity Holdings SRL, Ingevity UK Ltd, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2022).

10.15	Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.16+
Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.17+
Ingevity Corporation Amended and Restated 2016 Omnibus Incentive Plan, restated as of July 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2019).

10.18+	Employment Letter, dated October 2, 2015, between WestRock Company, Ingevity Corporation and Katherine P. Burgeson (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.19+	Employment Letter, dated July 24, 2015, between WestRock Company, Ingevity Corporation and Michael Wilson (incorporated by reference to Exhibit 10.12 to the Company's Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.20	Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.21a+	Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21b+†	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21c+	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21d+	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21e+	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21f+	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.21g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14g to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.21h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14h to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

Index

Exhibit No.	Exhibit Description
10.21i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14i to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.22+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.23+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.24+
Restated Ingevity Corporation Non-Employee Director Compensation Policy, effective April 24, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 2, 2019).

10.25+†
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

10.31†	Second Amendment to Crude Tall Oil Supply Agreement, dated March 21, 2023, by and among Georgia-Pacific LLC, on behalf of itself and its subsidiaries, GP Pine Chemicals LLC and Ingevity Corporation (incorporated by reference to Exhibit 10.2 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

10.32+†
Severance and Change of Control Agreement between Ingevity Corporation and Mary Dean Hall dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2021).

10.33+
2017 Ingevity Corporation Employee Stock Purchase Plan Effective July 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

10.34+†
Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated December 15, 2021 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.35+†
Severance and Change of Control Agreement between Ingevity Corporation and Rich A. White Jr. dated December 14, 2021 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

Index

Exhibit No.	Exhibit Description

10.36+	Offer Letter between John C. Fortson and Ingevity Corporation dated August 21, 2020 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.37+	Offer Letter between Mary Dean Hall and Ingevity Corporation dated March 17, 2021 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.38+	Offer Letter between Stacy L. Cozad and Ingevity Corporation dated January 5, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.39+	Offer Letter between Rich A. White Jr. and Ingevity Corporation dated December 2, 2021 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.40+	Offer Letter between Steven P. Hulme and Ingevity Corporation dated December 2, 2021 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.41+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.S. Employees (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.42+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.K. Employees (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.43+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.44+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.45+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.46+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.47+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.48+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.49+†	Form of Performance-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – International Employees (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

Index

Exhibit No.	Exhibit Description
10.50+
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

10.55+†
Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated February 21, 2022 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.56	Consulting Agreement between Ingevity Corporation and Michael P. Smith dated February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities Commission on February 23, 2022).

10.57+	Special Cash Award Agreement between Ingevity Corporation and Steven P. Hulme dated July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities Commission on May 5, 2022).

10.58+	Offer Letter between Ingevity Corporation and Christine Stunyo dated April 27, 2022 (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

10.59+†	Severance and Change of Control Agreement between Ingevity Corporation and Christine Stunyo dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to Ingevity Corporation’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

10.60+†	Severance and Change of Control Agreement between Ingevity Corporation and Erik Ripple dated February 14, 2022 (incorporated by reference to Exhibit 10.3 to Ingevity Corporation’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

10.61†	Transaction Support Agreement, dated July 31, 2022, by and among Ingevity Corporation, William H. Carr, Jerry N. Carr, Leon M. Gross, III, Ozark Holdings, Inc. and each of the other entities that are signatories thereto (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

10.62+†	Separation and Severance Agreement, dated as of February 27, 2023 between Ingevity Corporation and Erik Ripple (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2023).

Index

Exhibit No.	Exhibit Description
10.63+†	Performance Chemicals Transformation Restricted Stock Unit Award dated effective as of May 1, 2023 between Ingevity Corporation and Richard A. White (incorporated by reference to Exhibit 10.1 to Ingevity Corporation’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2023).

21.1	Ingevity Corporation List of Significant Subsidiaries*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.*

32.1	Section 1350 Certification of the Company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

97.1*+	Senior Executive Recoupment Policy.*

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
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
Date: February 22, 2024
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Fortson John C. Fortson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024

/s/ Mary Dean Hall Mary Dean Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024

/s/ Phillip J. Platt Phillip J. Platt	Vice President, Chief Accounting Officer and Business Transformation Lead (Principal Accounting Officer)	February 22, 2024

/s/ Jean S. Blackwell Jean S. Blackwell	Director	February 22, 2024

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	February 22, 2024

/s/ Diane H. Gulyas Diane H. Gulyas	Director	February 22, 2024

/s/ Bruce D. Hoechner Bruce D. Hoechner	Director	February 22, 2024

/s/ Frederick J. Lynch Frederick J. Lynch	Director	February 22, 2024

/s/ Karen G. Narwold Karen G. Narwold	Director	February 22, 2024

/s/ Daniel F. Sansone Daniel F. Sansone	Director	February 22, 2024

/s/ William J. Slocum William J. Slocum	Director	February 22, 2024

/s/ Benjamin G. Wright Benjamin G. Wright	Director	February 22, 2024