Form 10-Q
period 2024-03-31
Ingevity Corp
filed 2024-05-02
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,329,455 shares of common stock, $0.01 par value, outstanding at April 29, 2024.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2024	2023
Net sales	$340.1	$392.6
Cost of sales	240.4	262.2
Gross profit	99.7	130.4
Selling, general, and administrative expenses	47.2	48.6
Research and technical expenses	6.8	8.8
Restructuring and other (income) charges, net	62.8	5.6
Acquisition-related costs	0.3	1.9
Other (income) expense, net	32.2	(18.2)
Interest expense, net	22.3	19.6
Income (loss) before income taxes	(71.9)	64.1
Provision (benefit) for income taxes	(15.9)	13.4
Net income (loss)	$(56.0)	$50.7

Per share data
Basic earnings (loss) per share	$(1.54)	$1.36
Diluted earnings (loss) per share	(1.54)	1.35

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Net income (loss)	$(56.0)	$50.7
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(9.1)	10.5
Total foreign currency adjustments, net of tax provision (benefit) of zero and zero	(9.1)	10.5
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.1) and $(0.7)	(0.3)	(2.3)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.2 and $(0.1)	0.5	(0.2)
Total derivative instruments, net of tax provision (benefit) of $0.1 and $(0.8)	0.2	(2.5)
Other comprehensive income (loss), net of tax provision (benefit) of $0.1 and $(0.8)	(8.9)	8.0
Comprehensive income (loss)	$(64.9)	$58.7

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$88.5	$95.9
Accounts receivable, net of allowance of $1.2 - 2024 and $1.1 - 2023	191.3	182.0
Inventories, net	325.5	308.8
Prepaid and other current assets	63.9	71.9
Current assets	669.2	658.6
Property, plant, and equipment, net	726.5	762.2
Operating lease assets, net	63.6	67.1
Goodwill	525.9	527.5
Other intangibles, net	302.8	336.1
Deferred income taxes	23.8	11.6
Restricted investment, net of allowance of $0.1 - 2024 and $0.2 - 2023	79.8	79.1
Strategic investments	94.1	99.2
Other assets	81.2	81.9
Total Assets	$2,566.9	$2,623.3
Liabilities
Accounts payable	$153.1	$158.4
Accrued expenses	70.5	72.3
Accrued payroll and employee benefits	16.6	19.9
Current operating lease liabilities	18.8	18.7
Notes payable and current maturities of long-term debt	84.7	84.4
Income taxes payable	8.0	9.2
Current liabilities	351.7	362.9
Long-term debt including finance lease obligations	1,408.7	1,382.8
Noncurrent operating lease liabilities	45.0	48.6
Deferred income taxes	64.4	70.9
Other liabilities	128.9	126.7
Total Liabilities	1,998.7	1,991.9
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2024 and 2023, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,585,084 and 43,446,513 issued and 36,324,153 and 36,233,092 outstanding at 2024 and 2023, respectively)	0.4	0.4
Additional paid-in capital	169.2	164.9
Retained earnings	946.3	1,002.3
Accumulated other comprehensive income (loss)	(35.6)	(26.7)
Treasury stock, common stock, at cost (7,260,931 shares - 2024 and 7,213,421 shares - 2023)	(512.1)	(509.5)
Total Equity	568.2	631.4
Total Liabilities and Equity	$2,566.9	$2,623.3
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2024	2023
Cash provided by (used in) operating activities:
Net income (loss)	$(56.0)	$50.7
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	29.6	31.1
Non cash operating lease costs	4.9	4.3
Deferred income taxes	(18.4)	(0.9)
Restructuring and other (income) charges, net	62.8	5.6
Loss on CTO resales	26.5	—
LIFO reserve	(6.8)	22.3
Share-based compensation	4.3	4.0
(Gain) loss on strategic investment	4.8	(19.2)
Other non-cash items	5.8	4.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10.2)	(14.0)
Inventories, net	(14.3)	(48.1)
Prepaid and other current assets	—	5.2
Accounts payable	(3.8)	(0.8)
Accrued expenses	(2.4)	(2.7)
Accrued payroll and employee benefits	(3.2)	(31.7)
Income taxes	(0.8)	9.5
Restructuring and other spending, net	(10.0)	(5.6)
Operating leases	(5.7)	(5.2)
CTO resales spending, net	(19.8)	—
Changes in other operating assets and liabilities, net	0.6	(3.9)
Net cash provided by (used in) operating activities	$(12.1)	$5.3
Cash provided by (used in) investing activities:
Capital expenditures	$(16.6)	$(25.4)
Proceeds from sale of strategic investment	—	31.4
Other investing activities, net	0.3	(3.5)
Net cash provided by (used in) investing activities	$(16.3)	$2.5
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$81.4	$90.3
Payments on revolving credit facility and other borrowings	(55.0)	(60.3)
Finance lease obligations, net	(0.4)	(0.3)
Tax payments related to withholdings on vested equity awards	(2.6)	(4.5)
Proceeds and withholdings from share-based compensation plans, net	—	2.6
Repurchases of common stock under publicly announced plan	—	(33.4)
Net cash provided by (used in) financing activities	$23.4	$(5.6)
Increase (decrease) in cash, cash equivalents, and restricted cash	(5.0)	2.2
Effect of exchange rate changes on cash	(1.8)	(0.4)
Change in cash, cash equivalents, and restricted cash	(6.8)	1.8
Cash, cash equivalents, and restricted cash at beginning of period	111.9	84.3
Cash, cash equivalents, and restricted cash at end of period(1)	$105.1	$86.1

(1)
Includes restricted cash of $16.6 million and $8.2 million and cash and cash equivalents of $88.5 million and $77.9 million at March 31, 2024 and 2023, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$17.0	$15.3
Cash paid for income taxes, net of refunds	2.9	4.7
Purchases of property, plant, and equipment in accounts payable	2.7	4.3
Leased assets obtained in exchange for new operating lease liabilities	0.4	3.9
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, oil exploration and production and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021, collectively referred to as the “Annual Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments which include only normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented and contain adequate disclosures to make the information presented not misleading. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
Note 2: New Accounting Guidance
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update ("ASU") to communicate changes to the Codification. We consider the applicability and impact of all ASUs. Recently issued ASUs that are not listed within this Form 10-Q have been assessed and determined to be either not applicable or are not expected to have a material impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to provide readers of the financial statements with information to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective beginning with our 2024 fiscal year Form 10-K and will be applied to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year. Early adoption is permitted and we are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended March 31,
In millions	2024	2023
Performance Materials segment	$145.1	$141.4
Performance Chemicals segment
Road Technologies product line	45.7	45.8
Industrial Specialties product line	101.3	139.8
Total	$147.0	$185.6
Advanced Polymer Technologies segment	$48.0	$65.6
Net sales	$340.1	$392.6
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2024	2023
North America	$202.7	$234.7
Asia Pacific	78.4	85.7
Europe, Middle East, and Africa	48.3	62.7
South America	10.7	9.5
Net sales	$340.1	$392.6
Contract Balances
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
The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	March 31,
In millions	2024	2023
Beginning balance	$11.2	$6.4
Contract asset additions	8.8	3.9
Reclassification to accounts receivable, billed to customers	(4.1)	(4.1)
Ending balance (1)	$15.9	$6.2
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 4: Fair Value Measurements
Recurring Fair Value Measurements
The following information is presented for assets and liabilities that are recorded on the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between the three-level fair value hierarchy during the periods reported.

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2024
Assets:
Deferred compensation plan investments (4)	$3.1	$—	$—	$3.1
Total assets	$3.1	$—	$—	$3.1
Liabilities:
Deferred compensation arrangement (4)	$16.1	$—	$—	$16.1
Total liabilities	$16.1	$—	$—	$16.1

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2023
Assets:
Deferred compensation plan investments (4)	$3.0	$—	$—	$3.0
Total assets	$3.0	$—	$—	$3.0
Liabilities:
Deferred compensation arrangement (4)	$15.5	$—	$—	$15.5
Total liabilities	$15.5	$—	$—	$15.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $15.8 million and $14.9 million at March 31, 2024 and December 31, 2023, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended March 31, 2024, and December 31, 2023.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.7 million and $16.0 million at March 31, 2024 and December 31, 2023, respectively. During the first quarter of 2023, we sold a strategic equity method investment for $31.4 million, resulting in a $19.2 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statement of operations. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended March 31, 2024 and December 31, 2023.
During 2022, we entered into an investment with a venture capital fund for $0.8 million, which is accounted for under the equity method of accounting. As of March 31, 2024 and December 31, 2023, respectively, we had approximately $5.6 million of unfunded commitments, which we anticipate will be paid over a period of 10 years. The carrying value of our strategic equity investment was $1.6 million and $1.7 million at March 31, 2024 and December 31, 2023, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $78.4 million and $83.2 million at March 31, 2024 and December 31, 2023, respectively. During the period ended March 31, 2024, the company identified a triggering event indicating that an investment being accounted for under the measurement alternative may be impaired. For the three months ended March 31, 2024, the Company recognized an impairment of $4.8 million, recorded in Other (income) expense, net on the condensed consolidated statement of operations.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky, manufacturing site at maturity. The trust, presented as Restricted investment on our condensed consolidated balance sheets, originally purchased long-term bonds that mature through 2026. The principal received at maturity of the bonds, along with interest income that is reinvested in the trust, are expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized and presented as interest income on our condensed consolidated statement of operations. As interest from the bonds is received and as bonds mature, any proceeds not reinvested are held in highly liquid securities and treated as restricted cash.
At March 31, 2024 and December 31, 2023, the carrying value of our restricted investment was $79.8 million and $79.1 million, net of an allowance for credit losses of $0.1 million and $0.2 million, and included restricted cash of $16.0 million and $15.4 million, respectively. The fair value at March 31, 2024 and December 31, 2023 was $77.2 million and $76.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
March 31, 2024	$13.3	10.4	13.2	17.0	10.0	$63.9
December 31, 2023	$13.3	10.4	13.2	17.0	10.0	$63.9
Debt and Finance Lease Obligations
At March 31, 2024 and December 31, 2023, the carrying value of finance lease obligations was $100.8 million and $101.1 million, respectively, and the fair value was $104.3 million and $105.7 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site, is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value, excluding debt issuance fees, of our variable interest rate debt was $847.6 million and $821.4 million as of March 31, 2024 and December 31, 2023, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At March 31, 2024 and December 31, 2023, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $497.3 million and $494.6 million, respectively, based on Level 2 inputs.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 5: Inventories, net

In millions	March 31, 2024	December 31, 2023
Raw materials	$129.9	$128.3
Production materials, stores, and supplies	26.2	26.0
Finished and in-process goods	263.3	255.2
Subtotal	$419.4	$409.5
Less: LIFO reserve	(93.9)	(100.7)
Inventories, net	$325.5	$308.8
Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2024	December 31, 2023
Machinery and equipment	$1,262.8	$1,244.6
Buildings and leasehold improvements	217.4	217.4
Land and land improvements	26.3	26.3
Construction in progress	87.5	92.8
Total cost	$1,594.0	$1,581.1
Less: accumulated depreciation (1)	(867.5)	(818.9)
Property, plant, and equipment, net	$726.5	$762.2
_______________
(1) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the depreciation of certain property, plant and equipment assets. This resulted in $31.6 million of additional expense for the three months ended March 31, 2024, which is included in Restructuring and other (income) charges, net within the condensed consolidated statement of operations.
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2023	$4.3	$349.4	$173.8	$527.5
Foreign currency translation	—	(0.1)	(1.5)	(1.6)
March 31, 2024	$4.3	$349.3	$172.3	$525.9
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2023	$396.5	$92.6	$91.7	$580.8
Retirements (2)	(129.0)	—	(1.9)	(130.9)
Foreign currency translation	(1.3)	(0.6)	(0.5)	(2.4)
March 31, 2024	$266.2	$92.0	$89.3	$447.5
Accumulated Amortization
December 31, 2023	$(179.4)	$(30.3)	$(35.0)	$(244.7)
Amortization (3)	(27.5)	(1.4)	(2.7)	(31.6)
Retirements (2)	129.0	—	1.9	130.9
Foreign currency translation	0.3	0.2	0.2	0.7
March 31, 2024	$(77.6)	$(31.5)	$(35.6)	$(144.7)
Other intangibles, net	$188.6	$60.5	$53.7	$302.8
_______________
(1) Represents trademarks, trade names, and know-how.
(2) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we retired certain customer contract and relationships, and developed technology finite-lived intangible assets.
(3) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets. This resulted in $22.1 million of additional expense for the three months ended March 31, 2024, and $37.4 million of additional expenses for the twelve months ended December 31, 2023, which is included in Restructuring and other (income) charges, net within the condensed consolidated statement of operations.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	March 31, 2024	December 31, 2023
Performance Materials	$1.4	$1.5
Performance Chemicals	110.7	137.5
Advanced Polymer Technologies	190.7	197.1
Other intangibles, net	$302.8	$336.1
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2024	2023
Selling, general, and administrative expenses	$9.5	$10.3
Restructuring and other (income) charges, net (1)	22.1	—
Total amortization expense	$31.6	$10.3
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $22.6 million for the remainder of 2024, 2025 - $29.8 million, 2026 - $29.1 million, 2027 - $29.1 million, and 2028 - $29.1 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of March 31, 2024, there were $1.9 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of zero at March 31, 2024 and December 31, 2023, respectively.
Commodity Price Risk Management
As of March 31, 2024, we had 1.3 million and 0.1 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of March 31, 2024, open commodity contracts hedge forecasted transactions until May 2025. The fair value of the outstanding designated natural gas commodity hedge contracts as of March 31, 2024 and December 31, 2023, was a net asset (liability) of $(0.5) million and $(0.9) million, respectively.
Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended March 31,
	2024	2023	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$—	$(0.1)	$—	$(0.2)	Net sales
Natural gas contracts	(0.4)	(2.9)	(0.7)	0.5	Cost of sales
Total	$(0.4)	$(3.0)	$(0.7)	$0.3
Within the next twelve months, we expect to reclassify $1.7 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2024, or December 31, 2023.

	March 31, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Natural gas contracts (5)	$—	$0.5	$—	$0.5
Currency exchange contracts (5)	—	0.1	—	0.1
Total liabilities	$—	$0.6	$—	$0.6

	December 31, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.9	$—	$0.9
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$1.4	$—	$1.4
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	March 31, 2024	December 31, 2023
Revolving Credit Facility and other lines of credit (1)(2)	$764.0	$738.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	100.8	101.1
Accounts receivable securitization (4)	81.6	81.3
Other notes payable	2.0	2.1
Total debt including finance lease obligations	$1,498.4	$1,472.5
Less: debt issuance costs	5.0	5.3
Total debt, including finance lease obligations, net of debt issuance costs	$1,493.4	$1,467.2
Less: debt maturing within one year (5)	84.7	84.4
Long-term debt including finance lease obligations	$1,408.7	$1,382.8
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.5 million and $2.5 million and available funds under the facility were $233.5 million and $259.5 million at March 31, 2024 and December 31, 2023, respectively.
(2) The weighted average interest rate associated with our revolving credit facility was 6.68 percent and 6.36 percent for the period ended March 31, 2024 and December 31, 2023, respectively.
(3) At March 31, 2024 and December 31, 2023, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $79.8 million and $79.1 million as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The interest rate associated with our accounts receivable securitization program was 5.54 percent and 5.61 percent for the period ended March 31, 2024 and December 31, 2023, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of March 31, 2024.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended March 31, 2024 was 2.8, and our actual interest coverage for the four consecutive quarters ended March 31, 2024 was 5.6. We were in compliance with all covenants under the credit agreement at March 31, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2023	43,447	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share repurchase program	—	—	—	—	—	—	—
Share-based compensation plans	—	—	4.3	—	—	—	4.3
Balance at March 31, 2024	43,585	$0.4	$169.2	$946.3	$(35.6)	$(512.1)	$568.2

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	50.7	—	—	50.7
Other comprehensive income (loss)	—	—	—	—	8.0	—	8.0
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	41	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.5)	(4.5)
Share repurchase program	—	—	—	—	—	(33.4)	(33.4)
Share-based compensation plans	—	—	3.7	—	—	0.7	4.4
Balance at March 31, 2023	43,408	$0.4	$158.9	$1,058.4	$(38.8)	$(453.2)	$725.7

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2024	2023
Foreign currency translation
Beginning balance	$(25.6)	$(45.8)
Net gains (losses) on foreign currency translation	(9.1)	10.5
Other comprehensive income (loss), net of tax	(9.1)	10.5
Ending balance	$(34.7)	$(35.3)

Derivative instruments
Beginning balance	$(1.6)	$(1.4)
Gains (losses) on derivative instruments	(0.4)	(3.0)
Less: tax provision (benefit)	(0.1)	(0.7)
Net gains (losses) on derivative instruments	(0.3)	(2.3)
(Gains) losses reclassified to net income	0.7	(0.3)
Less: tax (provision) benefit	0.2	(0.1)
Net (gains) losses reclassified to net income	0.5	(0.2)
Other comprehensive income (loss), net of tax	0.2	(2.5)
Ending balance	$(1.4)	$(3.9)

Pension and other postretirement benefits
Beginning balance	$0.5	$0.4
Other comprehensive income (loss), net of tax	—	—
Ending balance	$0.5	$0.4

Total AOCI ending balance at March 31	$(35.6)	$(38.8)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2024	2023
Derivative instruments
Currency exchange contracts (1)	$—	$(0.2)
Natural gas contracts (2)	(0.7)	0.5
Total before tax	(0.7)	0.3
(Provision) benefit for income taxes	0.2	(0.1)
Amount included in net income (loss)	$(0.5)	$0.2

______________
(1) Included within "Net sales" on the condensed consolidated statement of operations.
(2) Included within "Cost of sales" on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
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
During the three months ended March 31, 2024 and 2023, we repurchased zero and $33.4 million, inclusive of $0.2 million excise tax, in common stock, representing zero and 449,475 shares of our common stock at a weighted average cost per share of zero and $73.86, respectively. At March 31, 2024, $353.4 million remained unused under the 2022 Authorization.

Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2024	2023
Restructuring charges	$62.3	$3.1
Other (income) charges, net	0.5	2.5
Total Restructuring and other (income) charges, net	$62.8	$5.6
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$2.1	$5.2	$55.0	$62.3
Three Months Ended March 31, 2024	$2.1	$5.2	$55.0	$62.3
Other	$3.0	$0.1	$—	$3.1
Three Months Ended March 31, 2023	$3.0	$0.1	$—	$3.1
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

On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-crude tall oil ("CTO") based fatty acids. This initiative will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative includes the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies (“APT”) reportable segment. As of March 31, 2024, all production at the DeRidder Plant has ceased with the APT polyol production assets being shuttered in December 2023, and the CTO refinery and other Performance Chemicals’ production assets shuttered in February 2024. The above actions are referred to as the "Performance Chemicals' repositioning."

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
The Performance Chemicals' repositioning, when combined with other targeted workforce reduction initiatives during 2023, resulted in the reduction of Ingevity's global workforce by almost 20 percent, 25 percent of these reductions being employees directly associated with commercial sales activities of the soon-to-be exited and/or reduced end-use markets of our industrial specialties product line. Specific to Performance Chemicals, the reduction represented approximately 30 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $280 million associated with the Performance Chemicals' repositioning, consisting of approximately $185 million in asset-related charges, approximately $15 million in severance and other employee-related costs, and approximately $80 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. Through March 31, 2024, we have incurred $197.6 million associated with these actions, including $180.2 million of non-cash asset-related charges and $17.4 million of charges to be settled in cash. As of March 31, 2024, $13.4 million of the charges to be settled in cash have been paid. We expect approximately $185 million of the total charges to be non-cash and $95 million to be settled in cash. The remainder of the non-cash and 50-60 percent of cash charges are expected to be recognized in 2024.
Charges Related to Exited End-Market Inventory
The collective actions of workforce, operational, and regional business exits, we believe will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded $19.7 million and $2.5 million of non-cash, lower of cost or market, inventory charges during the three months ended December 31, 2023 and March 31, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statement of operations. Since these inventory charges are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have combined these charges with the restructuring charges noted above, and have excluded such impact from the financial results of our Performance Chemicals reportable segment. Please refer to Note 14 for more information.
CTO Resale Activity
Due to the DeRidder Plant closure and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of required CTO volumes needed to support our current business operations. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market. Excluded from the estimated $280.0 million of aggregate charges relating to the Performance Chemicals' repositioning are potential costs we may incur associated with the CTO resales which, based on what we believe to be market rates today, may result in $50 million to $80 million of incremental losses in 2024. This is updated from our previously disclosed estimate of $30 million to $80 million based on our current expectations on CTO procurement costs for 2024, which we expect to be offset by spot market CTO resales. For the three months ended March 31, 2024, we have incurred $26.5 million of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Restructuring and Other (Income) Charges, net Reserves
The following table (in millions) shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals' repositioning.

Balance at	Change in	Cash		Balance at
12/31/2023 (1)	Reserve (2)	Payments	Other (3)	3/31/2024 (1)
$8.2	7.8	(10.0)	—	$6.0
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
Other (income) charges, net
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three months ended March 31, 2024 and 2023, we incurred charges of $0.5 million and zero, respectively. We expect to incur an additional $2-4 million of costs as we complete this transition in the first half of 2024.
Business transformation costs
Our enterprise resource planning tool implementation and associated business transformation initiative concluded in the fourth quarter of 2023. Costs incurred, during the three months ended March 31, 2024 and 2023, totaled zero and $2.5 million, respectively.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	22.1%	20.9%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2024			2023
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(71.9)	$(15.9)	22.1%	$64.1	$13.4	20.9%
Discrete items:
Restructuring and other (income) charges, net (1)	64.8	15.1		3.0	0.7
Gain (loss) on strategic investments (2)	4.8	1.1		(19.2)	(4.5)
Other tax only discrete items	—	(0.9)		—	1.3
Total discrete items	69.6	15.3		(16.2)	(2.5)
Consolidated operations, before discrete items	$(2.3)	$(0.6)		$47.9	$10.9
EAETR (3)			24.2%			22.8%
_______________
(1) See Note 14 for further information.
(2) See Note 4 for further information.
(3) Increase in EAETR for three months ended March 31, 2024, as compared to March 31, 2023, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, most notably in the U.S. Additionally, there was a significant reduction in the foreign-derived intangible income deduction due to reduced taxable income in the U.S., which further increased the EAETR. The EAETR tax percentage shown, may not precisely recalculate due to rounding.

At March 31, 2024 and December 31, 2023, we had deferred tax assets of $11.0 million and $11.1 million, respectively, resulting from certain historical net operating losses from our Brazil and China operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2024, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible, if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two’s intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, ten of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ending March 31, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

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
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury’s verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF’s motion for pre-judgment interest on its tortious interference claim as well as our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF has indicated it will seek attorneys’ fees and costs in amounts that they will allege and have to demonstrate at a future date. Unless the judgment is set aside, BASF will be entitled to post-judgment interest pursuant to the rate provided under federal law.
We disagree with the verdict, including the court’s application of the law and entry of judgment. Therefore, on March 13, 2024, we appealed the verdict as well as the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these matters could take up to 18 months.
As of March 31, 2024, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2023 Annual Report. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheet as of March 31, 2024 and the charge was included within Other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 14: Segment Information

	Three Months Ended March 31,
In millions	2024	2023
Net sales
Performance Materials	$145.1	$141.4
Performance Chemicals	147.0	185.6
Advanced Polymer Technologies	48.0	65.6
Total net sales (1)	$340.1	$392.6

Segment EBITDA (2)
Performance Materials	$78.0	$69.8
Performance Chemicals	(10.6)	20.3
Advanced Polymer Technologies	9.5	13.8
Total Segment EBITDA (2)	$76.9	$103.9
Interest expense, net	(22.3)	(19.6)
(Provision) benefit for income taxes	15.9	(13.4)
Depreciation and amortization - Performance Materials	(9.6)	(10.0)
Depreciation and amortization - Performance Chemicals	(12.4)	(13.8)
Depreciation and amortization - Advanced Polymer Technologies	(7.6)	(7.3)
Restructuring and other income (charges), net (3)(7)	(65.3)	(5.6)
Acquisition and other-related income (costs), net (4)(8)	(0.3)	(2.7)
Loss on CTO resales (5)	(26.5)	—
Gain (loss) on strategic investments (6)	(4.8)	19.2
Net income (loss)	$(56.0)	$50.7
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, pension and postretirement settlement and curtailment income (charges), net.
(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended March 31,
In millions	2024	2023
Performance Materials	$0.1	$1.7
Performance Chemicals	65.3	3.1
Advanced Polymer Technologies	(0.1)	0.8
Restructuring and other (income) charges, net	$65.3	$5.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

(4) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended March 31,
In millions	2024	2023
Performance Materials	$—	$—
Performance Chemicals	0.3	2.7
Advanced Polymer Technologies	—	—
Acquisition and other-related (income) costs, net	$0.3	$2.7
(5) For the three months ended March 31, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 11 for more information.
(6) For the three months ended March 31, 2024, gain (loss) on strategic investments relates to a measurement alternative investment associated with the Performance Chemicals reportable segment. For the three months ended March 31, 2023, gain (loss) on strategic investments relates to the Performance Materials segment. We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4, under the section: Strategic Investments, for more information.
(7) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results; details of which are included in the table below.

	Three Months Ended March 31,
In millions	2024	2023
Restructuring charges (1)	$62.3	$3.1
Other (income) charges, net (1)	0.5	2.5
Performance Chemicals' repositioning inventory charges (2)	2.5	—
Restructuring and other (income) charges, net	$65.3	$5.6
_________________
(1) Amounts are recorded within Restructuring and other (income) charges, net on the condensed consolidated statement of operations, refer to Note 11 for more information.
(2) Amounts are recorded within Cost of sales on the condensed consolidated statement of operations, refer to Note 11 for more information.
(8) Charges represent (gains) losses incurred to complete and integrate acquisitions and other strategic investments. Charges may include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments.

	Three Months Ended March 31,
In millions	2024	2023
Legal and professional service fees	$0.3	$1.9
Acquisition-related (income) costs	$0.3	$1.9
Inventory fair value step-up amortization (1)	—	0.8
Acquisition and other-related (income) charges	$0.3	$2.7
_________________
(1) Included in Cost of sales on the condensed consolidated statement of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited)

Note 15: Earnings (Loss) per Share

	Three Months Ended March 31,
In millions (except share and per share data)	2024	2023
Net income (loss)	$(56.0)	$50.7

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$(1.54)	$1.36
Diluted earnings (loss) per share	(1.54)	1.35

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,264	37,169
Weighted average additional shares assuming conversion of potential common shares	—	377
Shares - diluted basis (1)	36,264	37,546
_______________
(1) For the quarter ended March 31, 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2024	2023
Average number of potential common shares - antidilutive	304	182

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity Corporation's (“Ingevity,” “the company,” “we,” “us,” or “our”) financial condition and results of operations (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity’s consolidated financial statements as of and for the year ended December 31, 2023, filed on February 22, 2024, with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2023 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report on Form 10-Q involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2023 Annual Report.
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2023 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•the anticipated timing, charges and costs of the closure of our DeRidder, Louisiana plant may differ materially from our estimates due to events that may occur as a result of, or in connection with, the plant closure;
•the anticipated timing, charges and costs associated with the repositioning of our Performance Chemicals reportable segment and crude tall oil (“CTO”) resales may differ materially from our estimates due to events that may occur as a result of, or in connection with, such actions;
•we may be adversely affected by general global economic, geopolitical, and financial conditions beyond our control, including inflation, the Russia-Ukraine war, and the Israel-Gaza war;
•we are exposed to risks related to our international sales and operations;
•adverse conditions in the automotive market have and may continue to negatively impact demand for our automotive carbon products;
•if more stringent air quality standards are not adopted worldwide, our growth could be impacted;
•we face competition from substitute products, new technologies, and new or emerging competitors;
•we may be adversely affected by a decrease in government infrastructure spending;
•adverse conditions in cyclical end markets may continue to adversely affect demand for our products;

•our Performance Chemicals segment is highly dependent on CTO, which is limited in supply and subject to price increases that have negatively impacted the business and will continue to do so if our ability to pass through such price increases remains limited;
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
•the occurrence of natural disasters and extreme weather or other unanticipated problems such as labor difficulties (including work stoppages), equipment failure, or unscheduled maintenance and repair, which could result in operational disruptions of varied duration;
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
Overview
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, oil exploration and production and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
Recent Developments and Updates
Performance Chemicals' Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the Company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-crude tall oil ("CTO") based fatty acids. This initiative will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative includes the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies (“APT”) reportable segment. As of March 31, 2024, all production at the DeRidder Plant has ceased with the APT polyol production assets being shuttered in December 2023, and the CTO refinery and other Performance Chemicals’ production assets shuttered in February 2024. The above actions are referred to as the "Performance Chemicals' repositioning." The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
The Performance Chemicals' repositioning, when combined with other targeted workforce reduction initiatives during 2023, resulted in the reduction of Ingevity's global workforce by almost 20 percent, 25 percent of these reductions being employees directly associated with commercial sales activities of the soon-to-be exited and/or reduced end-use markets of our industrial specialties product line. Specific to Performance Chemicals, the reduction represented approximately 30 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $280 million associated with the Performance Chemicals' repositioning, consisting of approximately $185 million in asset-related charges, approximately $15 million in severance and other employee-related costs, and approximately $80 million in other restructuring costs including decommissioning, dismantling and removal charges, and contract termination costs. Through March 31, 2024, we have incurred $197.6 million associated with these actions, including $180.2 million of non-cash asset-related charges and $17.4 million of charges to be settled in cash. As of March 31, 2024, $13.4 million of the charges to be settled in cash have been paid. We expect approximately $185 million of the total charges to be non-cash and $95 million to be settled in cash. The remainder of the non-cash and 50-60 percent of cash charges are expected to be recognized in 2024.
Charges Related to Exited End-Market Inventory
The collective actions of workforce, operational, and regional business exits, we believe will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded $19.7 million and $2.5 million of non-cash, lower of cost or market, inventory charges during the three months ended December 31, 2023 and March 31, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statement of operations. Since these inventory charges are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have combined these charges with the restructuring charges noted above, and have excluded such impact from the financial results of our Performance Chemicals reportable segment. Please refer to Note 14 within the Condensed Consolidated Financial Statements for more information.
CTO Resale Activity
Due to the DeRidder Plant closure and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of required CTO volumes needed to support our current business operations. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market. Excluded from the estimated $280.0 million of aggregate charges relating to the Performance Chemicals' repositioning are potential costs we may incur associated with the CTO resales which, based on what we believe to be market rates today, may result in $50 million to $80 million of incremental losses in 2024. This is updated from our previously disclosed estimate of $30 million to $80 million based on our current expectations on CTO procurement costs for 2024, which we expect to be offset by spot market CTO resales. For the three months ended March 31, 2024, we have incurred $26.5 million of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statement of operations.
Expected Savings and Impact
The Performance Chemicals' repositioning will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. The annualized cash savings we expect to realize from these actions are approximately $65 million to $75 million beginning in 2024. These cash savings will be derived from headcount reductions, plant operating efficiencies, and reduced supply chain costs. In addition to the cash savings, annualized depreciation and intangible amortization expense related to assets charges taken throughout this initiative will decline by approximately $10 million and $12 million, respectively, of which we expect to realize approximately $8 million and $10 million in 2024, respectively.
Collectively, these savings are expected to be realized in the following financial statement captions: 70-80 percent in Cost of sales, 15-25 percent in Selling, general, and administrative expenses, and ~5 percent in Research and technical expenses, all presented on our condensed consolidated statement of operations. During the three months ended March 31, 2024, we realized cash savings of approximately $20 million, including $15 million in Cost of sales, $4 million in Selling, general, and administrative expenses, and $1 million in Research and technical expenses.

The charges we currently expect to incur and the savings we expect to obtain in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Measurement Alternative Investments
During the period ended March 31, 2024, the company identified a triggering event indicating that an investment being accounted for under the measurement alternative may be impaired. For the three months ended March 31, 2024, the Company recognized an impairment of $4.8 million, recorded in Other (income) expense, net on the condensed consolidated statement of operations.

Results of Operations

	Three Months Ended March 31,
In millions	2024	2023
Net sales	$340.1	$392.6
Cost of sales	240.4	262.2
Gross profit	99.7	130.4
Selling, general, and administrative expenses	47.2	48.6
Research and technical expenses	6.8	8.8
Restructuring and other (income) charges, net	62.8	5.6
Acquisition-related costs	0.3	1.9
Other (income) expense, net	32.2	(18.2)
Interest expense, net	22.3	19.6
Income (loss) before income taxes	(71.9)	64.1
Provision (benefit) for income taxes	(15.9)	13.4
Net income (loss)	$(56.0)	$50.7
Net sales
The table below shows the 2024 Net sales and variances from 2023:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2024 vs. 2023	$392.6	(45.0)	(4.0)	(3.5)	$340.1
Three Months Ended March 31, 2024 vs. 2023
The sales decrease of $52.5 million in 2024 was driven primarily by our Performance Chemicals' industrial specialties product line due to repositioning actions which included a manufacturing plant closure and exit from certain low margin end markets. Also contributing to the lower sales were continued weakness in China and certain industrial end markets that negatively impacted sales in our Advanced Polymer Technologies ("APT") reportable segment and industrial specialties product line, slightly offset by a three increase in Performance Materials reportable segment.
Volume declines in Performance Chemicals' industrial specialties product line and our APT reportable segment drove the combined volume decline of $45.0 million (11 percent). Unfavorable pricing and sales composition (mix) of $4.0 million (one percent) and unfavorable foreign currency exchange of $3.5 million (one percent) also contributed to the decline in Net sales.

Gross Profit
Three Months Ended March 31, 2024 vs. 2023
Gross profit decrease of $30.7 million was driven by unfavorable sales volume of $16.1 million, increased manufacturing costs of $7.4 million (which includes the realized savings of $15 million from the Performance Chemicals repositioning actions initiated in 2023) due primarily to significant CTO raw material cost pressure within our Performance Chemicals reportable segment, unfavorable pricing and sales composition (mix) of $4.3 million primarily driven by our APT reportable segment, Performance Chemicals' repositioning actions which lead to inventory charges of $2.5 million, and unfavorable foreign currency exchange of $0.4 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended March 31, 2024 vs. 2023
Selling, general and administrative expenses ("SG&A") were $47.2 million (14 percent of Net sales) and $48.6 million (12 percent of Net sales) for the three months ended March 31, 2024 and 2023, respectively. SG&A as a percentage of Net sales increased due to lower sales. Overall, SG&A decreased by approximately $4 million or 8 percent due to cost savings initiatives implemented last year offset by higher spending of $2.6 million on commercial activities.
Research and technical expenses
Three Months Ended March 31, 2024 vs. 2023
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, decreasing to 2.0 percent from 2.2 percent for the three months ended March 31, 2024 and 2023, respectively. Included in the $2.0 million decrease is approximately $1 million realized from cost savings initiatives implemented last year.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2024 vs. 2023
Restructuring and other (income) charges, net were $62.8 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. Asset disposal charges increased $55.0 million, other restructuring charges increased $5.1 million, and costs associated with the North Charleston plant transition were $0.5 million, all for the three months ended March 31, 2024. The increase was partially offset by a $2.5 million decrease related to our business transformation initiative and decreased severance and other employee-related costs of $0.9 million. See Note 11 within the Condensed Consolidated Financial Statements for more information.
Acquisition-related costs
Three Months Ended March 31, 2024 vs. 2023
Acquisition-related costs were $0.3 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals segment.
Other (income) expense, net
Three Months Ended March 31, 2024 vs. 2023

	Three Months Ended March 31,
In millions	2024	2023
Foreign currency transaction (gain) loss	$1.4	$0.3
Gain (loss) on strategic investments (1)	4.8	(19.2)
Loss on CTO resales (2)	26.5	—
Other (income) expense, net	(0.5)	0.7
Total Other (income) expense, net	$32.2	$(18.2)
_______________
(1) See Note 4 within the Condensed Consolidated Financial Statements for more information.

(2) See Note 11 and 14 within the Condensed Consolidated Financial Statements for more information.
Interest expense, net
Three Months Ended March 31, 2024 vs. 2023

	Three Months Ended March 31,
In millions	2024	2023
Accounts receivable securitization (1)	$1.4	$—
Finance lease obligations	1.8	1.8
Litigation related interest expense (2)	1.3	—
Revolving Credit Facility and other lines of credit (1)	13.2	13.2
Senior notes (1)	5.6	5.6
Other interest (income) expense, net	(1.0)	(1.0)
Total Interest expense, net	$22.3	$19.6
_______________
(1) See Note 9 within the Condensed Consolidated Financial Statements for more information.
(2) See Note 13 within the Condensed Consolidated Financial Statements for more information.
Provision (benefit) for income taxes
Three Months Ended March 31, 2024 vs. 2023
For the three months ended March 31, 2024 and 2023, our effective tax rate was 22.1 percent and 20.9 percent, respectively. Excluding discrete items, the effective rate was 24.2 percent compared to 22.8 percent in the three months ended March 31, 2024 and 2023, respectively. See Note 12 within the Condensed Consolidated Financial Statements for more information.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for all of Ingevity's segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, pension and postretirement settlement and curtailment income (charges), net.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2023 Annual Report.

Performance Materials
Performance Summary
Net sales in our Performance Materials reportable segment increased three percent compared to the prior year quarter as a result of increased pricing and automotive carbon volumes. Segment EBITDA increased $8.2 million or almost 12 percent primarily due to lower input costs such as energy and certain raw materials as well as a series of operational efficiencies that improved plant throughput.

In millions	Three Months Ended March 31,
	2024	2023
Total Performance Materials - Net sales	$145.1	$141.4
Segment EBITDA	$78.0	$69.8
Net Sales Comparison of Three Months Ended March 31, 2024 and March 31, 2023:

	Change vs. prior year
Performance Materials (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2024 vs. 2023	$141.4	2.2	3.9	(2.4)	$145.1
Three Months Ended March 31, 2024 vs. 2023
Segment net sales. The increase of $3.7 million in 2024 was driven by favorable pricing and sales composition (mix) of $3.9 million (three percent) and a volume increase of $2.2 million (two percent). The increase was partially offset by unfavorable foreign currency exchange of $2.4 million (two percent).
Segment EBITDA. The increase of $8.2 million in 2024 was driven by the increase in sales as noted above, decreased manufacturing costs of $7.0 million, favorable pricing and sales composition (mix) of $3.9 million, and a volume increase of $1.4 million. The increase was partially offset by increased SG&A and research and technical expenses of $2.7 million, and unfavorable foreign currency exchange of $1.4 million.

Performance Chemicals
Performance Summary
Net sales in our Performance Chemicals reportable segment decreased 21 percent compared to the prior year quarter. The road technologies product line net sales were flat compared to last year. The industrial specialties product line net sales decrease was primarily driven by lower volume as a result of exiting lower margin end markets as part of the Performance Chemicals' repositioning as well as lower market demand in certain industrial end markets such as lubricants and rubber.
Contributing to the decline in Segment EBITDA was higher CTO spend, which nearly doubled from last year, and unfavorable plant throughput due to continued weakness in industrial demand, which negatively impacted utilization rates at both our North Charleston, South Carolina and Crossett, Arkansas manufacturing sites. Slightly offsetting these elevated costs were cost savings realized during the quarter as a result of the Performance Chemicals' repositioning.

	Three Months Ended March 31,
In millions	2024	2023
Total Performance Chemicals - Net sales	$147.0	$185.6
Road Technologies product line	45.7	45.8
Industrial Specialties product line	101.3	139.8
Segment EBITDA	$(10.6)	$20.3
Net Sales Comparison of Three Months Ended March 31, 2024 and March 31, 2023:

	Change vs. prior year
Performance Chemicals (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2024 vs. 2023	$185.6	(35.5)	(2.8)	(0.3)	$147.0

Three Months Ended March 31, 2024 vs. 2023
Segment net sales. The decrease of $38.6 million was driven by a volume decrease of $35.5 million (19 percent), driven by a decrease in industrial specialties ($33.3 million) and road technologies ($2.2 million), unfavorable pricing and sales composition (mix) of $2.8 million (two percent), attributed to a decrease in industrial specialties ($5.0 million), partially offset by an increase in road technologies ($2.2 million), and unfavorable foreign currency exchange of $0.3 million (zero percent).
Segment EBITDA. The decrease of $30.9 million was driven by higher manufacturing costs of $20.2 million, primarily due to increased CTO cost, a volume decrease of $12.8 million, unfavorable pricing and sales composition (mix) of $2.8 million, and unfavorable foreign currency exchange of $0.6 million. The decrease was partially offset by lower SG&A of $5.5 million, which benefited from the Performance Chemicals' repositioning and cost saving initiatives implemented in 2023.

Advanced Polymer Technologies
Performance Summary
Net sales in our Advanced Polymer Technologies reportable segment decreased 27 percent compared to the prior year quarter due primarily to lower volumes which we attribute to the continued global demand weakness in many of the segment’s end-markets.
Segment EBITDA decreased primarily due to lower volumes and price, partially offset by lower input costs and benefits from the cost savings actions implemented last year.

In millions	Three Months Ended March 31,
	2024	2023
Total Advanced Polymer Technologies - Net sales	$48.0	$65.6
Segment EBITDA	$9.5	$13.8
Net Sales Comparison of Three Months Ended March 31, 2024 and March 31, 2023:

	Change vs. prior year
Advanced Polymer Technologies (In millions)	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2024 vs. 2023	$65.6	(11.7)	(5.1)	(0.8)	$48.0
Three Months Ended March 31, 2024 vs. 2023
Segment net sales. The decrease of $17.6 million in 2024 was driven by a volume decline of $11.7 million (18 percent), unfavorable pricing and sales composition (mix) of $5.1 million (eight percent), and unfavorable foreign currency exchange of $0.8 million (one percent).
Segment EBITDA. The decrease of $4.3 million was driven by unfavorable pricing and sales composition (mix) of $5.4 million, a volume decline of $4.7 million and unfavorable foreign currency exchange of $0.4 million. The decrease was partially offset by decreased manufacturing costs of $5.3 million and decreased SG&A expenses of $0.9 million.

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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, including inventory lower of cost or market charges associated with restructuring actions, acquisition and other-related (income) costs, litigation verdict charges, (loss) gain on strategic investments, loss on CTO resales, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2024	2023
Net income (loss) (GAAP)	$(56.0)	$50.7
Interest expense, net	22.3	19.6
Provision (benefit) for income taxes	(15.9)	13.4
Depreciation and amortization - Performance Materials	9.6	10.0
Depreciation and amortization - Performance Chemicals	12.4	13.8
Depreciation and amortization - Advanced Polymer Technologies	7.6	7.3
Restructuring and other (income) charges, net (1)	65.3	5.6
Acquisition and other-related (income) costs, net (2)	0.3	2.7
Loss on CTO resales (3)	26.5	—
(Gain) loss on strategic investments (4)	4.8	(19.2)
Adjusted EBITDA (Non-GAAP)	$76.9	$103.9
_______________
(1) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Additionally, this adjustment includes $2.5 million of inventory charges recorded in cost of sales on our condensed consolidated statement of operations, associated with the repositioning of our Performance Chemicals segment in the three months ended March 31, 2024. Refer to Note 11 within the Condensed Consolidated Financial Statements for more information.
(2) Charges represent costs incurred to complete and integrate acquisitions and other strategic investments and include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments.

(3) Due to the DeRidder Plant closure, as noted in footnote 1 above, and the corresponding reduced CTO refining capacity, we may be obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. We intend to manage our CTO volumes by reselling excess volumes (herein referred to as "CTO resales") in the open market. Since these CTO resale activities are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the three months ended March 31, 2024, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 11 to the Condensed Consolidated Financial Statements for more information.
(4) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4 to the Condensed Consolidated Financial Statements for more information.
Adjusted EBITDA
Three Months Ended March 31, 2024 vs. 2023
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.40 billion and $1.55 billion for 2024. We expect growth in our Performance Materials reportable segment on improved global automotive production over the prior year. While our Performance Chemicals reportable segment revenue will reflect the impact of our Performance Chemicals repositioning, including the exit of certain low-margin businesses in our industrial specialties product line, we expect continued growth from our road technologies product line due to technology adoption and continued geographic expansion. Our Advanced Polymer Technologies reportable segment is expected to see demand rebound in industrial markets in the second half of the year.
Adjusted EBITDA is expected to be between $365 million and $390 million for 2024. We expect growth in our Performance Materials segment EBITDA, as volumes shift to higher-margin automotive carbon due to improved global automotive production and ongoing hybrid vehicle adoption. In Performance Chemicals, we will have less exposure to certain lower-margin end markets from our industrial specialties product line due to the repositioning of the segment, and we expect to see continued growth in our road technologies product line which improves the margin profile for the segment. Performance Chemicals will continue to be impacted by elevated CTO costs, which we expect to trend lower in the second half of the year. We anticipate improved Advanced Polymer Technologies segment EBITDA on a combination of increased volumes and favorable manufacturing throughput.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2024, our undrawn capacity under our revolving credit facility was $233.5 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, debt principal repayments, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, and restructuring activities such as the North Charleston plant transition, and the repositioning of our Performance Chemicals operating segment as further described within Note 11 to the Condensed Consolidated Financial Statements included within this Form 10-Q. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $88.5 million at March 31, 2024. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2024, included $84.9 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts would be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and would potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Debt and Finance Lease Obligations
Refer to Note 9 to the Condensed Consolidated Financial Statements included within this Form 10-Q for a summary of our outstanding debt obligations and revolving credit facility.
Other Potential Liquidity Needs
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock (the "2022 Authorization"), and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act.
During the three months ended March 31, 2024 and 2023, we repurchased zero and $33.4 million, inclusive of $0.2 million excise tax, in common stock, representing zero and 449,475 shares of our common stock at a weighted average cost per share of zero and $73.86, respectively. At March 31, 2024, $353.4 million remained unused under the 2022 Authorization.
Capital Expenditures
Projected 2024 capital expenditures are $90-$110 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2024.

Cash flow comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
In millions	2024	2023
Net cash provided by (used in) operating activities	$(12.1)	$5.3
Net cash provided by (used in) investing activities	(16.3)	2.5
Net cash provided by (used in) financing activities	23.4	(5.6)
Cash flows provided by (used in) operating activities
Cash flows used in operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $12.1 million for the three months ended March 31, 2024.
Cash used in operating activities for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023 decreased by $17.4 million. This decrease was driven by reduced cash earnings of $59.8 million, higher spending on restructuring initiatives of $4.4 million and CTO resale spending of $19.8 million and higher cash interest paid of $1.7 million due primarily to rising interest rates when compared to 2023. Partially offsetting these cash outflows was a net reduction in trade working capital of $34.6 million (including accounts receivable, inventory, and accounts payable), reduced employee compensation payments during the first quarter of 2024 of $28.5 million and a reduction in tax payments of $1.8 million as a result of the lower cash earnings.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the three months ended March 31, 2024 was $16.3 million and was primarily driven by capital expenditures of $16.6 million. In the three months ended March 31, 2024 and 2023, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The change in Net cash provided by (used in) investing activities when compared to the prior year period is due to the first quarter 2023 sale of a strategic investment that resulted in a cash in flow of $31.4 million.

Capital expenditure categories	Three Months Ended March 31,
In millions	2024	2023
Maintenance	$9.1	$10.8
Safety, health and environment	1.1	2.6
Growth and cost improvement	6.4	12.0
Total capital expenditures	$16.6	$25.4
Cash flows provided by (used in) financing activities
Cash provided by financing activities in the three months ended March 31, 2024, was $23.4 million and was primarily driven by borrowings on our revolving credit facility and other borrowings of $81.4 million, partially offset by payments on our revolving credit facility of $55.0 million.
Cash used in financing activities in the three months ended March 31, 2023 was $5.6 million and was primarily driven by payments on revolving credit facility of $60.3 million, the repurchase of common stock of $33.4 million, and tax payments related to tax withholdings on restricted stock unit vestings of $4.5 million, partially offset by borrowings on our revolving credit facility of $90.3 million.
New Accounting Guidance
Refer to Note 2 to the Condensed Consolidated Financial Statements within this Form 10-Q for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated financial statements included in our 2023 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our 2023 Annual Report. Our critical accounting policies have not substantially changed from those described in the 2023 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 24 percent of our net sales in the first three months of 2024. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2024, would have decreased our net sales and income before income taxes by approximately $3.9 million or one percent, and $1.2 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2023, would have decreased our net sales and income before income taxes by approximately $3.8 million or one percent, and $1.1 million or two percent, respectively.
Interest rate risk
As of March 31, 2024, approximately $847.6 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2024, would have increased our annual interest expense by approximately $8.5 million or ten percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2023, would have increased our interest expense by approximately $8.6 million or eleven percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO. Total raw material CTO spend was approximately $74 million during the three months ended March 31, 2024. Comparatively, total raw material CTO spend was approximately $41 million during the three months ended March 31, 2023. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the three months ended March 31, 2024, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend for the three months ended March 31, 2024, by approximately $7.4 million, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the three months ended March 31, 2023, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend for the three months ended March 31, 2023, by approximately $4.1 million.
Other market risks
Information about our other remaining market risks for the period ended March 31, 2024, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2023 Annual Report.
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
As of March 31, 2024, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2023 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2023 Annual Report for the quarter ended March 31, 2024.
The repositioning of our Performance Chemicals business will negatively impact the company’s net sales and may otherwise adversely affect our financial condition and results of operations during this transition period.
On November 1, 2023, we announced a number of strategic actions designed to further reposition our Performance Chemicals reportable segment to improve the profitability and reduce the cyclicality of the company as a whole. These initiatives—including our plan to close our plant in DeRidder, Louisiana—will result in the reduction, and in some cases exit, of certain historical end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, approximately 45 percent of our industrial specialties product line historical annualized net sales.
We expect to incur aggregate charges of approximately $280 million associated with the Performance Chemicals' repositioning, consisting of approximately $185 million in asset-related charges, approximately $15 million in severance and other employee-related costs, and approximately $80 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. The company expects approximately $185 million of the total charges to be non-cash.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2024.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2024	—	$—	—	$353,384,633
February 1-29, 2024	—	$—	—	$353,384,633
March 1-31, 2024	—	$—	—	$353,384,633
Total	—		—
_______________
(1) On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation of Ingevity Corporation.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ MARY DEAN HALL
Mary Dean Hall
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 2, 2024