Form 10-Q
period 2024-06-30
Ingevity Corp
filed 2024-08-01
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,345,110 shares of common stock, $0.01 par value, outstanding at July 29, 2024.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2024	2023	2024	2023
Net sales	$390.6	$481.8	$730.7	$874.4
Cost of sales	267.4	328.8	507.8	591.0
Gross profit	123.2	153.0	222.9	283.4
Selling, general, and administrative expenses	41.4	51.7	88.6	100.3
Research and technical expenses	7.3	8.0	14.1	16.8
Restructuring and other (income) charges, net	13.1	19.2	75.9	24.8
Goodwill impairment charge	349.1	—	349.1	—
Acquisition-related costs	(0.2)	1.8	0.1	3.7
Other (income) expense, net	23.9	3.0	56.1	(15.2)
Interest expense, net	23.2	21.6	45.5	41.2
Income (loss) before income taxes	(334.6)	47.7	(406.5)	111.8
Provision (benefit) for income taxes	(50.9)	12.2	(66.8)	25.6
Net income (loss)	$(283.7)	$35.5	$(339.7)	$86.2

Per share data
Basic earnings (loss) per share	$(7.81)	$0.98	$(9.36)	$2.34
Diluted earnings (loss) per share	(7.81)	0.97	(9.36)	2.33

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net income (loss)	$(283.7)	$35.5	$(339.7)	$86.2
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(2.6)	4.0	(11.7)	14.5
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	(2.6)	4.0	(11.7)	14.5
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of zero, zero, $(0.1), and $(0.7)	0.1	(0.1)	(0.2)	(2.4)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.2, $0.5, $0.4, and $0.4	0.6	1.3	1.1	1.1
Total derivative instruments, net of tax provision (benefit) of $0.2, $0.5, $0.3, and $(0.3)	0.7	1.2	0.9	(1.3)
Pension & other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	0.1	—	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	—	0.1	—	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $0.2, $0.5, $0.3, and $(0.3)	(1.9)	5.3	(10.8)	13.3
Comprehensive income (loss)	$(285.6)	$40.8	$(350.5)	$99.5

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$107.4	$95.9
Accounts receivable, net of allowance of $0.9 - 2024 and $1.1 - 2023	213.4	182.0
Inventories, net	302.0	308.8
Prepaid and other current assets	63.0	71.9
Current assets	685.8	658.6
Property, plant, and equipment, net	722.2	762.2
Operating lease assets, net	60.3	67.1
Goodwill	177.0	527.5
Other intangibles, net	295.7	336.1
Deferred income taxes	80.7	11.6
Restricted investment, net of allowance of $0.1 - 2024 and $0.2 - 2023	80.5	79.1
Strategic investments	93.9	99.2
Other assets	80.1	81.9
Total Assets	$2,276.2	$2,623.3
Liabilities
Accounts payable	$142.4	$158.4
Accrued expenses	70.0	72.3
Accrued payroll and employee benefits	21.2	19.9
Current operating lease liabilities	18.5	18.7
Notes payable and current maturities of long-term debt	103.0	84.4
Income taxes payable	2.7	9.2
Current liabilities	357.8	362.9
Long-term debt including finance lease obligations	1,401.0	1,382.8
Noncurrent operating lease liabilities	41.9	48.6
Deferred income taxes	61.6	70.9
Other liabilities	129.1	126.7
Total Liabilities	1,991.4	1,991.9
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2024 and 2023, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,605,487 and 43,446,513 issued and 36,340,277 and 36,233,092 outstanding at 2024 and 2023, respectively)	0.4	0.4
Additional paid-in capital	171.6	164.9
Retained earnings	662.6	1,002.3
Accumulated other comprehensive income (loss)	(37.5)	(26.7)
Treasury stock, common stock, at cost (7,265,210 shares - 2024 and 7,213,421 shares - 2023)	(512.3)	(509.5)
Total Equity	284.8	631.4
Total Liabilities and Equity	$2,276.2	$2,623.3
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2024	2023
Cash provided by (used in) operating activities:
Net income (loss)	$(339.7)	$86.2
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	56.9	61.5
Non cash operating lease costs	9.7	8.9
Deferred income taxes	(78.6)	(1.0)
Disposal/impairment of assets	0.9	5.8
Restructuring and other (income) charges, net	75.9	24.8
Loss on CTO resales	50.0	—
LIFO reserve	(9.1)	40.7
Share-based compensation	6.7	8.9
(Gain) loss on strategic investment	4.7	(19.2)
Goodwill impairment charge	349.1	—
Other non-cash items	6.6	13.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(33.1)	(36.3)
Inventories, net	12.7	(94.7)
Prepaid and other current assets	6.7	(6.5)
Planned major maintenance outage	(2.8)	(9.9)
Accounts payable	(13.4)	27.7
Accrued expenses	(1.7)	7.2
Accrued payroll and employee benefits	1.4	(33.2)
Income taxes	(10.8)	1.4
Restructuring and other cash outflow, net	(22.9)	(24.8)
Operating leases	(10.7)	(10.7)
CTO resales cash outflow, net	(45.3)	—
Changes in other operating assets and liabilities, net	4.4	3.6
Net cash provided by (used in) operating activities	$17.6	$53.7
Cash provided by (used in) investing activities:
Capital expenditures	$(34.7)	$(47.1)
Proceeds from sale of strategic investment	—	31.4
Other investing activities, net	0.6	(4.6)
Net cash provided by (used in) investing activities	$(34.1)	$(20.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$112.3	$197.8
Payments on revolving credit facility and other borrowings	(75.2)	(144.8)
Finance lease obligations, net	(0.6)	(0.5)
Tax payments related to withholdings on vested equity awards	(2.8)	(4.5)
Proceeds and withholdings from share-based compensation plans, net	—	4.0
Repurchases of common stock under publicly announced plan	—	(92.1)
Net cash provided by (used in) financing activities	$33.7	$(40.1)
Increase (decrease) in cash, cash equivalents, and restricted cash	17.2	(6.7)
Effect of exchange rate changes on cash	(3.8)	(0.7)
Change in cash, cash equivalents, and restricted cash	13.4	(7.4)
Cash, cash equivalents, and restricted cash at beginning of period	111.9	84.3
Cash, cash equivalents, and restricted cash at end of period(1)	$125.3	$76.9
(1)
Includes restricted cash of $17.9 million and $8.9 million and cash and cash equivalents of $107.4 million and $68.0 million at June 30, 2024 and 2023, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$42.3	$40.0
Cash paid for income taxes, net of refunds	22.2	23.6
Purchases of property, plant, and equipment in accounts payable	1.8	5.3
Leased assets obtained in exchange for new operating lease liabilities	1.9	18.8
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, oil exploration and production, and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
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
June 30, 2024
(Unaudited)

opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year. Early adoption is permitted and we are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Performance Materials segment	$157.2	$144.6	$302.3	$286.0
Road Technologies product line	129.1	140.9	174.8	186.7
Industrial Specialties product line	56.4	143.1	157.7	282.9
Performance Chemicals segment	$185.5	$284.0	$332.5	$469.6
Advanced Polymer Technologies segment	$47.9	$53.2	$95.9	$118.8
Net sales	$390.6	$481.8	$730.7	$874.4
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
North America	$235.6	$327.2	$438.3	$561.9
Asia Pacific	86.7	86.2	165.1	171.9
Europe, Middle East, and Africa	55.3	56.3	103.6	119.0
South America	13.0	12.1	23.7	21.6
Net sales	$390.6	$481.8	$730.7	$874.4
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
The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	June 30,
In millions	2024	2023
Beginning balance	$11.2	$6.4
Contract asset additions	4.8	8.1
Reclassification to accounts receivable, billed to customers	(8.3)	(7.2)
Ending balance (1)	$7.7	$7.3
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2024
Assets:
Deferred compensation plan investments (4)	$3.6	$—	$—	$3.6
Total assets	$3.6	$—	$—	$3.6
Liabilities:
Deferred compensation arrangement (4)	$16.1	$—	$—	$16.1
Total liabilities	$16.1	$—	$—	$16.1

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2023
Assets:
Deferred compensation plan investments (4)	$3.0	$—	$—	$3.0
Total assets	$3.0	$—	$—	$3.0
Liabilities:
Deferred compensation arrangement (4)	$15.5	$—	$—	$15.5
Total liabilities	$15.5	$—	$—	$15.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $16.0 million and $14.9 million at June 30, 2024 and December 31, 2023, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended June 30, 2024, and December 31, 2023.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.5 million and $16.0 million at June 30, 2024 and December 31, 2023, respectively. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended June 30, 2024 and December 31, 2023. As of June 30, 2024 we had approximately $5.6 million of unfunded commitments, associated with a venture capital fund investment accounted for under the equity method of accounting, which we anticipate will be paid over a period of 10 years from the date of the investment.
During the first quarter of 2023, we sold a strategic equity method investment for $31.4 million, resulting in a $19.2 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statements of operations. We recognized an additional $0.1 million gain associated with the equity method investment sale during the three months ended June 30, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $78.4 million and $83.2 million at June 30, 2024 and December 31, 2023, respectively. During the first quarter of 2024, the company identified a triggering event indicating that an investment being accounted for under the measurement alternative may be impaired. For the three and six months ended June 30, 2024, the company recognized an impairment of zero and $4.8 million, respectively, recorded in Other (income) expense, net on the condensed consolidated statements of operations.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site at maturity. The trust, presented as Restricted investment on our condensed consolidated balance sheets, originally purchased long-term bonds that mature through 2026. The principal received at maturity of the bonds, along with interest income that is reinvested in the trust, is expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized and presented as interest income on our condensed consolidated statements of operations. As interest from the bonds is received and as bonds mature, any proceeds not reinvested are held in highly liquid securities and treated as restricted cash.
At June 30, 2024 and December 31, 2023, the carrying value of our restricted investment was $80.5 million and $79.1 million, net of an allowance for credit losses of $0.1 million and $0.2 million, and included restricted cash of $16.8 million and $15.4 million, respectively. The fair value at June 30, 2024 and December 31, 2023 was $77.9 million and $76.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
June 30, 2024	$13.3	10.3	13.2	17.0	10.0	$63.8
December 31, 2023	$13.3	10.4	13.2	17.0	10.0	$63.9
Debt and Finance Lease Obligations
At June 30, 2024 and December 31, 2023, the carrying value of finance lease obligations was $100.6 million and $101.1 million, respectively, and the fair value was $103.5 million and $105.7 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site, is based on the period-end quoted market prices for the obligation, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value, excluding debt issuance fees, of our variable interest rate debt was $852.9 million and $821.4 million as of June 30, 2024 and December 31, 2023, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At June 30, 2024 and December 31, 2023, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $499.0 million and $494.6 million, respectively, based on Level 2 inputs.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 5: Inventories, net

In millions	June 30, 2024	December 31, 2023
Raw materials	$107.8	$128.3
Production materials, stores, and supplies	26.9	26.0
Finished and in-process goods	259.0	255.2
Subtotal	$393.7	$409.5
Less: LIFO reserve	(91.7)	(100.7)
Inventories, net	$302.0	$308.8
Note 6: Property, Plant, and Equipment, net

In millions	June 30, 2024	December 31, 2023
Machinery and equipment	$1,277.0	$1,244.6
Buildings and leasehold improvements	220.7	217.4
Land and land improvements	26.3	26.3
Construction in progress	81.8	92.8
Total cost	$1,605.8	$1,581.1
Less: accumulated depreciation (1)	(883.6)	(818.9)
Property, plant, and equipment, net	$722.2	$762.2
_______________
(1) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the depreciation of certain property, plant and equipment assets. This resulted in $1.8 million and $33.4 million of additional expense for the three and six months ended June 30, 2024, respectively, which is included in Restructuring and other (income) charges, net within the condensed consolidated statements of operations.
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2023	$4.3	$349.4	$173.8	$527.5
Goodwill impairment charge	—	(349.1)	—	(349.1)
Foreign currency translation	—	(0.3)	(1.1)	(1.4)
June 30, 2024	$4.3	$—	$172.7	$177.0
Beginning in fiscal year 2023, we began to see depressed volumes in our industrial end markets, constraining our ability to offset the continued crude tall oil (“CTO”) price inflation we were experiencing, and negatively impacting earnings and cash flow within our Performance Chemicals’ reporting unit, particularly in our industrial specialties product line. As a result, we concluded that a triggering event occurred in the third quarter of 2023. Our third quarter 2023 impairment analysis included significant assumptions, such as the execution of several measures in 2023 to pursue greater cost efficiency, including a reorganization to streamline certain functions and reduce ongoing costs, and expectations of decreased CTO costs beginning in the second half of 2024. We concluded that no impairment was necessary as a result of that third quarter 2023 interim analysis or at our annual impairment test, dated October 1, 2023.
During the second quarter of 2024, our supplier provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals’ reporting unit. We performed an analysis of the reporting unit’s goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rate, earnings before interest, taxes, depreciation and amortization

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

("EBITDA") margin, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.
Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, the company concluded that the carrying amount of the Performance Chemicals’ reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $349.1 million, which represents all of the goodwill within the Performance Chemicals' reportable segment. The charge was recorded within “Goodwill impairment charge” on the condensed consolidated statements of operations for the quarter ended June 30, 2024.

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2023	$396.5	$92.6	$91.7	$580.8
Retirements (2)	(129.0)	—	(1.9)	(130.9)
Foreign currency translation	(1.1)	(0.4)	(0.4)	(1.9)
June 30, 2024	$266.4	$92.2	$89.4	$448.0
Accumulated Amortization
December 31, 2023	$(179.4)	$(30.3)	$(35.0)	$(244.7)
Amortization (3)	(31.3)	(2.7)	(5.1)	(39.1)
Retirements (2)	129.0	—	1.9	130.9
Foreign currency translation	0.3	0.1	0.2	0.6
June 30, 2024	$(81.4)	$(32.9)	$(38.0)	$(152.3)
Other intangibles, net	$185.0	$59.3	$51.4	$295.7
_______________
(1) Represents trademarks, trade names, and know-how.
(2) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we retired certain customer contracts and relationships, and developed technology finite-lived intangible assets.
(3) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets. This resulted in zero and $22.1 million of additional expense for the three and six months ended June 30, 2024, respectively, and $37.4 million of additional expenses for the twelve months ended December 31, 2023, which is included in Restructuring and other (income) charges, net within the condensed consolidated statements of operations.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	June 30, 2024	December 31, 2023
Performance Materials	$1.3	$1.5
Performance Chemicals	108.0	137.5
Advanced Polymer Technologies	186.4	197.1
Other intangibles, net	$295.7	$336.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Selling, general, and administrative expenses	$7.5	$10.5	$17.0	$20.9
Restructuring and other (income) charges, net (1)	—	—	22.1	—
Total amortization expense	$7.5	$10.5	$39.1	$20.9
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $15.0 million for the remainder of 2024, 2025 - $29.8 million, 2026 - $29.1 million, 2027 - $29.1 million, and 2028 - $29.1 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of June 30, 2024, there were $2.2 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of zero at June 30, 2024 and December 31, 2023.
Commodity Price Risk Management
As of June 30, 2024, we had 1.5 million and 0.9 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of June 30, 2024, open commodity contracts hedge forecasted transactions until December 2025. The fair value of the outstanding designated natural gas commodity hedge contracts as of June 30, 2024 and December 31, 2023, was a net asset (liability) of zero and $(0.9) million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Effect of Cash Flow and Net Investment Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$0.1	$—	$—	$(0.3)	Net sales
Natural gas contracts	—	(0.1)	(0.8)	(1.5)	Cost of sales
Total	$0.1	$(0.1)	$(0.8)	$(1.8)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Six Months Ended June 30,
	2024	2023	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$0.1	$(0.1)	$—	$(0.5)	Net sales
Natural gas contracts	(0.4)	(3.0)	(1.5)	(1.0)	Cost of sales
Total	$(0.3)	$(3.1)	$(1.5)	$(1.5)
Within the next twelve months, we expect to reclassify $0.8 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of June 30, 2024, or December 31, 2023.

	June 30, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.1	$—	$0.1
Total assets	$—	$0.1	$—	$0.1
Liabilities:
Currency exchange contracts (5)	$—	$0.1	$—	$0.1
Total liabilities	$—	$0.1	$—	$0.1

	December 31, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.9	$—	$0.9
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$1.4	$—	$1.4
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
(5) Included within "Accrued expenses" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	June 30, 2024	December 31, 2023
Revolving Credit Facility and other lines of credit (1)(2)	$756.3	$738.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	100.6	101.1
Accounts receivable securitization (4)	100.0	81.3
Other notes payable	1.9	2.1
Total debt including finance lease obligations	$1,508.8	$1,472.5
Less: debt issuance costs	4.8	5.3
Total debt, including finance lease obligations, net of debt issuance costs	$1,504.0	$1,467.2
Less: debt maturing within one year (5)	103.0	84.4
Long-term debt including finance lease obligations	$1,401.0	$1,382.8
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.0 million and $2.5 million and available funds under the facility were $241.7 million and $259.5 million at June 30, 2024 and December 31, 2023, respectively.
(2) The weighted average interest rate associated with our revolving credit facility was 6.76 percent and 6.36 percent for the period ended June 30, 2024 and December 31, 2023, respectively.
(3) At June 30, 2024 and December 31, 2023, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $80.5 million and $79.1 million as of June 30, 2024 and December 31, 2023, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The interest rate associated with our accounts receivable securitization program was 5.50 percent and 5.61 percent for the period ended June 30, 2024 and December 31, 2023, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of June 30, 2024.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended June 30, 2024 was 3.3, and our actual interest coverage for the four consecutive quarters ended June 30, 2024 was 4.8. We were in compliance with all covenants under the credit agreement at June 30, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2023	43,447	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Common stock issued	139	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.3	—	—	—	4.3
Balance at March 31, 2024	43,585	$0.4	$169.2	$946.3	$(35.6)	$(512.1)	$568.2
Net income (loss)	—	—	—	(283.7)	—	—	(283.7)
Other comprehensive income (loss)	—	—	—	—	(1.9)	—	(1.9)
Common stock issued	20	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation plans	—	—	2.4	—	—		2.4
Balance at June 30, 2024	43,606	$0.4	$171.6	$662.6	$(37.5)	$(512.3)	$284.8

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	50.7	—	—	50.7
Other comprehensive income (loss)	—	—	—	—	8.0	—	8.0
Common stock issued	139	—	—	—	—	—	—
Exercise of stock options, net	41	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.5)	(4.5)
Share repurchase program	—	—	—	—	—	(33.4)	(33.4)
Share-based compensation plans	—	—	3.7	—	—	0.7	4.4
Balance at March 31, 2023	43,408	$0.4	$158.9	$1,058.4	$(38.8)	$(453.2)	$725.7
Net income (loss)	—	—	—	35.5	—	—	35.5
Other comprehensive income (loss)	—	—	—	—	5.3	—	5.3
Common stock issued	22	—	—	—	—	—	—
Share repurchase program	—	—	—	—	—	(58.7)	(58.7)
Share-based compensation plans	—	—	4.7	—	—	1.6	6.3
Balance at June 30, 2023	43,430	$0.4	$163.6	$1,093.9	$(33.5)	$(510.3)	$714.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Foreign currency translation
Beginning balance	$(34.7)	$(35.3)	$(25.6)	$(45.8)
Net gains (losses) on foreign currency translation	(2.6)	4.0	(11.7)	14.5
Other comprehensive income (loss), net of tax	(2.6)	4.0	(11.7)	14.5
Ending balance	$(37.3)	$(31.3)	$(37.3)	$(31.3)

Derivative instruments
Beginning balance	$(1.4)	$(3.9)	$(1.6)	$(1.4)
Gains (losses) on derivative instruments	0.1	(0.1)	(0.3)	(3.1)
Less: tax provision (benefit)	—	—	(0.1)	(0.7)
Net gains (losses) on derivative instruments	0.1	(0.1)	(0.2)	(2.4)
(Gains) losses reclassified to net income	0.8	1.8	1.5	1.5
Less: tax (provision) benefit	0.2	0.5	0.4	0.4
Net (gains) losses reclassified to net income	0.6	1.3	1.1	1.1
Other comprehensive income (loss), net of tax	0.7	1.2	0.9	(1.3)
Ending balance	$(0.7)	$(2.7)	$(0.7)	$(2.7)

Pension and other postretirement benefits
Beginning balance	$0.5	$0.4	$0.5	$0.4
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.1	—	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	—	0.1	—	0.1
Ending balance	$0.5	$0.5	$0.5	$0.5

Total AOCI ending balance at June 30	$(37.5)	$(33.5)	$(37.5)	$(33.5)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Derivative instruments
Currency exchange contracts (1)	$—	$(0.3)	$—	$(0.5)
Natural gas contracts (2)	(0.8)	(1.5)	(1.5)	(1.0)
Total before tax	(0.8)	(1.8)	(1.5)	(1.5)
(Provision) benefit for income taxes	0.2	0.5	0.4	0.4
Amount included in net income (loss)	$(0.6)	$(1.3)	$(1.1)	$(1.1)

Pension and other post retirement benefits
Amortization of prior service costs (2)	$—	$0.1	$—	$0.1
Total before tax	—	0.1	—	0.1
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$0.1	$—	$0.1
______________
(1) Included within "Net sales" on the condensed consolidated statements of operations.
(2) Included within "Cost of sales" on the condensed consolidated statements of operations.
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
During the three and six months ended June 30, 2024, we repurchased no common stock. At June 30, 2024, $353.4 million remained unused under the 2022 Authorization.
During the three and six months ended June 30, 2023, we repurchased $58.7 million, inclusive of $0.6 million excise tax, and $92.1 million, inclusive of $0.8 million excise tax, in common stock, representing 819,898 and 1,269,373 shares of our common stock at a weighted average cost per share of $70.87 and $71.93, respectively.

Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Restructuring charges	$10.0	$7.0	$72.3	$10.1
Other (income) charges, net	3.1	12.2	3.6	14.7
Total Restructuring and other (income) charges, net	$13.1	$19.2	$75.9	$24.8

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$1.0	$7.2	$1.8	$10.0
Three Months Ended June 30, 2024	$1.0	$7.2	$1.8	$10.0
Other	$4.4	$—	$2.6	$7.0
Three Months Ended June 30, 2023	$4.4	$—	$2.6	$7.0

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$3.1	$12.4	$56.8	$72.3
Six Months Ended June 30, 2024	$3.1	$12.4	$56.8	$72.3
Other	$7.4	$0.1	$2.6	$10.1
Six Months Ended June 30, 2023	$7.4	$0.1	$2.6	$10.1
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

Performance Chemicals' Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-CTO based fatty acids. This initiative will focus on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative included the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies (“APT”) reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2023, resulted in the reduction of Ingevity's global workforce by almost 20 percent. Specific to Performance Chemicals, the reduction represented approximately 30 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $250 million associated with the Performance Chemicals' repositioning. This is a reduction of approximately $30 million from prior expectations due to lower than estimated plant cleaning costs. Total expected charges now consist of approximately $185 million in asset-related charges, approximately $15 million in severance and other employee-related costs, and approximately $50 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. Through June 30, 2024, we have incurred $207.6 million associated with these actions, including $182.0 million of non-cash asset-related charges and $25.6 million of charges to be settled in cash. As of June 30, 2024, $21.3 million of the charges to be settled in cash have been paid. We expect approximately $185 million of the total charges to be non-cash and $65 million to be settled in cash. The remainder of the non-cash and 50-60 percent of cash charges are expected to be recognized in 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Inventory Charges
The Company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges during the three and six months ended June 30, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statement of operations.
CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduced CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of our required CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and six months ended June 30, 2024, we have incurred $23.5 million and $50.0 million of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statements of operations.
As of July 1, 2024, as further described in Note 16, we have terminated the CTO supply contract that resulted in these excess CTO volumes. As a result of the termination of this supply contract, the purchases under the CTO supply contract ended, effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024 and to incur no more than $5 million in additional costs as we liquidate the excess CTO resale volumes on hand as of June 30, 2024.
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

Balance at	Change in	Cash		Balance at
12/31/2023 (1)	Reserve (2)	Payments	Other (3)	6/30/2024 (1)
$8.2	19.1	(22.9)	(0.1)	$4.3
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
Other (income) charges, net
Alternative feedstock transition
In April 2023, we implemented the feedstock transition of our Crossett, Arkansas manufacturing plant (“Crossett”). This transition converted Crossett from a CTO-based feedstock production facility to produce fatty acids from alternative plant-based feedstocks. During the three and six months ended June 30, 2024, we incurred charges of zero. During the three and six months ended June 30, 2023, we incurred charges of $6.6 million.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three and six months ended June 30, 2024, we incurred charges of $3.1 million and $3.6 million, respectively. During the three and six months ended June 30, 2023, we incurred charges of $2.9 million.
Business transformation costs
Our enterprise resource planning tool implementation and associated business transformation initiative concluded in the fourth quarter of 2023. Costs incurred, during the three and six months ended June 30, 2024 totaled zero, and during the three and six months ended June 30, 2023, of $2.7 million and $5.2 million, respectively.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	15.2%	25.6%	16.4%	22.9%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2024			2023
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(334.6)	$(50.9)	15.2%	$47.7	$12.2	25.6%
Discrete items:
Restructuring and other (income) charges, net (1)	10.0	2.4		4.4	1.0
(Gain) loss on strategic investments (2)	(0.1)	—		—	—
Goodwill impairment (3)	349.1	57.0		—	—
Other tax only discrete items	—	(0.5)		—	(0.8)
Total discrete items	359.0	58.9		4.4	0.2
Consolidated operations, before discrete items	$24.4	$8.0		$52.1	$12.4
EAETR (4)			33.5%			23.8%

	Six Months Ended June 30,
	2024			2023
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(406.5)	$(66.8)	16.4%	$111.8	$25.6	22.9%
Discrete items:
Restructuring and other (income) charges, net (1)	74.8	17.5		7.4	1.7
(Gain) loss on strategic investments (2)	4.7	1.1		(19.2)	(4.5)
Goodwill impairment (3)	349.1	57.0		—	—
Other tax only discrete items	—	(1.4)		—	0.5
Total discrete items	428.6	74.2		(11.8)	(2.3)
Consolidated operations, before discrete items	$22.1	$7.4		$100.0	$23.3
EAETR (4)			34.5%			23.3%
_______________
(1) See Note 14 for further information.
(2) See Note 4 for further information.
(3) See Note 7 for further information.
(4) Increase in EAETR for three and six months ended June 30, 2024, as compared to June 30, 2023, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, most notably in the U.S. Additionally, there was an elimination of the foreign-derived intangible income deduction and the addition of a minimum tax associated with the Base Erosion and Anti-Abuse Tax due to significant reductions in taxable income in the U.S., which further increased the EAETR. The EAETR tax percentage shown may not precisely recalculate due to rounding.

At June 30, 2024 and December 31, 2023, we had deferred tax assets of $10.5 million and $11.1 million, respectively, resulting from certain historical net operating losses from our Brazil and China operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2024, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two’s intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, ten of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the six months ended June 30, 2024.

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
As of June 30, 2024, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our 2023 Annual Report. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheets as of June 30, 2024 and the charge was included within Other (income) expense, net on the consolidated statements of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 14: Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net sales
Performance Materials	$157.2	$144.6	$302.3	$286.0
Performance Chemicals	185.5	284.0	332.5	469.6
Advanced Polymer Technologies	47.9	53.2	95.9	118.8
Total net sales (1)	$390.6	$481.8	$730.7	$874.4

Segment EBITDA (2)
Performance Materials	$82.2	$64.2	$160.2	$134.0
Performance Chemicals	9.3	44.9	(1.3)	65.2
Advanced Polymer Technologies	9.8	11.6	19.3	25.4
Total Segment EBITDA (2)	$101.3	$120.7	$178.2	$224.6
Interest expense, net	(23.2)	(21.6)	(45.5)	(41.2)
(Provision) benefit for income taxes	50.9	(12.2)	66.8	(25.6)
Depreciation and amortization - Performance Materials	(9.7)	(9.2)	(19.3)	(19.2)
Depreciation and amortization - Performance Chemicals	(10.1)	(13.0)	(22.5)	(26.8)
Depreciation and amortization - Advanced Polymer Technologies	(7.5)	(8.2)	(15.1)	(15.5)
Restructuring and other income (charges), net (3)	(13.1)	(19.2)	(75.9)	(24.8)
Goodwill impairment charge (4)	(349.1)	—	(349.1)	—
Acquisition and other-related income (costs), net (5)	0.2	(1.8)	(0.1)	(4.5)
Inventory charges (6)	—	—	(2.5)	—
Loss on CTO resales (7)	(23.5)	—	(50.0)	—
Gain (loss) on strategic investments (8)	0.1	—	(4.7)	19.2
Net income (loss)	$(283.7)	$35.5	$(339.7)	$86.2
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker ("CODM") to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), gain (loss) on strategic investments, loss on CTO resales, pension and postretirement settlement and curtailment income (charges), net.
(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Performance Materials	$—	$4.5	$0.1	$6.2
Performance Chemicals	13.1	13.6	75.9	16.7
Advanced Polymer Technologies	—	1.1	(0.1)	1.9
Restructuring and other (income) charges, net	$13.1	$19.2	$75.9	$24.8

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

(4) For the three and six months ended June 30, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 7 for more information.
(5) Charges represent (gains) losses incurred to complete and integrate acquisitions and other strategic investments. Charges may include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments. For the three and six months ended June 30, 2024 and 2023, charges relate to the Performance Chemicals reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Legal and professional service fees	$(0.2)	$1.8	$0.1	$3.7
Acquisition-related (income) costs	$(0.2)	$1.8	$0.1	$3.7
Inventory fair value step-up amortization (1)	—	—	—	0.8
Acquisition and other-related (income) charges	$(0.2)	$1.8	$0.1	$4.5
_________________
(1) Included in Cost of sales on the condensed consolidated statements of operations.
(6) For the three and six months ended June 30, 2024, inventory charges represent lower of cost or market charges associated with the Performance Chemicals’ repositioning. These charges were not allocated in the measurement of Performance Chemicals reportable segment profitability used by our CODM. Amounts are included in Cost of sales on the condensed consolidated statements of operations.
(7) For the three and six months ended June 30, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 11 for more information.
(8) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4, under the section: Strategic Investments, for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Performance Materials	$(0.1)	$—	$(0.1)	$(19.2)
Performance Chemicals	—	—	4.8	—
Advanced Polymer Technologies	—	—	—	—
(Gain) loss on strategic investments	$(0.1)	$—	$4.7	$(19.2)
Note 15: Earnings (Loss) per Share

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2024	2023	2024	2023
Net income (loss)	$(283.7)	$35.5	$(339.7)	$86.2

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$(7.81)	$0.98	$(9.36)	$2.34
Diluted earnings (loss) per share	(7.81)	0.97	(9.36)	2.33

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,335	36,373	36,299	36,768
Weighted average additional shares assuming conversion of potential common shares	—	225	—	303
Shares - diluted basis (1)	36,335	36,598	36,299	37,071
_______________
(1) For the three and six months ended June 30, 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited)

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Average number of potential common shares - antidilutive	198	473	229	346
Note 16: Subsequent Event
CTO Supply Contract Termination Agreement
On July 1, 2024, we entered into a termination agreement and release (the “Termination Agreement”), to terminate our long-term crude tall oil supply agreement with GP Pine Chemicals, LLC, (“Georgia-Pacific”), as amended (the "CTO Supply Agreement"), pursuant to which we were obligated to purchase and receive CTO produced by certain Georgia-Pacific facilities.
Pursuant to the Termination Agreement, as consideration for the termination of the CTO Supply Agreement, we made a cash payment to Georgia-Pacific in the amount of $50.0 million on July 1, 2024 and agreed to make an additional cash payment to Georgia-Pacific in the amount of $50.0 million by October 15, 2024.
Crossett, Arkansas Plant Closure
On July 31, 2024, we announced plans to transition the refining of oleo-based products manufactured for our Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. In connection with this action, on July 29, 2024, the Board of Directors approved the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. We plan to close the Crossett Facility in August 2024 and will continue to evaluate options for the site.
We expect to realize net operational savings of approximately $20-$25 million per year from the closure of the Crossett Facility, as well as annual savings of approximately $10 million from the corporate and business-related cost reduction actions. We expect to realize the full benefit of these savings beginning in 2025.
As a result of these actions, Ingevity expects to incur aggregate charges of approximately $100 million, consisting of approximately $65 million in asset-related charges, approximately $10 million in severance and other employee-related costs, and approximately $25 million in other restructuring costs, which include decommissioning, dismantling and removal charges, and contract termination costs. We expect approximately $65 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized by the first half of 2025.
The charges we currently expect to incur in connection with these actions, and the timing thereof, are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

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
All references to notes (herein referred to as "Note") in this section refer to the notes accompanying the Condensed Consolidated Financial Statements included in Item 1 within this Form 10-Q.
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
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2023 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•the anticipated timing, charges and costs of the Performance Chemicals manufacturing consolidation and closure of our Crossett, Arkansas and DeRidder, Louisiana plants may differ materially from our estimates due to events that may occur as a result of, or in connection with, such consolidation or plant closures;
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
•adverse weather conditions may impact demand for certain of our road technologies products;
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
Recent Developments and Updates
Goodwill Impairment Charge
Beginning in fiscal year 2023, we began to see depressed volumes in our industrial end markets, constraining our ability to offset the continued CTO price inflation we were experiencing, and negatively impacting earnings and cash flow outlook within our Performance Chemicals’ reporting unit, particularly in our industrial specialties product line. As a result, we concluded that a triggering event occurred in the third quarter of 2023. Our third quarter 2023 impairment analysis included significant assumptions, such as the execution of several measures in 2023 to pursue greater cost efficiency, including a reorganization to streamline certain functions and reduce ongoing costs, and expectations of decreased CTO costs beginning in the second half of 2024. We concluded that no impairment was necessary as a result of that third quarter 2023 interim analysis or at our annual impairment test, dated October 1, 2023.
During the second quarter of 2024, our supplier provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals’ reporting unit. We performed an analysis of the reporting unit’s goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rate, earnings before interest, taxes, depreciation and amortization

("EBITDA") margin, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.
Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, the company concluded that the carrying amount of the Performance Chemicals’ reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $349.1 million, which represents all of the goodwill within the Performance Chemicals' reportable segment. The charge was recorded within “Goodwill impairment charge” on the condensed consolidated statements of operations for the quarter ended June 30, 2024.
CTO Supply Contract Termination Agreement
On July 1, 2024, we entered into a termination agreement and release (the “Termination Agreement”), to terminate our long-term crude tall oil supply agreement with GP Pine Chemicals, LLC, (“Georgia-Pacific”), as amended (the“CTO Supply Agreement”), pursuant to which we were obligated to purchase and receive CTO produced by certain Georgia-Pacific facilities.
Pursuant to the Termination Agreement, as consideration for the termination of the CTO Supply Agreement, we made a cash payment to Georgia-Pacific in the amount of $50.0 million on July 1, 2024 and agreed to make an additional cash payment to Georgia-Pacific in the amount of $50.0 million by October 15, 2024.
Performance Chemicals' Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increase our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-CTO based fatty acids. This initiative will focus on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative included the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies (“APT”) reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2023, resulted in the reduction of Ingevity's global workforce by almost 20 percent. Specific to Performance Chemicals, the reduction represented approximately 30 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $250 million associated with the Performance Chemicals' repositioning. This is a reduction of approximately $30 million from prior expectations due to lower than estimated plant cleaning costs. Total expected charges now consist of approximately $185 million in asset-related charges, approximately $15 million in severance and other employee-related costs, and approximately $50 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. Through June 30, 2024, we have incurred $207.6 million associated with these actions, including $182.0 million of non-cash asset-related charges and $25.6 million of charges to be settled in cash. As of June 30, 2024, $21.3 million of the charges to be settled in cash have been paid. We expect approximately $185 million of the total charges to be non-cash and $65 million to be settled in cash. The remainder of the non-cash and 50-60 percent of cash charges are expected to be recognized in 2024.
Inventory Charges
The Company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges during the three and six months ended June 30, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statement of operations.

CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduced CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of our required CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and six months ended June 30, 2024, we have incurred $23.5 million and $50.0 million of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statements of operations.
As of July 1, 2024, as further described in Note 16, we have terminated the CTO supply contract that resulted in these excess CTO volumes. As a result of the termination of this supply contract, the purchases under the CTO supply contract ended, effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024 and to incur no more than $5.0 million in additional costs as we liquidate the excess CTO resale volumes on hand as of June 30, 2024.
Crossett, Arkansas Plant Closure
On July 31, 2024, we announced plans to transition the refining of oleo-based products manufactured for our Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. In connection with this action, on July 29, 2024, the Board of Directors approved the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. Ingevity plans to close the Crossett Facility in August 2024 and will continue to evaluate options for the site.
We expect to realize net operational savings of approximately $20-$25 million per year from the closure of the Crossett Facility, as well as annual savings of approximately $10 million from the corporate and business-related cost reduction actions. The company expects to realize the full benefit of these savings beginning in 2025.
Expected Charges
As a result of these actions, Ingevity expects to incur aggregate charges of approximately $100 million, consisting of approximately $65 million in asset-related charges, approximately $10 million in severance and other employee-related costs and approximately $25 million in other restructuring costs, which include decommissioning, dismantling and removal charges and contract termination costs. We expect approximately $65 million of the total charges to be non-cash. The majority of non-cash charges and 50-60 percent of cash charges are expected to be recognized by the first half of 2025.
Expected Savings and Impact, Including Crossett, Arkansas Plant Closure
The Performance Chemicals' repositioning is focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales, and as such, we expect annualized net sales to decrease accordingly. The annualized cash savings we expect to realize from these actions are approximately $95 million to $110 million beginning in 2024. These cash savings will be derived from headcount reductions, plant operating efficiencies, and reduced supply chain costs. In addition to the cash savings, annualized depreciation and intangible amortization expense related to asset charges taken through this initiative will decline by approximately $15 million and $17 million, respectively, of which we expect to realize approximately $10 million and $12 million in 2024, respectively.
Collectively, these savings are expected to be realized in the following financial statement captions: 70-80 percent in Cost of sales, 15-25 percent in Selling, general, and administrative expenses, and ~5 percent in Research and technical expenses, all presented on our condensed consolidated statement of operations. During the three and six months ended June 30, 2024, we realized cash savings of approximately $22 million and $42 million, including $17 million and $32 million in Cost of sales, $4 million and $8 million in Selling, general, and administrative expenses, and $1 million and $2 million in Research and technical expenses, respectively.
The charges we currently expect to incur and the savings we expect to obtain in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net sales	$390.6	$481.8	$730.7	$874.4
Cost of sales	267.4	328.8	507.8	591.0
Gross profit	123.2	153.0	222.9	283.4
Selling, general, and administrative expenses	41.4	51.7	88.6	100.3
Research and technical expenses	7.3	8.0	14.1	16.8
Restructuring and other (income) charges, net	13.1	19.2	75.9	24.8
Goodwill impairment charge	349.1	—	349.1	—
Acquisition-related costs	(0.2)	1.8	0.1	3.7
Other (income) expense, net	23.9	3.0	56.1	(15.2)
Interest expense, net	23.2	21.6	45.5	41.2
Income (loss) before income taxes	(334.6)	47.7	(406.5)	111.8
Provision (benefit) for income taxes	(50.9)	12.2	(66.8)	25.6
Net income (loss)	$(283.7)	$35.5	$(339.7)	$86.2
Net sales
The table below shows the 2024 Net sales and variances from 2023:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended June 30, 2024 vs. 2023	$481.8	(86.2)	(1.6)	(3.4)	$390.6
Six months ended June 30, 2024 vs. 2023	$874.4	(131.2)	(5.7)	(6.8)	$730.7
Q2 2024 Performance Summary
The Net sales decrease was driven primarily by the Performance Chemicals' industrial specialties product line due to repositioning actions which included the focus on reducing exposure to lower margin end-use markets and therefore reduced sales during the quarter by approximately $78 million. Also contributing to the lower sales was unfavorable weather in North America impacting our road technologies product line and continued weakness in certain industrial end markets that negatively impacted sales in our industrial specialties product line, slightly offset by an increase in our Performance Materials reportable segment.
Three Months Ended June 30, 2024 vs. 2023
The Net sales decrease of $91.2 million in 2024 was driven by volume declines of $86.2 million (18 percent), primarily in our Performance Chemicals industrial specialties and road technologies product lines. Unfavorable pricing and sales composition (mix) of $1.6 million (zero percent) and unfavorable foreign currency exchange of $3.4 million (one percent) also contributed to the decline in Net sales.
Six Months Ended June 30, 2024 vs. 2023
The Net sales decrease of $143.7 million in 2024 was driven by volume declines of $131.2 million (15 percent), primarily in our Performance Chemicals industrial specialties product line and our APT reportable segment. Unfavorable pricing and sales composition (mix) of $5.7 million (one percent) and unfavorable foreign currency exchange of $6.8 million (one percent) also contributed to the decline in Net sales.

Gross Profit
Three Months Ended June 30, 2024 vs. 2023
Gross profit decrease of $29.8 million was driven primarily by unfavorable sales volume of $24.6 million in our Performance Chemicals industrial specialties product line. The decrease was further driven by unfavorable pricing and sales composition (mix) of $3.1 million, primarily within our APT reportable segment, unfavorable foreign currency exchange of $1.9 million, and increased manufacturing cost of $0.2 million. Gross profit includes the realized savings of $17.0 million from the Performance Chemicals repositioning actions initiated in 2023. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Six Months Ended June 30, 2024 vs. 2023
Gross profit decrease of $60.5 million was driven primarily by unfavorable sales volume of $40.7 million in our Performance Chemicals industrial specialties product line and our APT reportable segment, and increased manufacturing costs of $8.5 million. The decrease was further driven by unfavorable pricing and sales composition (mix) of $7.4 million primarily within our APT reportable segment, and unfavorable foreign currency exchange of $3.9 million. Gross profit includes the realized savings of $32.0 million from the Performance Chemicals repositioning actions initiated in 2023. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended June 30, 2024 vs. 2023
Selling, general and administrative expenses ("SG&A") were $41.4 million (11 percent of Net sales) and $51.7 million (11 percent of Net sales) for the three months ended June 30, 2024 and 2023, respectively. Overall, SG&A decreased by approximately $4.0 million or 10 percent due to cost savings initiatives implemented last year and $6.3 million due to decreased spending on commercial activities.
Six Months Ended June 30, 2024 vs. 2023
SG&A was $88.6 million (12 percent of Net sales) and $100.3 million (11 percent of Net sales) for the six months ended June 30, 2024 and 2023, respectively. SG&A as a percentage of Net sales increased due to lower sales. Overall, SG&A decreased by approximately $8.0 million or 9 percent due to cost savings initiatives implemented last year and $3.7 million due to decreased spending on commercial activities.
Research and technical expenses
Three Months Ended June 30, 2024 vs. 2023
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.9 percent from 1.7 percent for the three months ended June 30, 2024 and 2023, respectively. Research and technical expense as a percentage of Net sales increased due to lower sales. Overall, Research and technical expense decreased by $0.7 million, which included approximately $1.0 million realized from cost savings initiatives implemented last year.
Six Months Ended June 30, 2024 vs. 2023
Research and technical expenses as a percentage of Net sales remained consistent period over period, at 1.9 percent and 1.9 percent for the six months ended June 30, 2024 and 2023, respectively. Included in the overall $2.7 million decrease is approximately $2.0 million realized from cost savings initiatives implemented last year.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2024 vs. 2023

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Work force reductions and other	$—	$7.0	$—	$10.1
Performance Chemicals' repositioning	10.0	—	72.3	—
Restructuring charges (1)	$10.0	$7.0	$72.3	$10.1
Alternative feedstock transition	—	6.6	—	6.6
North Charleston plant transition	3.1	2.9	3.6	2.9
Business transformation costs	—	2.7	—	5.2
Other (income) charges, net (1)	$3.1	$12.2	$3.6	$14.7
Restructuring and other (income) charges, net (2)	$13.1	$19.2	$75.9	$24.8
_______________
(1) See Note 11 for more information.
Goodwill impairment charge
Three and Six Months Ended June 30, 2024 vs. 2023
Goodwill impairment charge of $349.1 million for the three and six months ended June 30, 2024 within our Performance Chemicals reportable segment. See Note 7 for more information.
Acquisition-related costs
Three and Six Months Ended June 30, 2024 vs. 2023
Acquisition-related (income) costs were $(0.2) million and $0.1 million for the three and six months ended June 30, 2024, and $1.8 million and $3.7 million three and six months ended June 30, 2023, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals segment.
Other (income) expense, net
Three and Six Months Ended June 30, 2024 vs. 2023

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Foreign currency transaction (gain) loss	$0.7	$2.4	$2.1	$2.7
Gain (loss) on strategic investments (1)	(0.1)	—	4.7	(19.2)
Loss on CTO resales (2)	23.5	—	50.0	—
Other (income) expense, net	(0.2)	0.6	(0.7)	1.3
Total Other (income) expense, net	$23.9	$3.0	$56.1	$(15.2)
_______________
(1) See Note 4 for more information.
(2) See Notes 11 and 14 for more information.

Interest expense, net
Three and Six Months Ended June 30, 2024 vs. 2023

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Accounts receivable securitization (1)	$1.4	$—	$2.8	$—
Finance lease obligations	1.8	1.8	3.6	3.6
Litigation related interest expense (2)	1.3	0.4	2.6	0.4
Revolving Credit Facility and other lines of credit (1)	14.0	15.0	27.2	28.2
Senior notes (1)	5.6	5.6	11.2	11.2
Other interest (income) expense, net	(0.9)	(1.2)	(1.9)	(2.2)
Total Interest expense, net	$23.2	$21.6	$45.5	$41.2
_______________
(1) See Note 9 for more information.
(2) See Note 13 for more information.
Provision (benefit) for income taxes
Three and Six Months Ended June 30, 2024 vs. 2023
For the three months ended June 30, 2024 and 2023, our effective tax rate was 15.2 percent and 25.6 percent, respectively. Excluding discrete items, the effective rate was 33.5 percent compared to 23.8 percent in the three months ended June 30, 2024 and 2023, respectively. See Note 12 for more information.
For the six months ended June 30, 2024 and 2023, our effective tax rate was 16.4 percent and 22.9 percent, respectively. Excluding discrete items, the effective rate was 34.5 percent compared to 23.3 percent in the six months ended June 30, 2024 and 2023, respectively. See Note 12 for more information.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, and pension and postretirement settlement and curtailment income (charges), net.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2023 Annual Report.

Performance Materials
Q2 2024 Performance Summary
Net sales in our Performance Materials reportable segment increased nine percent compared to the prior year quarter as a result of increased pricing and automotive carbon volumes. Segment EBITDA increased $18.0 million or 28 percent primarily due to lower input costs such as energy and certain raw materials as well as a series of operational efficiencies that improved plant throughput.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Performance Materials - Net sales	$157.2	$144.6	$302.3	$286.0
Segment EBITDA	$82.2	$64.2	$160.2	$134.0
Net Sales Comparison of Three and Six Months Ended June 30, 2024 and June 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2024 vs. 2023	$144.6	8.3	6.3	(2.0)	$157.2
Six months ended June 30, 2024 vs. 2023	$286.0	10.5	10.2	(4.4)	$302.3
Three Months Ended June 30, 2024 vs. 2023
Segment net sales. The increase of $12.6 million in 2024 was driven by a volume increase of $8.3 million (six percent) and favorable pricing and sales composition (mix) of $6.3 million (four percent). The increase was partially offset by unfavorable foreign currency exchange of $2.0 million (one percent).
Segment EBITDA. The increase of $18.0 million in 2024 was driven by the increase in sales as noted above, decreased manufacturing costs of $6.9 million, favorable pricing and sales composition (mix) of $4.8 million, a volume increase of $4.7 million, and favorable foreign currency exchange of $1.7 million. The increase was partially offset by increased SG&A and research and technical expenses of $0.1 million.
Six Months Ended June 30, 2024 vs. 2023
Segment net sales. The increase of $16.3 million in 2024 was driven by a volume increase of $10.5 million (four percent) and favorable pricing and sales composition (mix) of $10.2 million (four percent). The increase was partially offset by unfavorable foreign currency exchange of $4.4 million (two percent).
Segment EBITDA. The increase of $26.2 million in 2024 was driven by the increase in sales as noted above, decreased manufacturing costs of $13.9 million, favorable pricing and sales composition (mix) of $8.7 million, a volume increase of $6.1 million, and favorable foreign currency exchange of $0.3 million. The increase was partially offset by increased SG&A and research and technical expenses of $2.8 million.

Performance Chemicals
Q2 2024 Performance Summary
Net sales in our Performance Chemicals reportable segment decreased 35 percent compared to the prior year quarter. The road technologies product line net sales decrease of $11.8 million was primarily driven by weather related delays. The industrial specialties product line net sales decrease of $86.7 million was primarily driven by lower volumes as a result of the focus on reducing exposure to lower margin end-use markets as part of the Performance Chemicals' repositioning, which resulted in reduced sales of approximately $78 million, as well as continued weakness in certain industrial end markets.
Contributing to the decline in Segment EBITDA was higher CTO spend, which nearly doubled from last year, and unfavorable plant throughput due to continued weakness in industrial demand, which negatively impacted utilization rates at both our North Charleston, South Carolina and Crossett, Arkansas manufacturing sites. Slightly offsetting these elevated costs were cost savings realized during the quarter due to the Performance Chemicals' repositioning.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Total Performance Chemicals - Net sales	$185.5	$284.0	$332.5	$469.6
Road Technologies product line	129.1	140.9	174.8	186.7
Industrial Specialties product line	56.4	143.1	157.7	282.9
Segment EBITDA	$9.3	$44.9	$(1.3)	$65.2
Net Sales Comparison of Three and Six Months Ended June 30, 2024 and June 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended June 30, 2024 vs. 2023	$284.0	(96.9)	(1.3)	(0.3)	$185.5
Road Technologies product line	140.9	(15.9)	4.2	(0.1)	129.1
Industrial Specialties product line	143.1	(81.0)	(5.5)	(0.2)	56.4
Six months ended June 30, 2024 vs. 2023	$469.6	(132.4)	(4.2)	(0.5)	$332.5
Road Technologies product line	186.7	(18.1)	6.4	(0.2)	174.8
Industrial Specialties product line	282.9	(114.3)	(10.6)	(0.3)	157.7
Three Months Ended June 30, 2024 vs. 2023
Segment net sales. The decrease of $98.5 million was driven by a volume decrease of $96.9 million (34 percent), as a result of a decrease in industrial specialties ($81.0 million) and road technologies ($15.9 million), unfavorable pricing and sales composition (mix) of $1.3 million (zero percent), attributable to a decrease in industrial specialties ($5.5 million), partially offset by an increase in road technologies ($4.2 million), and unfavorable foreign currency exchange of $0.3 million (zero percent).
Segment EBITDA. The decrease of $35.6 million was driven by a volume decrease of $30.3 million, higher manufacturing costs of $10.1 million, primarily due to increased CTO cost, unfavorable pricing and sales composition (mix) of $1.3 million, and unfavorable foreign currency exchange of $0.5 million. The decrease was partially offset by lower SG&A of $6.6 million, which benefited from the Performance Chemicals' repositioning and cost saving initiatives implemented in 2023.
Six Months Ended June 30, 2024 vs. 2023
Segment net sales. The decrease of $137.1 million was driven by a volume decrease of $132.4 million (28 percent), as a result of a decrease in industrial specialties ($114.3 million) and road technologies ($18.1 million), unfavorable pricing and sales composition (mix) of $4.2 million (one percent), attributable to a decrease in industrial specialties ($10.6 million), partially offset by an increase in road technologies ($6.4 million), and unfavorable foreign currency exchange of $0.5 million (zero percent).

Segment EBITDA. The decrease of $66.5 million was driven by a volume decrease of $43.1 million, higher manufacturing costs of $30.4 million, primarily due to increased CTO cost, unfavorable pricing and sales composition (mix) of $4.1 million, and unfavorable foreign currency exchange of $0.9 million. The decrease was partially offset by lower SG&A of $12.0 million, which benefited from the Performance Chemicals' repositioning and cost saving initiatives implemented in 2023.
Advanced Polymer Technologies
Q2 2024 Performance Summary
Net sales in our Advanced Polymer Technologies reportable segment decreased 10 percent compared to the prior year quarter as higher volumes were offset by reduced pricing.
Segment EBITDA decreased due to lower price primarily in Asia, partially offset by lower input costs and benefits from the cost savings actions implemented last year.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Advanced Polymer Technologies - Net sales	$47.9	$53.2	$95.9	$118.8
Segment EBITDA	$9.8	$11.6	$19.3	$25.4
Net Sales Comparison of Three and Six Months Ended June 30, 2024 and June 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2024 vs. 2023	$53.2	2.4	(6.6)	(1.1)	$47.9
Six months ended June 30, 2024 vs. 2023	$118.8	(9.3)	(11.7)	(1.9)	$95.9
Three Months Ended June 30, 2024 vs. 2023
Segment net sales. The decrease of $5.3 million in 2024 was driven by unfavorable pricing and sales composition (mix) of $6.6 million (12 percent) and unfavorable foreign currency exchange of $1.1 million (two percent), partially offset by a volume increase of $2.4 million (five percent).
Segment EBITDA. The decrease of $1.8 million was driven by unfavorable pricing and sales composition (mix) of $6.6 million, partially offset by decreased manufacturing costs of $2.9 million, a volume increase of $1.0 million, decreased SG&A of $0.7 million, and favorable foreign currency exchange of $0.2 million.
Six Months Ended June 30, 2024 vs. 2023
Segment net sales. The decrease of $22.9 million in 2024 was driven by unfavorable pricing and sales composition (mix) of $11.7 million (10 percent), a volume decline of $9.3 million (eight percent), and unfavorable foreign currency exchange of $1.9 million (two percent).
Segment EBITDA. The decrease of $6.1 million was driven by unfavorable pricing and sales composition (mix) of $12.0 million, a volume decline of $3.7 million, and unfavorable foreign currency exchange of $0.2 million. The decrease was partially offset by decreased manufacturing costs of $8.2 million and decreased SG&A of $1.6 million.

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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charge, acquisition and other-related (income) costs, litigation verdict charges, (loss) gain on strategic investments, loss on CTO resales, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net income (loss) (GAAP)	$(283.7)	$35.5	$(339.7)	$86.2
Interest expense, net	23.2	21.6	45.5	41.2
Provision (benefit) for income taxes	(50.9)	12.2	(66.8)	25.6
Depreciation and amortization - Performance Materials	9.7	9.2	19.3	19.2
Depreciation and amortization - Performance Chemicals	10.1	13.0	22.5	26.8
Depreciation and amortization - Advanced Polymer Technologies	7.5	8.2	15.1	15.5
Restructuring and other (income) charges, net (1)	13.1	19.2	75.9	24.8
Goodwill impairment charge (2)	349.1	—	349.1	—
Acquisition and other-related (income) costs, net (3)	(0.2)	1.8	0.1	4.5
Loss on CTO resales (4)	23.5	—	50.0	—
(Gain) loss on strategic investments (5)	(0.1)	—	4.7	(19.2)
Adjusted EBITDA (Non-GAAP)	$101.3	$120.7	$175.7	$224.6
_______________
(1) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 11 for more information.
(2) Refer to Note 7 for more information.
(3) Charges represent costs incurred to complete and integrate acquisitions and other strategic investments and include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments.

(4) Due to the DeRidder Plant closure, and the corresponding reduced CTO refining capacity, we were obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. As of July 1, 2024, we have terminated the CTO supply contract that resulted in these excess CTO volumes. As a result of the termination of this contract the purchases under the CTO supply contract ended, effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024. Since these CTO resale activities are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the three and six months ended June 30, 2024, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 11 for more information.
(5) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4 for more information.
Revision to Previously Reported Adjusted EBITDA (Non-GAAP)
We revised our March 31, 2024 non-GAAP Adjusted EBITDA calculation to remove previous adjustments of $2.5 million related to inventory lower of cost or market charges associated with the Company's Performance Chemicals' repositioning actions. This change was made to address a request from the Securities and Exchange Commission to revise future filings to no longer exclude these adjustments from non-GAAP performance measures. The following table presents the three months ended March 31, 2024 as previously reported and as revised.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31, 2024
In millions	As previously reported	As revised
Net income (loss) (GAAP)	$(56.0)	$(56.0)
Provision (benefit) for income taxes	(15.9)	(15.9)
Interest expense, net	22.3	22.3
Depreciation and amortization - Performance Materials	9.6	9.6
Depreciation and amortization - Performance Chemicals	12.4	12.4
Depreciation and amortization - Advanced Polymer Technologies	7.6	7.6
Restructuring and other (income) charges, net	65.3	62.8
Acquisition and other-related (income) costs	0.3	0.3
Loss on CTO resales	26.5	26.5
(Gain) loss on strategic investments	4.8	4.8
Adjusted EBITDA (Non-GAAP)	$76.9	$74.4
Adjusted EBITDA
Three and Six Months Ended June 30, 2024 vs. 2023
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.40 billion and $1.50 billion for 2024. We expect growth in our Performance Materials reportable segment on improved global hybrid automotive production and lower than anticipated Battery Electric Vehicle penetration. The Performance Chemicals reportable segment revenue will reflect the impact of our repositioning to improve profitability by focusing on higher margin end markets, as well as continued weak industrial demand. We expect our road technologies product line revenue to grow through technology adoption and continued geographic expansion. Our Advanced Polymer Technologies reportable segment anticipates revenues flat to prior year; market improvements in Europe are mostly offset by a challenging China economy and industrial demand.
Adjusted EBITDA is expected to be between $350 million and $360 million for 2024. We expect growth in our Performance Materials segment EBITDA, as volumes shift to higher-margin automotive carbon due to ongoing hybrid vehicle adoption. Performance Chemicals will continue to be impacted by elevated CTO costs and the slow industrial market recovery. We anticipate Advanced Polymer Technologies segment EBITDA will be flat vs prior year as favorable input costs offset lower prices.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2024, our undrawn capacity under our revolving credit facility was $241.7 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, debt principal repayments, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, restructuring activities such as the repositioning of our Performance Chemicals reportable segment as further described within Note 11, and consideration for the termination of the CTO Supply Agreement further described within Note 16. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $107.4 million at June 30, 2024. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2024, included $97.9 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Debt and Finance Lease Obligations
Refer to Note 9 for a summary of our outstanding debt obligations and revolving credit facility.
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
During the three and six months ended June 30, 2024, we repurchased no common stock. At June 30, 2024, $353.4 million remained unused under the 2022 Authorization.
During the three and six months ended June 30, 2023, we repurchased $58.7 million, inclusive of $0.6 million excise tax, and $92.1 million, inclusive of $0.8 million excise tax, in common stock, representing 819,898 and 1,269,373 shares of our common stock at a weighted average cost per share of $70.87 and $71.93, respectively.
Capital Expenditures
Projected 2024 capital expenditures are $90-$100 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2024.

Cash flow comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
In millions	2024	2023
Net cash provided by (used in) operating activities	$17.6	$53.7
Net cash provided by (used in) investing activities	(34.1)	(20.3)
Net cash provided by (used in) financing activities	33.7	(40.1)
Cash flows provided by (used in) operating activities
Cash flows used in operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $17.6 million for the six months ended June 30, 2024.
Cash used in operating activities for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, decreased by $36.1 million. This decrease was driven by reduced cash earnings of $107.3 million, CTO resale cash outflows of $45.3 million, and higher cash interest paid of $2.3 million due primarily to rising interest rates when compared to 2023. Partially offsetting these cash outflows was a net reduction in trade working capital of $69.5 million (including accounts receivable, inventory, and accounts payable), reduced employee compensation payments $34.6 million, a reduction in tax payments of $1.4 million as a result of the lower cash earnings, and reduced spending on restructuring initiatives of $1.9 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the six months ended June 30, 2024 was $34.1 million and was primarily driven by capital expenditures of $34.7 million. In the six months ended June 30, 2024 and 2023, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The decrease in Net cash provided by (used in) investing activities when compared to the prior year period is primarily due to the first quarter 2023 sale of a strategic investment that resulted in a cash inflow of $31.4 million, offset by reduced capital expenditures of $12.4 million.

Capital expenditure categories	Six Months Ended June 30,
In millions	2024	2023
Maintenance	$21.2	$23.4
Safety, health and environment	2.0	5.5
Growth and cost improvement	11.5	18.2
Total capital expenditures	$34.7	$47.1
Cash flows provided by (used in) financing activities
Cash provided by financing activities in the six months ended June 30, 2024, was $33.7 million and was primarily driven by borrowings on our revolving credit facility and other borrowings of $112.3 million, partially offset by payments on our revolving credit facility of $75.2 million.
Cash used in financing activities in the six months ended June 30, 2023 was $40.1 million and was primarily driven by payments on our revolving credit facility of $144.8 million, the repurchase of common stock of $92.1 million, and tax payments related to tax withholdings on restricted stock unit vestings of $4.5 million, partially offset by borrowings on our revolving credit facility of $197.8 million.
New Accounting Guidance
Refer to Note 2 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 23 percent of our net sales in the first six months of 2024. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2024, would have decreased our net sales and income before income taxes by approximately $7.9 million or one percent, and $2.7 million or one percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2023, would have decreased our net sales and income before income taxes by approximately $7.9 million or two percent, and $2.1 million or three percent, respectively.
Interest rate risk
As of June 30, 2024, approximately $852.9 million of our borrowings include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2024, would have increased our annual interest expense by approximately $8.5 million or ten percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2023, would have increased our interest expense by approximately $8.8 million or ten percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.
Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which, excluding CTO resales, represented 16 percent and 24 percent of our condensed consolidated cost of sales for the six months ended June 30, 2024 and June 30, 2023, respectively. Raw material CTO spend was approximately $55 million and $111 million, excluding CTO resales, during the three and six months ended June 30, 2024, respectively. Comparatively, total raw material CTO spend was approximately $97 million and $140 million during the three and six months ended June 30, 2023, respectively. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the three and six months ended June 30, 2024, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend by approximately $5.5 million and $11.1 million, respectively, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the three and six months ended June 30, 2023, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend by approximately $9.7 million and $14.0 million, respectively.
Other market risks
Information about our other remaining market risks for the period ended June 30, 2024, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2023 Annual Report.
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
As of June 30, 2024, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2023 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2023 Annual Report for the quarter ended June 30, 2024.
The repositioning of our Performance Chemicals business will negatively impact the company’s net sales and may otherwise adversely affect our financial condition and results of operations during this transition period.
On November 1, 2023 and July 31, 2024, we announced a number of strategic actions designed to further reposition our Performance Chemicals reportable segment to improve the profitability and reduce the cyclicality of the company as a whole. These initiatives—including the closure of our plants in DeRidder, Louisiana and Crossett, Arkansas—will focus on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, approximately 45 percent of our industrial specialties product line historical annualized net sales.
We expect to incur aggregate charges of approximately $350 million associated with the Performance Chemicals' repositioning, consisting of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $75 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. The company expects approximately $250 million of the total charges to be non-cash. The charges the company currently expects to incur in connection with these actions, and the timing thereof, are subject to a number of assumptions and risks, and the actual results may differ materially. The company may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
These actions have, and may continue to, adversely affect the company’s financial condition and results of operations.
There may be negative impacts to our business arising out of the closure of our manufacturing facility in Crossett, Arkansas.
On July 31, 2024, we announced our plan to close our manufacturing facility in Crossett, Arkansas (the “Crossett Facility”). The anticipated timing, charges, and costs of the closure of the Crossett Facility could materially differ from our estimates if the plant closure results in adverse legal or regulatory actions, if personnel required to effect the shutdown become unavailable, or we are affected by other factors not currently contemplated.
Adverse weather conditions may impact the demand for some of our products in our road technologies product line and could negatively affect our financial condition and results of operations.
Our road technologies business is seasonal in nature, with roughly 70 to 75 percent of revenue generated between April and September each year. Adverse weather conditions, which directly affect the ability to engage in paving and/or road marking activity, have had, and going forward may have, an adverse effect on sales in the road technologies product line if such conditions result in lower customer demand due to a shortened season.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended June 30, 2024.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2024	—	$—	—	$353,384,633
May 1-31, 2024	—	$—	—	$353,384,633
June 1-30, 2024	—	$—	—	$353,384,633
Total	—		—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1+	Transition Agreement dated as of June 26, 2024 between Ingevity Corporation and Stacy L. Cozad.

10.2*†
Confidential Termination Agreement and Release, dated as of July 1, 2024, by and between GP Pine Chemicals, LLC and Ingevity Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 8, 2024).

10.3+	Offer Letter between Ingevity Corporation and Terry Dyer dated July 3, 2024

10.4+†	Severance and Change of Control Agreement between Ingevity Corporation and Terry Dyer dated July 3, 2024

10.5+	Offer Letter between Ingevity Corporation and Ryan C. Fisher dated July 3, 2024

10.6+†	Severance and Change of Control Agreement between Ingevity Corporation and Ryan C. Fisher dated July 3, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

* Incorporated by reference.
+ Management contract or compensatory plan or arrangement.
† Indicates that certain information has been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ MARY DEAN HALL
Mary Dean Hall
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 1, 2024