Form 10-Q
period 2024-09-30
Ingevity Corp
filed 2024-10-30
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,349,108 shares of common stock, $0.01 par value, outstanding at October 28, 2024.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2024	2023	2024	2023
Net sales	$376.9	$446.0	$1,107.6	$1,320.4
Cost of sales	247.0	317.0	754.8	908.0
Gross profit	129.9	129.0	352.8	412.4
Selling, general, and administrative expenses	38.7	40.0	127.3	140.3
Research and technical expenses	6.7	7.8	20.8	24.6
Restructuring and other (income) charges, net	86.9	24.6	162.8	49.4
Goodwill impairment charge	—	—	349.1	—
Acquisition-related costs	(0.1)	0.1	—	3.8
Other (income) expense, net	111.8	1.3	167.9	(13.9)
Interest expense, net	23.8	23.1	69.3	64.3
Income (loss) before income taxes	(137.9)	32.1	(544.4)	143.9
Provision (benefit) for income taxes	(30.7)	6.9	(97.5)	32.5
Net income (loss)	$(107.2)	$25.2	$(446.9)	$111.4

Per share data
Basic earnings (loss) per share	$(2.95)	$0.70	$(12.31)	$3.05
Diluted earnings (loss) per share	(2.95)	0.69	(12.31)	3.03

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net income (loss)	$(107.2)	$25.2	$(446.9)	$111.4
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	34.8	(21.4)	23.1	(6.9)
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	34.8	(21.4)	23.1	(6.9)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.4), $(0.1), $(0.5), and $(0.8)	(1.6)	(0.1)	(1.8)	(2.5)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.1, $0.3, $0.5, and $0.7	0.7	1.1	1.8	2.2
Total derivative instruments, net of tax provision (benefit) of $(0.3), $0.2, $0.0, and $(0.1)	(0.9)	1.0	—	(0.3)
Pension & other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	0.1	—	0.1	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	0.1	—	0.1	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $(0.3), $0.2, $0.0, and $(0.1)	34.0	(20.4)	23.2	(7.1)
Comprehensive income (loss)	$(73.2)	$4.8	$(423.7)	$104.3

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash and cash equivalents	$135.5	$95.9
Accounts receivable, net of allowance of $0.4 - 2024 and $1.1 - 2023	189.9	182.0
Inventories, net	261.0	308.8
Prepaid and other current assets	50.4	71.9
Current assets	636.8	658.6
Property, plant, and equipment, net	671.3	762.2
Operating lease assets, net	56.0	67.1
Goodwill	186.9	527.5
Other intangibles, net	298.6	336.1
Deferred income taxes	113.9	11.6
Restricted investment, net of allowance of $0.2 - 2024 and $0.2 - 2023	81.1	79.1
Strategic investments	87.3	99.2
Other assets	79.7	81.9
Total Assets	$2,211.6	$2,623.3
Liabilities
Accounts payable	$96.5	$158.4
Accrued expenses	116.8	72.3
Accrued payroll and employee benefits	23.9	19.9
Current operating lease liabilities	18.2	18.7
Notes payable and current maturities of long-term debt	100.7	84.4
Income taxes payable	4.7	9.2
Current liabilities	360.8	362.9
Long-term debt including finance lease obligations	1,397.6	1,382.8
Noncurrent operating lease liabilities	39.8	48.6
Deferred income taxes	65.7	70.9
Other liabilities	133.2	126.7
Total Liabilities	1,997.1	1,991.9
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2024 and 2023, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,622,219 and 43,446,513 issued and 36,345,623 and 36,233,092 outstanding at 2024 and 2023, respectively)	0.4	0.4
Additional paid-in capital	174.7	164.9
Retained earnings	555.4	1,002.3
Accumulated other comprehensive income (loss)	(3.5)	(26.7)
Treasury stock, common stock, at cost (7,276,596 shares - 2024 and 7,213,421 shares - 2023)	(512.5)	(509.5)
Total Equity	214.5	631.4
Total Liabilities and Equity	$2,211.6	$2,623.3
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2024	2023
Cash provided by (used in) operating activities:
Net income (loss)	$(446.9)	$111.4
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	83.1	92.1
Non cash operating lease costs	14.7	13.8
Deferred income taxes	(111.0)	(2.3)
Disposal/impairment of assets	1.0	12.6
Restructuring and other (income) charges, net	162.8	49.4
Loss on CTO resales	50.8	—
LIFO reserve	(12.4)	62.6
Share-based compensation	9.8	8.3
(Gain) loss on strategic investment	11.4	(19.3)
Goodwill impairment charge	349.1	—
CTO supply contract termination charges	100.0	—
Other non-cash items	9.4	20.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7.0)	6.1
Inventories, net	57.8	(118.1)
Prepaid and other current assets	8.9	(5.8)
Accounts payable	(62.4)	20.6
Accrued expenses	8.1	9.0
Accrued payroll and employee benefits	3.9	(36.7)
Income taxes	(11.8)	4.2
Restructuring and other cash outflow, net	(43.9)	(46.7)
Operating leases	(17.5)	(16.6)
CTO resales cash outflow, net	(45.0)	—
CTO supply contract termination cash outflow	(50.0)	—
Changes in other operating assets and liabilities, net	1.2	(6.6)
Net cash provided by (used in) operating activities	$64.1	$158.9
Cash provided by (used in) investing activities:
Capital expenditures	$(52.7)	$(80.6)
Proceeds from sale of strategic investment	—	31.5
Purchase of strategic investment	—	(2.4)
Other investing activities, net	1.2	(1.1)
Net cash provided by (used in) investing activities	$(51.5)	$(52.6)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$150.5	$239.5
Payments on revolving credit facility and other borrowings	(119.3)	(240.1)
Finance lease obligations, net	(0.9)	(0.6)
Tax payments related to withholdings on vested equity awards	(2.9)	(4.8)
Proceeds and withholdings from share-based compensation plans, net	—	4.7
Repurchases of common stock under publicly-announced plan	—	(92.1)
Net cash provided by (used in) financing activities	$27.4	$(93.4)
Increase (decrease) in cash, cash equivalents, and restricted cash	40.0	12.9
Effect of exchange rate changes on cash	1.6	(3.0)
Change in cash, cash equivalents, and restricted cash	41.6	9.9
Cash, cash equivalents, and restricted cash at beginning of period	111.9	84.3
Cash, cash equivalents, and restricted cash at end of period(1)	$153.5	$94.2
(1)
Includes restricted cash of $18.0 million and $9.7 million and cash and cash equivalents of $135.5 million and $84.5 million at September 30, 2024 and 2023, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$61.0	$57.9
Cash paid for income taxes, net of refunds	24.0	27.9
Purchases of property, plant, and equipment in accounts payable	2.2	6.1
Leased assets obtained in exchange for new finance lease liabilities	—	0.2
Leased assets obtained in exchange for new operating lease liabilities	5.5	26.0
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, oil production, and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
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
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”, which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Performance Materials segment	$151.1	$147.2	$453.4	$433.2
Road Technologies product line	119.0	129.7	293.8	316.4
Industrial Specialties product line	58.0	126.3	215.7	409.2
Performance Chemicals segment	$177.0	$256.0	$509.5	$725.6
Advanced Polymer Technologies segment	$48.8	$42.8	$144.7	$161.6
Net sales	$376.9	$446.0	$1,107.6	$1,320.4
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
North America	$228.0	$292.4	$666.3	$854.3
Asia Pacific	86.5	92.4	251.6	264.3
Europe, Middle East, and Africa	45.4	48.6	149.0	167.6
South America	17.0	12.6	40.7	34.2
Net sales	$376.9	$446.0	$1,107.6	$1,320.4
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
The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	September 30,
In millions	2024	2023
Beginning balance	$11.2	$6.4
Contract asset additions	10.1	13.2
Reclassification to accounts receivable, billed to customers	(13.8)	(11.7)
Ending balance (1)	$7.5	$7.9
______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2024
Assets:
Deferred compensation plan investments (4)	$3.7	$—	$—	$3.7
Total assets	$3.7	$—	$—	$3.7
Liabilities:
Deferred compensation arrangement (4)	$16.3	$—	$—	$16.3
Total liabilities	$16.3	$—	$—	$16.3

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2023
Assets:
Deferred compensation plan investments (4)	$3.0	$—	$—	$3.0
Total assets	$3.0	$—	$—	$3.0
Liabilities:
Deferred compensation arrangement (4)	$15.5	$—	$—	$15.5
Total liabilities	$15.5	$—	$—	$15.5
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $16.7 million and $14.9 million at September 30, 2024 and December 31, 2023, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended September 30, 2024, and December 31, 2023.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.4 million and $16.0 million at September 30, 2024 and December 31, 2023, respectively. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we had approximately $5.6 million of unfunded commitments, associated with a venture capital fund investment accounted for under the equity method of accounting, which we anticipate will be paid over a period of 10 years from the date of the investment.
During the first quarter of 2023, we sold a strategic equity method investment for $31.5 million, resulting in a $19.3 million gain, recorded within "Other (income) expense, net" on the condensed consolidated statements of operations. We recognized an additional $0.1 million gain associated with the equity method investment sale during the second quarter of 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $71.9 million and $83.2 million at September 30, 2024 and December 31, 2023, respectively. During the first and third quarters of 2024, the company identified triggering events indicating that investments being accounted for under the measurement alternative may be impaired. For the three and nine months ended September 30, 2024, the company recognized an impairment of $6.7 million and $11.5 million, respectively, recorded in Other (income) expense, net on the condensed consolidated statements of operations.
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
At September 30, 2024 and December 31, 2023, the carrying value of our restricted investment was $81.1 million and $79.1 million, net of an allowance for credit losses of $0.2 million and $0.2 million, and included restricted cash of $17.5 million and $15.4 million, respectively. The fair value at September 30, 2024 and December 31, 2023 was $79.8 million and $76.7 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
September 30, 2024	$13.3	10.3	13.2	17.0	10.0	$63.8
December 31, 2023	$13.3	10.4	13.2	17.0	10.0	$63.9
Debt and Finance Lease Obligations
At September 30, 2024 and December 31, 2023, the carrying value of finance lease obligations was $100.3 million and $101.1 million, respectively, and the fair value was $104.0 million and $105.7 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site, is based on the period-end quoted market prices for the obligation, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value, excluding debt issuance fees, of our variable interest rate debt was $851.6 million and $821.4 million as of September 30, 2024 and December 31, 2023, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At September 30, 2024 and December 31, 2023, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $516.9 million and $494.6 million, respectively, based on Level 2 inputs.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 5: Inventories, net

In millions	September 30, 2024	December 31, 2023
Raw materials	$106.8	$128.3
Production materials, stores, and supplies	25.1	26.0
Finished and in-process goods	217.5	255.2
Subtotal	$349.4	$409.5
Less: LIFO reserve	(88.4)	(100.7)
Inventories, net	$261.0	$308.8

Note 6: Property, Plant, and Equipment, net

In millions	September 30, 2024	December 31, 2023
Machinery and equipment	$1,287.8	$1,244.6
Buildings and leasehold improvements	222.6	217.4
Land and land improvements	26.3	26.3
Construction in progress	82.4	92.8
Total cost	$1,619.1	$1,581.1
Less: accumulated depreciation (1)	(947.8)	(818.9)
Property, plant, and equipment, net	$671.3	$762.2
_______________
(1) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the depreciation of certain property, plant and equipment assets. This resulted in $59.2 million and $92.6 million of additional expense for the three and nine months ended September 30, 2024, respectively, which is included in Restructuring and other (income) charges, net within the condensed consolidated statements of operations.
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
December 31, 2023	$4.3	$349.4	$173.8	$527.5
Goodwill impairment charge	—	(349.1)	—	(349.1)
Foreign currency translation	—	(0.3)	8.8	8.5
September 30, 2024	$4.3	$—	$182.6	$186.9
Annual Goodwill Test
We conduct a required annual review of goodwill for potential impairment at October 1st, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals, and Advanced Polymer Technologies ("APT"). If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired.
During the second quarter of 2024, as further described below under the section titled: Goodwill Impairment Charge, we recorded a full impairment of our Performance Chemicals reporting unit goodwill. The remaining balance of our goodwill, as disclosed in the table above, is primarily related to our APT reporting unit. There have been no events or changes in circumstances during the third quarter that have required interim testing of our goodwill for impairment.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

We are currently testing our remaining goodwill balance as part of our required annual October 1st goodwill impairment testing. The preliminary results have calculated that our APT reporting unit headroom, defined as the percentage difference between the fair value of a reporting unit and its carrying value, is between 10 and 15 percent. Since the fair value of our APT reporting unit is higher than the carrying value, we have concluded that no impairment to goodwill is necessary. Our analysis includes significant assumptions such as revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.
Goodwill Impairment Charge
Beginning in fiscal year 2023, we began to see depressed volumes in our industrial end markets, constraining our ability to offset the continued crude tall oil (“CTO”) price inflation we were experiencing, and negatively impacting earnings and cash flow within our Performance Chemicals reporting unit, particularly in our industrial specialties product line. As a result, we concluded that a triggering event occurred in the third quarter of 2023. Our third quarter 2023 impairment analysis included significant assumptions, such as the execution of several measures in 2023 to pursue greater cost efficiency, including a reorganization to streamline certain functions and reduce ongoing costs, and expectations of decreased CTO costs beginning in the second half of 2024. We concluded that no impairment was necessary as a result of that third quarter 2023 interim analysis or at our annual impairment test, dated October 1, 2023.
During the second quarter of 2024, our supplier provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals reporting unit. We performed an analysis of the reporting unit’s goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rate, EBITDA margin, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.
Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, the company concluded that the carrying amount of the Performance Chemicals reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $349.1 million, which represents all of the goodwill within the Performance Chemicals' reportable segment. The charge was recorded within “Goodwill impairment charge” on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2023	$396.5	$92.6	$91.7	$580.8
Retirements (2)	(129.0)	—	(1.9)	(130.9)
Foreign currency translation	7.9	3.3	3.3	14.5
September 30, 2024	$275.4	$95.9	$93.1	$464.4
Accumulated Amortization
December 31, 2023	$(179.4)	$(30.3)	$(35.0)	$(244.7)
Amortization (3)	(35.1)	(4.2)	(7.5)	(46.8)
Retirements (2)	129.0	—	1.9	130.9
Foreign currency translation	(2.6)	(1.0)	(1.6)	(5.2)
September 30, 2024	$(88.1)	$(35.5)	$(42.2)	$(165.8)
Other intangibles, net	$187.3	$60.4	$50.9	$298.6
_______________
(1) Represents trademarks, trade names, and know-how.
(2) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we retired certain customer contracts and relationships, and developed technology finite-lived intangible assets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

(3) As a result of the Performance Chemicals' repositioning, as further described in Note 11, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets. This resulted in zero and $22.1 million of additional expense for the three and nine months ended September 30, 2024, respectively, and $37.4 million of additional expenses for the twelve months ended December 31, 2023, which is included in Restructuring and other (income) charges, net within the condensed consolidated statements of operations.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	September 30, 2024	December 31, 2023
Performance Materials	$1.3	$1.5
Performance Chemicals	105.2	137.5
Advanced Polymer Technologies	192.1	197.1
Other intangibles, net	$298.6	$336.1
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Selling, general, and administrative expenses	$7.7	$10.5	$24.7	$31.4
Restructuring and other (income) charges, net (1)	—	—	22.1	—
Total amortization expense	$7.7	$10.5	$46.8	$31.4
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $7.5 million for the remainder of 2024, 2025 - $30.0 million, 2026 - $29.3 million, 2027 - $29.3 million, and 2028 - $29.3 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of September 30, 2024, there were $2.9 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of zero at September 30, 2024 and December 31, 2023.
Commodity Price Risk Management
As of September 30, 2024, we had 1.6 million and 0.4 million mm BTUS (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity swap contracts and zero cost collar option contracts, respectively, designated as cash flow hedges. As of September 30, 2024, open commodity contracts hedge forecasted transactions until December 2025. The fair value of the outstanding designated natural gas commodity hedge contracts as of September 30, 2024 and December 31, 2023, was a net asset (liability) of $(0.1) million and $(0.9) million, respectively.
Interest Rate Risk Management
During the three months ended September 30, 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing Secured Overnight Financing Rate ("SOFR") based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(1.7) million and zero at September 30, 2024 and December 31, 2023, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Effect of Cash Flow Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$—	$0.1	$—	$(0.2)	Net sales
Natural gas contracts	(0.3)	(0.3)	(0.8)	(1.2)	Cost of sales
Interest rate swap contracts	(1.7)	—	—	—	Interest expense, net
Total	$(2.0)	$(0.2)	$(0.8)	$(1.4)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$0.1	$—	$—	$(0.7)	Net sales
Natural gas contracts	(0.7)	(3.3)	(2.3)	(2.2)	Cost of sales
Interest rate swap contracts	(1.7)	—	—	—	Interest expense, net
Total	$(2.3)	$(3.3)	$(2.3)	$(2.9)
Within the next twelve months, we expect to reclassify $0.3 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of September 30, 2024, or December 31, 2023.

	September 30, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.1	$—	$0.1
Natural gas contracts (4)	—	0.1	—	0.1
Total assets	$—	$0.2	$—	$0.2
Liabilities:
Currency exchange contracts (5)	$—	$0.1	$—	$0.1
Natural gas contracts (5)	—	0.2	—	0.2
Interest rate swap contracts (6)	—	1.7	—	1.7
Total liabilities	$—	$2.0	$—	$2.0

	December 31, 2023
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.9	$—	$0.9
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$1.4	$—	$1.4
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
(5) Included within "Accrued expenses" on the condensed consolidated balance sheets.
(6) Included within "Other liabilities" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	September 30, 2024	December 31, 2023
Revolving Credit Facility and other lines of credit (1)(2)	$752.9	$738.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	100.3	101.1
Accounts receivable securitization (4)	97.5	81.3
Other notes payable	2.1	2.1
Total debt including finance lease obligations	$1,502.8	$1,472.5
Less: debt issuance costs	4.5	5.3
Total debt, including finance lease obligations, net of debt issuance costs	$1,498.3	$1,467.2
Less: debt maturing within one year (5)	100.7	84.4
Long-term debt including finance lease obligations	$1,397.6	$1,382.8
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.6 million and $2.5 million and available funds under the facility were $244.4 million and $259.5 million at September 30, 2024 and December 31, 2023, respectively.
(2) The weighted average interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 6.80 percent and 6.36 percent for the period ended September 30, 2024 and December 31, 2023, respectively.
(3) As of September 30, 2024 and December 31, 2023, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $81.1 million and $79.1 million as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The interest rate associated with our accounts receivable securitization program was 5.47 percent and 5.61 percent for the period ended September 30, 2024 and December 31, 2023, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of September 30, 2024.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended September 30, 2024 was 3.0, and our actual interest coverage for the four consecutive quarters ended September 30, 2024 was 5.0. We were in compliance with all covenants under the credit agreement at September 30, 2024.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2023	43,447	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Common stock issued	139	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.3	—	—	—	4.3
Balance at March 31, 2024	43,585	$0.4	$169.2	$946.3	$(35.6)	$(512.1)	$568.2
Net income (loss)	—	—	—	(283.7)	—	—	(283.7)
Other comprehensive income (loss)	—	—	—	—	(1.9)	—	(1.9)
Common stock issued	20	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation plans	—	—	2.4	—	—	—	2.4
Balance at June 30, 2024	43,606	$0.4	$171.6	$662.6	$(37.5)	$(512.3)	$284.8
Net income (loss)	—	—	—	(107.2)	—	—	(107.2)
Other comprehensive income (loss)	—	—	—	—	34.0	—	34.0
Common stock issued	17	—	—	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share repurchase program	—	—	—	—	—	—	—
Share-based compensation plans	—	—	3.1	—	—	—	3.1
Balance at September 30, 2024	43,622	$0.4	$174.7	$555.4	$(3.5)	$(512.5)	$214.5

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Foreign currency translation
Beginning balance	$(37.3)	$(31.3)	$(25.6)	$(45.8)
Net gains (losses) on foreign currency translation	34.8	(21.4)	23.1	(6.9)
Other comprehensive income (loss), net of tax	34.8	(21.4)	23.1	(6.9)
Ending balance	$(2.5)	$(52.7)	$(2.5)	$(52.7)

Derivative instruments
Beginning balance	$(0.7)	$(2.7)	$(1.6)	$(1.4)
Gains (losses) on derivative instruments	(2.0)	(0.2)	(2.3)	(3.3)
Less: tax provision (benefit)	(0.4)	(0.1)	(0.5)	(0.8)
Net gains (losses) on derivative instruments	(1.6)	(0.1)	(1.8)	(2.5)
(Gains) losses reclassified to net income	0.8	1.4	2.3	2.9
Less: tax (provision) benefit	0.1	0.3	0.5	0.7
Net (gains) losses reclassified to net income	0.7	1.1	1.8	2.2
Other comprehensive income (loss), net of tax	(0.9)	1.0	—	(0.3)
Ending balance	$(1.6)	$(1.7)	$(1.6)	$(1.7)

Pension and other postretirement benefits
Beginning balance	$0.5	$0.5	$0.5	$0.4
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	0.1	—	0.1	0.1
Other comprehensive income (loss), net of tax	0.1	—	0.1	0.1
Ending balance	$0.6	$0.5	$0.6	$0.5

Total AOCI ending balance at September 30	$(3.5)	$(53.9)	$(3.5)	$(53.9)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Derivative instruments
Currency exchange contracts (1)	$—	$(0.2)	$—	$(0.7)
Natural gas contracts (2)	(0.8)	(1.2)	(2.3)	(2.2)
Total before tax	(0.8)	(1.4)	(2.3)	(2.9)
(Provision) benefit for income taxes	0.1	0.3	0.5	0.7
Amount included in net income (loss)	$(0.7)	$(1.1)	$(1.8)	$(2.2)

Pension and other post retirement benefits
Amortization of prior service costs (2)	$(0.1)	$—	$(0.1)	$(0.1)
Total before tax	(0.1)	—	(0.1)	(0.1)
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$(0.1)	$—	$(0.1)	$(0.1)
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
During the three and nine months ended September 30, 2024, we repurchased no common stock. At September 30, 2024, $353.4 million remained unused under the 2022 Authorization.
During the three and nine months ended September 30, 2023, we repurchased zero and $92.1 million, inclusive of $0.8 million excise tax, in common stock, representing zero and 1,269,373 shares of our common stock at a weighted average cost per share of zero and $71.93, respectively.

Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Restructuring charges	$85.6	$1.5	$157.9	$11.6
Other (income) charges, net	1.3	23.1	4.9	37.8
Total Restructuring and other (income) charges, net	$86.9	$24.6	$162.8	$49.4

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$5.1	$15.5	$65.0	$85.6
Three Months Ended September 30, 2024	$5.1	$15.5	$65.0	$85.6
Other	$1.5	$—	$—	$1.5
Three Months Ended September 30, 2023	$1.5	$—	$—	$1.5

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals' repositioning	$8.2	$27.9	$121.8	$157.9
Nine Months Ended September 30, 2024	$8.2	$27.9	$121.8	$157.9
Other	$8.9	$0.1	$2.6	$11.6
Nine Months Ended September 30, 2023	$8.9	$0.1	$2.6	$11.6
_______________
(1) Primarily represents costs associated with CTO supply contract terminations, plant and equipment decommissioning charges and other miscellaneous exit costs.
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

Performance Chemicals' Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-CTO based fatty acids. This initiative focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative included the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the APT reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
Additionally, in July 2024, we announced plans to transition the refining of oleo-based products manufactured for our Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. This action included the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. We ceased production at the Crossett Facility in the third quarter of 2024.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2023 and 2024, resulted in the reduction of Ingevity's global workforce by 23 percent. Specific to Performance Chemicals, the reduction represented approximately 40 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $350 million associated with the Performance Chemicals' repositioning. This is an increase of approximately $100 million from prior expectations due to the closure of the Crossett Facility. Total expected charges now consist of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $75 million in other restructuring costs, including decommissioning, dismantling and removal charges, and CTO supply contract termination costs. Through September 30, 2024,

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

we have incurred $297.0 million associated with these actions, including $250.8 million of non-cash asset-related charges and $46.2 million of charges to be settled in cash. As of September 30, 2024, $41.0 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $100 million of cash charges, including approximately $10-$15 million during the fourth quarter of 2024 and approximately $20-$25 million during 2025.
Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded $3.8 million and $6.3 million of non-cash, lower of cost or market, inventory charges during the three and nine months ended September 30, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statements of operations.
CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated under an existing CTO supply contract to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and nine months ended September 30, 2024, we have incurred $0.8 million and $50.8 million, respectively, of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statements of operations.
As of July 1, 2024, we terminated the CTO supply contract that resulted in these excess CTO volumes. As consideration for the termination of the CTO supply contract, we made a cash payment in the amount of $50.0 million on July 1, 2024, and an additional cash payment in the amount of $50.0 million in early October, 2024. The total charge of $100.0 million was recorded within Other (income) expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2024. As a result of the termination of this supply contract, the purchases under the CTO supply contract ended effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024 and to incur no more than $5.0 million in additional costs as we liquidate the excess CTO volumes on hand as of September 30, 2024.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Other (income) charges, net
Alternative feedstock transition
In April 2023, we implemented the feedstock transition of the Crossett Facility. This transition converted the Crossett Facility from a CTO-based feedstock production facility to produce fatty acids from alternative plant-based feedstocks. During the three and nine months ended September 30, 2024, we incurred charges of zero. During the three and nine months ended September 30, 2023, we incurred charges of $11.8 million and $18.4 million, respectively.
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three and nine months ended September 30, 2024, we incurred charges of $1.3 million and $4.9 million, respectively. During the three and nine months ended September 30, 2023, we incurred charges of $9.8 million and $12.7 million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Business transformation costs
Our enterprise resource planning tool implementation and associated business transformation initiative concluded in the fourth quarter of 2023. During the three and nine months ended September 30, 2024, we incurred charges of zero. During the three and nine months ended September 30, 2023, we incurred charges of $1.5 million and $6.7 million, respectively.
Restructuring and Other (Income) Charges, net Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals' repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2023 (1)	Reserve (2)	Payments	Other (3)	9/30/2024 (1)
Performance Chemicals' repositioning
Severance and other employee-related costs	$7.3	8.2	(11.1)	(0.1)	$4.3
Other charges (income)	0.9	27.9	(27.9)	—	0.9
Restructuring	8.2	36.1	(39.0)	(0.1)	5.2
Other (income) charges, net	—	4.9	(4.9)	—	—
Restructuring and Other (income) charges, net reserves	$8.2	41.0	(43.9)	(0.1)	$5.2
_______________
(1) Included in "Accrued expenses" on the condensed consolidated balance sheets.
(2) Includes severance and other employee-related costs, exited leases, CTO supply contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
(3) Primarily foreign currency translation adjustments.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	22.3%	21.5%	17.9%	22.6%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended September 30,
	2024			2023
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(137.9)	$(30.7)	22.3%	$32.1	$6.9	21.5%
Discrete items:
Restructuring and other (income) charges, net (1)	89.4	21.1		1.5	0.4
(Gain) loss on strategic investments (2)	6.7	1.6		(0.1)	—
Goodwill impairment (3)	—	—		—	—
Other tax only discrete items	—	7.0		—	2.3
Total discrete items	96.1	29.7		1.4	2.7
Consolidated operations, before discrete items	$(41.8)	$(1.0)		$33.5	$9.6
EAETR (4)			2.6%			28.7%

	Nine Months Ended September 30,
	2024			2023
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(544.4)	$(97.5)	17.9%	$143.9	$32.5	22.6%
Discrete items:
Restructuring and other (income) charges, net (1)	164.2	38.6		8.9	2.1
(Gain) loss on strategic investments (2)	11.4	2.7		(19.3)	(4.5)
Goodwill impairment (3)	349.1	57.0		—	—
Other tax only discrete items	—	5.6		—	2.8
Total discrete items	524.7	103.9		(10.4)	0.4
Consolidated operations, before discrete items	$(19.7)	$6.4		$133.5	$32.9
EAETR (5)			(33.0)%			24.6%
_______________
(1) See Note 14 for further information.
(2) See Note 4 for further information.
(3) See Note 7 for further information.
(4) Decrease in EAETR for the three months ended September 30, 2024, as compared to September 30, 2023, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, most notably in the U.S. While consolidated operations before discrete items are expected to be in overall losses driven by expenses incurred in the U.S., tax impacts from profitable foreign operations exceed the overall tax benefit incurred in the U.S., resulting in a large reduction to the three months ended September 30, 2024 EAETR. The EAETR tax percentage shown may not precisely recalculate due to rounding.
(5) Specific to the nine months ended September 30, 2024, while consolidated operations before discrete items are expected to be in overall losses driven by expenses incurred in the U.S., tax impacts from profitable foreign operations exceed the overall tax benefit incurred in the U.S., creating a negative EAETR. The EAETR tax percentage shown may not precisely recalculate due to rounding.
At September 30, 2024 and December 31, 2023, we had deferred tax assets of $10.9 million and $11.1 million, respectively, resulting from certain historical net operating losses from our Brazil and China operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2024, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two’s intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, ten of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the nine months ended September 30, 2024.

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
As of September 30, 2024, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2023. The full amount of the trebled jury's verdict, $85.0 million, is accrued in Other liabilities on the condensed consolidated balance sheets as of September 30, 2024 and the charge was included within Other (income) expense, net on the condensed consolidated statements of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 14: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net sales
Performance Materials	$151.1	$147.2	$453.4	$433.2
Performance Chemicals	177.0	256.0	509.5	725.6
Advanced Polymer Technologies	48.8	42.8	144.7	161.6
Total net sales (1)	$376.9	$446.0	$1,107.6	$1,320.4

Segment EBITDA (2)
Performance Materials	$80.6	$74.5	$240.8	$208.5
Performance Chemicals	19.8	24.7	18.5	89.9
Advanced Polymer Technologies	9.8	11.2	29.1	36.6
Total Segment EBITDA (2)	$110.2	$110.4	$288.4	$335.0
Interest expense, net	(23.8)	(23.1)	(69.3)	(64.3)
(Provision) benefit for income taxes	30.7	(6.9)	97.5	(32.5)
Depreciation and amortization - Performance Materials	(9.7)	(9.5)	(29.0)	(28.7)
Depreciation and amortization - Performance Chemicals	(8.6)	(13.2)	(31.1)	(40.0)
Depreciation and amortization - Advanced Polymer Technologies	(7.9)	(7.9)	(23.0)	(23.4)
Restructuring and other income (charges), net (3)	(86.9)	(24.6)	(162.8)	(49.4)
Goodwill impairment charge (4)	—	—	(349.1)	—
Acquisition and other-related income (costs), net (5)	0.1	(0.1)	—	(4.6)
Inventory charges (6)	(3.8)	—	(6.3)	—
Loss on CTO resales (7)	(0.8)	—	(50.8)	—
CTO supply contract termination charges (7)	(100.0)	—	(100.0)	—
Gain (loss) on strategic investments (8)	(6.7)	0.1	(11.4)	19.3
Net income (loss)	$(107.2)	$25.2	$(446.9)	$111.4
_______________
(1) Relates to external customers only, all intersegment sales and related profit have been eliminated in consolidation.
(2) Segment EBITDA is the primary measure used by our chief operating decision maker ("CODM") to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), gain (loss) on strategic investments, loss on CTO resales, CTO supply contract termination charges, and pension and postretirement settlement and curtailment income (charges), net.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Performance Materials	$0.6	$1.3	$0.7	$7.5
Performance Chemicals	86.1	22.9	162.0	39.6
Advanced Polymer Technologies	0.2	0.4	0.1	2.3
Restructuring and other (income) charges, net	$86.9	$24.6	$162.8	$49.4
(4) For the three and nine months ended September 30, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 7 for more information.
(5) Charges represent (gains) losses incurred to complete and integrate acquisitions and other strategic investments. Charges may include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments. For the three and nine months ended September 30, 2024 and 2023, charges relate to the Performance Chemicals reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Legal and professional service fees	$(0.1)	$0.1	$—	$3.8
Acquisition-related (income) costs	$(0.1)	$0.1	$—	$3.8
Inventory fair value step-up amortization (1)	—	—	—	0.8
Acquisition and other-related (income) charges	$(0.1)	$0.1	$—	$4.6
_________________
(1) Included in Cost of sales on the condensed consolidated statements of operations.
(6) For the three and nine months ended September 30, 2024, inventory charges represent lower of cost or market charges associated with the Performance Chemicals’ repositioning. These charges were not allocated in the measurement of Performance Chemicals reportable segment profitability used by our CODM. Amounts are included in Cost of sales on the condensed consolidated statements of operations.
(7) For the three and nine months ended September 30, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 11 for more information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Performance Materials	$—	$(0.1)	$(0.1)	$(19.3)
Performance Chemicals	4.5	—	9.3	—
Advanced Polymer Technologies	2.2	—	2.2	—
(Gain) loss on strategic investments	$6.7	$(0.1)	$11.4	$(19.3)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited)

Note 15: Earnings (Loss) per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (except share and per share data)	2024	2023	2024	2023
Net income (loss)	$(107.2)	$25.2	$(446.9)	$111.4

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$(2.95)	$0.70	$(12.31)	$3.05
Diluted earnings (loss) per share	(2.95)	0.69	(12.31)	3.03

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,345	36,225	36,315	36,585
Weighted average additional shares assuming conversion of potential common shares	—	162	—	226
Shares - diluted basis (1)	36,345	36,387	36,315	36,811
_______________
(1) For the three and nine months ended September 30, 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Average number of potential common shares - antidilutive	250	491	250	400

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
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2023 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•the anticipated timing, charges and costs of the Performance Chemicals manufacturing consolidation and closures of our Crossett, Arkansas and DeRidder, Louisiana plants may differ materially from our estimates due to events that may occur as a result of, or in connection with, such consolidation or plant closures;
•the anticipated timing, charges and costs associated with the repositioning of our Performance Chemicals reportable segment and crude tall oil (“CTO”) resales may differ materially from our estimates due to events that may occur as a result of, or in connection with, such actions;
•we may be adversely affected by general global economic, geopolitical, and financial conditions beyond our control, including inflation, the Russia-Ukraine war, and the conflict in the Middle East;
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
Overview
Ingevity Corporation provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including adhesives, agrochemicals, asphalt paving, bioplastics, coatings, elastomers, lubricants, pavement markings, oil production, and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
Recent Developments and Updates
Interest Rate Risk Management
During the three months ended September 30, 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing Secured Overnight Financing Rate ("SOFR") based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(1.7) million and zero at September 30, 2024 and December 31, 2023, respectively.
Measurement Alternative Investments
During the first and third quarters of 2024, the company identified triggering events indicating that investments being accounted for under the measurement alternative may be impaired. For the three and nine months ended September 30, 2024, the company recognized an impairment of $6.7 million and $11.5 million, respectively, recorded in Other (income) expense, net on the condensed consolidated statements of operations.

Annual Goodwill Test
We conduct a required annual review of goodwill for potential impairment at October 1st, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals, and Advanced Polymer Technologies ("APT"). If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired.
During the second quarter of 2024, we recorded a full impairment of our Performance Chemicals reporting unit goodwill. The remaining balance of our goodwill, is primarily related to our APT reporting unit. There have been no events or changes in circumstances during the third quarter that have required interim testing of our goodwill for impairment.
We are currently testing our remaining goodwill balance as part of our required annual October 1st goodwill impairment testing. The preliminary results have calculated that our APT reporting unit headroom, defined as the percentage difference between the fair value of a reporting unit and its carrying value, is between 10 and 15 percent. Since the fair value of our APT reporting unit is higher than the carrying value, we have concluded that no impairment to goodwill is necessary. Our analysis includes significant assumptions such as revenue growth rate, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.
The below table shows how changes in certain significant assumptions utilized in our preliminary annual goodwill testing, specific to our APT reporting unit, impacts the calculated headroom.

Advanced Polymer Technologies Reporting Unit - Headroom Sensitivity Analysis
	Reporting Unit Fair Value	Revenue Growth Rate declines by 100 Bps	EBITDA Margin declines by 100 Bps	Discount Rate increases by 100 Bps
Preliminary Headroom	10 - 15%	3 - 8%	3 - 8%	(3) - 2%
Performance Chemicals' Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals' product lines, such as road technologies, and accelerate our transition to non-CTO based fatty acids. This initiative focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. This initiative included the permanent closure of our Performance Chemicals' CTO refinery and the closure of our manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the APT reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals’ repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
Additionally, in July 2024, we announced plans to transition the refining of oleo-based products manufactured for our Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. This action included the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. We ceased production at the Crossett Facility in the third quarter of 2024.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2023 and 2024, resulted in the reduction of Ingevity's global workforce by 23 percent. Specific to Performance Chemicals, the reduction represented approximately 40 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $350 million associated with the Performance Chemicals' repositioning. This is an increase of approximately $100 million from prior expectations due to the closure of the Crossett Facility. Total expected charges now consist of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $75 million in other restructuring costs, including decommissioning, dismantling and removal charges, and CTO supply contract termination costs. Through September 30, 2024, we have incurred $297.0 million associated with these actions, including $250.8 million of non-cash asset-related charges and $46.2 million of charges to be settled in cash. As of September 30, 2024, $41.0 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $100 million of cash charges, including approximately $10-$15 million during the fourth quarter of 2024 and approximately $20-$25 million during 2025.
Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded $3.8 million and $6.3 million of non-cash, lower of cost or market, inventory charges during the three and nine months ended September 30, 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to Cost of sales on the condensed consolidated statements of operations.
CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated under an existing CTO supply contract to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and nine months ended September 30, 2024, we have incurred $0.8 million and $50.8 million, respectively, of CTO resale losses, which are recorded as Other (income) expense, net on the condensed consolidated statements of operations.
As of July 1, 2024, we terminated the CTO supply contract that resulted in these excess CTO volumes. As consideration for the termination of the CTO supply contract, we made a cash payment in the amount of $50.0 million on July 1, 2024 and an additional cash payment in the amount of $50.0 million. The total charge of $100.0 million was recorded within Other (income) expense, net on the condensed consolidated statements of operations for the nine months ended September 30, 2024. As a result of the termination of this supply contract, the purchases under the CTO supply contract ended effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024 and to incur no more than $5.0 million in additional costs as we liquidate the excess CTO resale volumes on hand as of September 30, 2024.
Expected Savings and Impact
The Performance Chemicals' repositioning is focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales, and as such, we expect annualized net sales to decrease accordingly. The annualized cash savings we expect to realize from these actions are approximately $95 million to $110 million of which $65 million to $75 million we expect to realize in 2024. These cash savings will be derived from headcount reductions, plant operating efficiencies, and reduced supply chain costs. In addition to the cash savings, annualized depreciation and intangible amortization expense related to asset charges taken through this initiative will decline by approximately $15 million and $17 million, respectively, of which we expect to realize approximately $10 million and $12 million in 2024, respectively.
Collectively, these savings are expected to be realized in the following financial statement captions: 70-80 percent in Cost of sales, 15-25 percent in Selling, general, and administrative expenses, and ~5 percent in Research and technical expenses, all presented on our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we realized cash savings of approximately $18 million and $60 million, including $14 million and $46 million in Cost of sales, $3 million and $11 million in Selling, general, and administrative expenses, and $1 million and $3 million in Research and technical expenses, respectively.
The charges we currently expect to incur and the savings we expect to obtain in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net sales	$376.9	$446.0	$1,107.6	$1,320.4
Cost of sales	247.0	317.0	754.8	908.0
Gross profit	129.9	129.0	352.8	412.4
Selling, general, and administrative expenses	38.7	40.0	127.3	140.3
Research and technical expenses	6.7	7.8	20.8	24.6
Restructuring and other (income) charges, net	86.9	24.6	162.8	49.4
Goodwill impairment charge	—	—	349.1	—
Acquisition-related costs	(0.1)	0.1	—	3.8
Other (income) expense, net	111.8	1.3	167.9	(13.9)
Interest expense, net	23.8	23.1	69.3	64.3
Income (loss) before income taxes	(137.9)	32.1	(544.4)	143.9
Provision (benefit) for income taxes	(30.7)	6.9	(97.5)	32.5
Net income (loss)	$(107.2)	$25.2	$(446.9)	$111.4
Net sales
The table below shows the 2024 Net sales and variances from 2023:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended September 30, 2024 vs. 2023	$446.0	(68.7)	0.4	(0.8)	$376.9
Nine months ended September 30, 2024 vs. 2023	$1,320.4	(199.9)	(5.2)	(7.7)	$1,107.6
Q3 2024 Performance Summary
The Net sales decrease was driven primarily by the Performance Chemicals' industrial specialties product line due to repositioning actions which included the focus on reducing exposure to lower margin end-use markets and therefore reduced sales during the quarter by approximately $51 million. Also contributing to the lower sales was unfavorable weather in key North American regions impacting our road technologies product line and continued weakness in certain industrial end markets that negatively impacted sales in our industrial specialties product line, slightly offset by an increase in our Advanced Polymer Technologies and Performance Materials reportable segments.
Three Months Ended September 30, 2024 vs. 2023
The Net sales decrease of $69.1 million in 2024 was driven by volume declines of $68.7 million (15 percent), primarily in our Performance Chemicals reportable segment, and unfavorable foreign currency exchange of $0.8 million (zero percent). This was partially offset by favorable pricing and sales composition (mix) of $0.4 million (zero percent).
Nine Months Ended September 30, 2024 vs. 2023
The Net sales decrease of $212.8 million in 2024 was driven by volume declines of $199.9 million (15 percent), primarily in our Performance Chemicals reportable segment. Unfavorable pricing and sales composition (mix) of $5.2 million (zero percent) and unfavorable foreign currency exchange of $7.7 million (one percent) also contributed to the decline in Net sales.

Gross Profit
Three Months Ended September 30, 2024 vs. 2023
Gross profit increase of $0.9 million was driven primarily by decreased manufacturing costs of $2.8 million, driven by lower input costs in Performance Materials and higher throughput in APT, partially offset by higher CTO costs in Performance Chemicals. The increase was partially offset by unfavorable sales volume of $0.5 million in our Performance Chemicals industrial specialties product line, unfavorable pricing and sales composition (mix) of $0.5 million, primarily in our APT reportable segment, and unfavorable foreign currency exchange of $0.9 million. Gross profit includes the realized savings of $14.0 million from the Performance Chemicals repositioning actions initiated in 2023. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Nine Months Ended September 30, 2024 vs. 2023
Gross profit decrease of $59.6 million was driven primarily by unfavorable sales volume of $27.7 million in our Performance Chemicals industrial specialties product line, and increased manufacturing costs of $22.5 million, mainly driven by higher CTO costs in Performance Chemicals which were partially offset by lower input costs in Performance Materials and higher throughput in APT. The decrease was further driven by unfavorable pricing and sales composition (mix) of $7.9 million primarily within our APT reportable segment, and unfavorable foreign currency exchange of $1.5 million. Gross profit includes the realized savings of $46.0 million from the Performance Chemicals repositioning actions initiated in 2023. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general and administrative expenses
Three Months Ended September 30, 2024 vs. 2023
Selling, general and administrative expenses ("SG&A") were $38.7 million (10 percent of Net sales) and $40.0 million (nine percent of Net sales) for the three months ended September 30, 2024 and 2023, respectively. Overall, SG&A decreased by approximately $1.3 million or three percent. Our Performance Chemicals' repositioning actions resulted in non-cash reduction of intangible amortization expense of $3.5 million and $3.0 million in cash savings. These combined savings were partially offset by increased spending on commercial activities of $0.4 million and $4.8 million of higher variable incentive compensation, driven by adjustments recognized in the three months ended September 30, 2023, that did not repeat in 2024.
Nine Months Ended September 30, 2024 vs. 2023
SG&A was $127.3 million (11 percent of Net sales) and $140.3 million (11 percent of Net sales) for the nine months ended September 30, 2024 and 2023, respectively. Overall, SG&A decreased by $13.0 million or nine percent driven by our Performance Chemicals' repositioning actions that reduced non-cash intangible amortization expense by $8.6 million and included $11.0 million in cash savings. These combined savings were partially offset by increased spending on commercial activities of $1.1 million and $5.5 million of higher variable incentive compensation, driven by adjustments recognized in 2023 that did not repeat in 2024.
Research and technical expenses
Three Months Ended September 30, 2024 vs. 2023
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, increasing to 1.8 percent from 1.7 percent for the three months ended September 30, 2024 and 2023, respectively. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expense decreased by $1.1 million, which included approximately $1.0 million realized from the Performance Chemicals repositioning actions initiated in 2023.
Nine Months Ended September 30, 2024 vs. 2023
Research and technical expenses as a percentage of Net sales remained consistent period over period, at 1.9 percent and 1.9 percent for the nine months ended September 30, 2024 and 2023, respectively. Included in the overall $3.8 million decrease is approximately $3.0 million realized from the Performance Chemicals repositioning actions initiated in 2023.

Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2024 vs. 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Work force reductions and other	$—	$1.5	$—	$11.6
Performance Chemicals' repositioning	85.6	—	157.9	—
Restructuring charges	$85.6	$1.5	$157.9	$11.6
Alternative feedstock transition	—	11.8	—	18.4
North Charleston plant transition	1.3	9.8	4.9	12.7
Business transformation costs	—	1.5	—	6.7
Other (income) charges, net	$1.3	$23.1	$4.9	$37.8
Restructuring and other (income) charges, net (1)	$86.9	$24.6	$162.8	$49.4
_______________
(1) See Note 11 for more information.
Goodwill impairment charge
Three and Nine Months Ended September 30, 2024 vs. 2023
Goodwill impairment charge of zero and $349.1 million for the three and nine months ended September 30, 2024 within our Performance Chemicals reporting unit. See Note 7 for more information.
Acquisition-related costs
Three and Nine Months Ended September 30, 2024 vs. 2023
Acquisition-related (income) costs were $(0.1) million and zero for the three and nine months ended September 30, 2024, and $0.1 million and $3.8 million for the three and nine months ended September 30, 2023, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals reportable segment.
Other (income) expense, net
Three and Nine Months Ended September 30, 2024 vs. 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Foreign currency transaction (gain) loss	$1.0	$1.7	$3.1	$4.4
Loss on CTO resales (1)	0.8	—	50.8	—
CTO supply contract termination charges (1)	100.0	—	100.0	—
(Gain) loss on strategic investments (2)	6.7	(0.1)	11.4	(19.3)
CEO severance charges	4.8	—	4.8	—
Other (income) expense, net	(1.5)	(0.3)	(2.2)	1.0
Total Other (income) expense, net	$111.8	$1.3	$167.9	$(13.9)
_______________
(1) See Notes 11 and 14 for more information.
(2) See Note 4 for more information.

Interest expense, net
Three and Nine Months Ended September 30, 2024 vs. 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Accounts receivable securitization (1)	$1.7	$—	$4.5	$—
Finance lease obligations (1)	1.8	1.9	5.4	5.5
Interest rate swap (2)	(0.4)	—	(0.4)	—
Litigation related interest expense (3)	1.3	1.3	3.9	1.7
Revolving Credit Facility and other lines of credit (1)	14.5	15.0	41.7	43.2
Senior notes (1)	5.6	5.6	16.8	16.8
Other interest (income) expense, net	(0.7)	(0.7)	(2.6)	(2.9)
Total Interest expense, net	$23.8	$23.1	$69.3	$64.3
_______________
(1) See Note 9 for more information.
(2) See Note 8 for more information.
(3) See Note 13 for more information.
Provision (benefit) for income taxes
Three and Nine Months Ended September 30, 2024 vs. 2023
For the three months ended September 30, 2024 and 2023, our effective tax rate was 22.3 percent and 21.5 percent, respectively. Excluding discrete items, the effective rate was 2.6 percent compared to 28.7 percent in the three months ended September 30, 2024 and 2023, respectively. See Note 12 for more information.
For the nine months ended September 30, 2024 and 2023, our effective tax rate was 17.9 percent and 22.6 percent, respectively. Excluding discrete items, the effective rate was (33.0) percent compared to 24.6 percent in the nine months ended September 30, 2024 and 2023, respectively. See Note 12 for more information.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, CTO supply contract termination charges, and pension and postretirement settlement and curtailment income (charges), net.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2023 Annual Report.

Performance Materials
Q3 2024 Performance Summary
Net sales in our Performance Materials reportable segment increased three percent compared to the prior year quarter as the segment benefited from increased pricing on select products. Segment EBITDA increased $6.1 million or eight percent primarily driven by improved operational efficiencies that contributed to lower input costs.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Performance Materials - Net sales	$151.1	$147.2	$453.4	$433.2
Segment EBITDA	$80.6	$74.5	$240.8	$208.5
Net Sales Comparison of Three and Nine Months Ended September 30, 2024 and September 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2024 vs. 2023	$147.2	(0.3)	3.9	0.3	$151.1
Nine months ended September 30, 2024 vs. 2023	$433.2	10.2	14.1	(4.1)	$453.4
Three Months Ended September 30, 2024 vs. 2023
Segment net sales. The increase of $3.9 million in 2024 was driven primarily by increased pricing on selected products of $3.9 million (three percent) and favorable foreign currency exchange of $0.3 million (zero percent). The increase was partially offset by a volume decrease of $0.3 million (zero percent).
Segment EBITDA. The increase of $6.1 million in 2024 was driven by the increase in sales as noted above, decreased manufacturing costs of $7.7 million, favorable pricing and sales composition (mix) of $3.0 million, and decreased foreign currency exchange and other charges of $0.1 million. The increase was partially offset by increased SG&A and research and technical expenses of $4.5 million, and a volume decrease of $0.2 million.
Nine Months Ended September 30, 2024 vs. 2023
Segment net sales. The increase of $20.2 million in 2024 was driven by favorable pricing and sales composition (mix) of $14.1 million (three percent), and a volume increase of $10.2 million (two percent). The increase was partially offset by unfavorable foreign currency exchange of $4.1 million (one percent).
Segment EBITDA. The increase of $32.3 million in 2024 was driven by the increase in sales as noted above, decreased manufacturing costs of $21.8 million, favorable pricing and sales composition (mix) of $11.7 million, a volume increase of $5.7 million, and decreased foreign currency exchange and other charges of $0.4 million. The increase was partially offset by increased SG&A and research and technical expenses of $7.3 million.

Performance Chemicals
Q3 2024 Performance Summary
Net sales in our Performance Chemicals reportable segment decreased 31 percent compared to the prior year quarter, primarily the result of our Performance Chemicals' repositioning actions that are focused on exiting lower-margin end markets for our Industrial Specialties product line.
The road technologies product line net sales decrease of $10.7 million was primarily driven by unfavorable weather conditions in key North American regions. The industrial specialties product line net sales decrease of $68.3 million was primarily driven by lower volumes as a result of our repositioning actions resulting in reduced sales of approximately $51 million, as well as continued weakness in certain industrial end markets.
Contributing to the decline in Segment EBITDA was higher CTO costs and unfavorable plant throughput due to continued weakness in industrial demand associated with our industrial specialties product line. Additionally, unfavorable weather conditions in key North American regions impacted our road technologies product line. Slightly offsetting these elevated costs were cost savings realized during the quarter due to the Performance Chemicals' repositioning.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Total Performance Chemicals - Net sales	$177.0	$256.0	$509.5	$725.6
Road Technologies product line	119.0	129.7	293.8	316.4
Industrial Specialties product line	58.0	126.3	215.7	409.2
Segment EBITDA	$19.8	$24.7	$18.5	$89.9
Net Sales Comparison of Three and Nine Months Ended September 30, 2024 and September 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended September 30, 2024 vs. 2023	$256.0	(80.2)	1.5	(0.3)	$177.0
Road Technologies product line	129.7	(8.6)	(2.0)	(0.1)	119.0
Industrial Specialties product line	126.3	(71.6)	3.5	(0.2)	58.0
Nine months ended September 30, 2024 vs. 2023	$725.6	(212.6)	(2.6)	(0.9)	$509.5
Road Technologies product line	316.4	(26.7)	4.4	(0.3)	293.8
Industrial Specialties product line	409.2	(185.9)	(7.0)	(0.6)	215.7
Three Months Ended September 30, 2024 vs. 2023
Segment net sales. The decrease of $79.0 million was driven by a volume decrease of $80.2 million (31 percent), as a result of a decrease in industrial specialties ($71.6 million) and road technologies ($8.6 million), and unfavorable foreign currency exchange of $0.3 million (zero percent). This decrease was partially offset by favorable pricing and sales composition (mix) of $1.5 million (one percent), attributable to an increase in industrial specialties ($3.5 million), partially offset by a decrease in road technologies ($2.0 million).
Segment EBITDA. The decrease of $4.9 million was driven by a volume decrease of $4.9 million, higher manufacturing costs of $3.5 million, primarily due to higher cost CTO, and increased foreign currency exchange and other charges of $1.8 million. The decrease was partially offset by lower SG&A of $3.8 million, which benefited from the Performance Chemicals' repositioning and cost saving initiatives implemented in 2023, and favorable pricing and sales composition (mix) of $1.5 million.
Nine Months Ended September 30, 2024 vs. 2023
Segment net sales. The decrease of $216.1 million was driven by a volume decrease of $212.6 million (29 percent), as a result of a decrease in industrial specialties ($185.9 million) and road technologies ($26.7 million), unfavorable pricing and sales composition (mix) of $2.6 million (zero percent), attributable to a decrease in industrial specialties ($7.0 million), partially offset by an increase in road technologies ($4.4 million), and unfavorable foreign currency exchange of $0.9 million (zero percent).
Segment EBITDA. The decrease of $71.4 million was driven by higher manufacturing costs of $47.5 million, primarily due to higher cost CTO, a volume decrease of $34.3 million, increased foreign currency exchange and other charges of $2.8 million, and unfavorable pricing and sales composition (mix) of $2.6 million. The decrease was partially offset by lower SG&A of $15.8 million, which benefited from the Performance Chemicals' repositioning and cost saving initiatives implemented in 2023.
Advanced Polymer Technologies
Q3 2024 Performance Summary
Net sales in our Advanced Polymer Technologies reportable segment increased 14 percent compared to the prior year quarter as volumes recovered from last year's lows.
Segment EBITDA decreased by 12.5 percent as pricing pressure, unfavorable product mix and adverse impacts from foreign currency exchange more than offset the higher sales volumes that drove improved plant utilization rates in the current quarter.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Advanced Polymer Technologies - Net sales	$48.8	$42.8	$144.7	$161.6
Segment EBITDA	$9.8	$11.2	$29.1	$36.6
Net Sales Comparison of Three and Nine Months Ended September 30, 2024 and September 30, 2023:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2024 vs. 2023	$42.8	11.8	(5.0)	(0.8)	$48.8
Nine months ended September 30, 2024 vs. 2023	$161.6	2.5	(16.7)	(2.7)	$144.7
Three Months Ended September 30, 2024 vs. 2023
Segment net sales. The increase of $6.0 million in 2024 was driven by a volume increase of $11.8 million (28 percent), partially offset by unfavorable pricing and sales composition (mix) of $5.0 million (12 percent), and unfavorable foreign currency exchange of $0.8 million (two percent).
Segment EBITDA. The decrease of $1.4 million was driven by unfavorable pricing and sales composition (mix) of $5.0 million, increased foreign currency exchange and other charges of $2.2 million, and increased SG&A of $0.6 million. The decrease was partially offset by a volume increase of $4.6 million, and decreased manufacturing costs of $1.8 million.
Nine Months Ended September 30, 2024 vs. 2023
Segment net sales. The decrease of $16.9 million in 2024 was driven by unfavorable pricing and sales composition (mix) of $16.7 million (10 percent), and unfavorable foreign currency exchange of $2.7 million (two percent), partially offset by a volume increase of $2.5 million (two percent).
Segment EBITDA. The decrease of $7.5 million was driven by unfavorable pricing and sales composition (mix) of $17.0 million, and increased foreign currency exchange and other charges of $2.5 million. The decrease was partially offset by decreased manufacturing costs of $10.1 million, decreased SG&A of $1.0 million, and a volume increase of $0.9 million.

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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charge, acquisition and other-related (income) costs, litigation verdict charges, (loss) gain on strategic investments, loss on CTO resales, CTO supply contract termination charges, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net income (loss) (GAAP)	$(107.2)	$25.2	$(446.9)	$111.4
Interest expense, net	23.8	23.1	69.3	64.3
Provision (benefit) for income taxes	(30.7)	6.9	(97.5)	32.5
Depreciation and amortization - Performance Materials	9.7	9.5	29.0	28.7
Depreciation and amortization - Performance Chemicals	8.6	13.2	31.1	40.0
Depreciation and amortization - Advanced Polymer Technologies	7.9	7.9	23.0	23.4
Restructuring and other (income) charges, net (1)	86.9	24.6	162.8	49.4
Goodwill impairment charge (2)	—	—	349.1	—
Acquisition and other-related (income) costs, net (3)	(0.1)	0.1	—	4.6
Loss on CTO resales (4)	0.8	—	50.8	—
CTO supply contract termination charges (5)	100.0	—	100.0	—
(Gain) loss on strategic investments (6)	6.7	(0.1)	11.4	(19.3)
Adjusted EBITDA (Non-GAAP)	$106.4	$110.4	$282.1	$335.0
_______________
(1) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 11 for more information.
(2) Refer to Note 7 for more information.
(3) Charges represent costs incurred to complete and integrate acquisitions and other strategic investments, and include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions, and certain legal and professional fees associated with the completion of acquisitions and strategic investments.

(4) Due to the DeRidder Plant closure, and the corresponding reduced CTO refining capacity, we were obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. As of July 1, 2024, we have terminated the CTO supply contract that resulted in these excess CTO volumes. As a result of the termination of this contract the purchases under the CTO supply contract ended, effective June 30, 2024. Therefore, we are no longer required to purchase this excess CTO volume through 2025, and as such, we expect to end our CTO resale activity by the end of 2024. Since these CTO resale activities are directly attributable to the Performance Chemicals’ repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the three and nine months ended September 30, 2024, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 11 for more information.
(5) As consideration for the termination of the CTO supply contract, we made a cash payment in the amount of $50.0 million on July 1, 2024 and an additional cash payment in the amount of $50.0 million on October 8, 2024. Since this contract termination is directly attributable to the Performance Chemicals’ repositioning, that is, it does not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO supply contract termination charges for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 11 for more information.
(6) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4 for more information.
Adjusted EBITDA
Three and Nine Months Ended September 30, 2024 vs. 2023
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
Net sales are expected to be between $1.40 billion and $1.50 billion for 2024. We expect growth in our Performance Materials reportable segment due to increased pricing on select products that benefited from improved global hybrid automotive production and lower than anticipated battery electric vehicle penetration. The Performance Chemicals reportable segment revenue will reflect the impact of our repositioning to improve profitability by focusing on higher margin end markets, as well as continued weak industrial demand. We expect our road technologies product line revenue to decline when compared to the prior year due to unfavorable weather conditions experienced in North America during 2024. Our Advanced Polymer Technologies reportable segment anticipates revenues flat to the prior year; market improvements in Europe are mostly expected to be more than offset by a challenging China economy and weak industrial demand.
Adjusted EBITDA is expected to be between $350 million and $360 million for 2024. We expect growth in our Performance Materials segment EBITDA, primarily due to improved operational efficiency resulting in lower input costs. Performance Chemicals will continue to be impacted by elevated CTO costs and the slow industrial market recovery. We anticipate that our Advanced Polymer Technologies segment EBITDA will be down versus prior year as pricing strategy is expected to drive volume growth resulting in improved utilization rates, which we expect will be more than offset by unfavorable mix and adverse foreign currency impacts.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2024, our undrawn capacity under our revolving credit facility was $244.4 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, debt principal repayments, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, restructuring activities such as the repositioning of our Performance Chemicals reportable segment as further described within Note 11, and consideration for the termination of the CTO supply contract further described within Note 11. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $135.5 million at September 30, 2024. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2024, included $128.5 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
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
During the three and nine months ended September 30, 2024, we repurchased no common stock. At September 30, 2024, $353.4 million remained unused under the 2022 Authorization.
During the three and nine months ended September 30, 2023, we repurchased zero and $92.1 million, inclusive of $0.8 million excise tax, in common stock, representing zero and 1,269,373 shares of our common stock at a weighted average cost per share of zero and $71.93, respectively.
Capital Expenditures
Projected 2024 capital expenditures are $90-$100 million. We have no material commitments associated with these projected capital expenditures as of September 30, 2024.

Cash flow comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
In millions	2024	2023
Net cash provided by (used in) operating activities	$64.1	$158.9
Net cash provided by (used in) investing activities	(51.5)	(52.6)
Net cash provided by (used in) financing activities	27.4	(93.4)
Cash flows provided by (used in) operating activities
Cash provided by operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $64.1 million for the nine months ended September 30, 2024.
Cash provided by operating activities for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, decreased by $94.8 million. This decrease was driven by reduced cash earnings of $123.8 million, CTO supply contract termination payment of $50.0 million, CTO resale cash outflows of $45.0 million, and higher cash interest paid of $3.1 million due primarily to rising interest rates when compared to 2023. Partially offsetting these cash outflows was a net reduction in trade working capital of $79.8 million (including accounts receivable, inventory, and accounts payable), reduced employee compensation payments of $40.6 million, reduced spending on restructuring initiatives of $2.8 million, and a reduction in tax payments of $3.9 million as a result of the lower cash earnings.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the nine months ended September 30, 2024 was $51.5 million and was primarily driven by capital expenditures of $52.7 million. In the nine months ended September 30, 2024 and 2023, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The decrease in Net cash provided by (used in) investing activities when compared to the prior year period is primarily due to the first quarter 2023 sale of a strategic investment that resulted in a cash inflow of $31.5 million, offset by reduced capital expenditures of $27.9 million.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2024	2023
Maintenance	$33.8	$44.7
Safety, health and environment	2.4	9.4
Growth and cost improvement	16.5	26.5
Total capital expenditures	$52.7	$80.6
Cash flows provided by (used in) financing activities
Cash provided by financing activities in the nine months ended September 30, 2024, was $27.4 million and was primarily driven by borrowings on our revolving credit facility and other borrowings of $150.5 million, partially offset by payments on our revolving credit facility of $119.3 million.
Cash used in financing activities in the nine months ended September 30, 2023 was $93.4 million and was primarily driven by payments on our revolving credit facility and other borrowings of $240.1 million, and the repurchase of common stock of $92.1 million, partially offset by borrowings on our revolving credit facility of $239.5 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 23 percent of our net sales in the first nine months of 2024. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2024, would have decreased our net sales and income before income taxes by approximately $12.1 million or one percent, and $4.5 million or one percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2023, would have decreased our net sales and income before income taxes by approximately $13.2 million or one percent, and $3.9 million or one percent, respectively.
Interest rate risk
During the three months ended September 30, 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing SOFR-based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(1.7) million and zero at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, approximately $651.6 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings, was 6.67 percent for the period ended September 30, 2024.
A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2024, would have increased our annual interest expense by approximately $6.5 million or 8 percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2023, would have increased our interest expense by approximately $8.3 million or ten percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which, excluding CTO resales, represented 13 percent and 24 percent of our condensed consolidated cost of sales for the nine months ended September 30, 2024 and September 30, 2023, respectively. Raw material CTO spend was approximately $12 million and $123 million, excluding CTO resales, during the three and nine months ended September 30, 2024, respectively. Comparatively, total raw material CTO spend was approximately $81 million and $221 million during the three and nine months ended September 30, 2023, respectively. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the three and nine months ended September 30, 2024, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend by approximately $1.2 million and $12.3 million, respectively, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the three and nine months ended September 30, 2023, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our spend by approximately $8.1 million and $22.1 million, respectively.
Other market risks
Information about our other remaining market risks for the period ended September 30, 2024, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2023 Annual Report.
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
As of September 30, 2024, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2023 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2023 Annual Report for the quarter ended September 30, 2024.
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
We expect to incur aggregate charges of approximately $350 million associated with the Performance Chemicals' repositioning, consisting of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $75 million in other restructuring costs, including decommissioning, dismantling and removal charges, and CTO supply contract termination costs. The company expects approximately $250 million of the total charges to be non-cash. The charges the company currently expects to incur in connection with these actions, and the timing thereof, are subject to a number of assumptions and risks, and the actual results may differ materially. The company may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended September 30, 2024.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2024	—	$—	—	$353,384,633
August 1-31, 2024	—	$—	—	$353,384,633
September 1-30, 2024	—	$—	—	$353,384,633
Total	—		—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On October 2, 2024, in connection with the resignation of John C. Fortson from the Board of Directors of the Company (the "Board"), the Board approved a decrease in the size of the Board from nine members to eight members, effective as of such date.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
3.2*	Ingevity Corporation Fourth Amended and Restated Bylaws, effective October 22, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 25, 2024).

10.1+†	Form of 2024 Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees.

10.2+†	Form of 2024 Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees.

10.3*+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and John C. Fortson dated February 17, 2022 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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
Date: October 30, 2024