Form 10-Q
period 2025-03-31
Ingevity Corp
filed 2025-05-06
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,464,882 shares of common stock, $0.01 par value, outstanding at May 2, 2025.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2025	2024
Net sales	$284.0	$340.1
Cost of sales	170.6	240.4
Gross profit	113.4	99.7
Selling, general, and administrative expenses	43.1	47.2
Research and technical expenses	7.7	6.8
Restructuring and other (income) charges, net	12.3	62.8
Acquisition-related costs	—	0.3
Other (income) expense, net	4.1	32.2
Interest expense, net	19.4	22.3
Income (loss) before income taxes	26.8	(71.9)
Provision (benefit) for income taxes	6.3	(15.9)
Net income (loss)	$20.5	$(56.0)

Per share data
Basic earnings (loss) per share	$0.56	$(1.54)
Diluted earnings (loss) per share	0.56	(1.54)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Net income (loss)	$20.5	$(56.0)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	17.2	(9.1)
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	17.2	(9.1)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of zero and $(0.1)	0.1	(0.3)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.1 and $0.2	0.1	0.5
Total derivative instruments, net of tax provision (benefit) of $0.1 and $0.1	0.2	0.2
Other comprehensive income (loss), net of tax provision (benefit) of $0.1 and $0.1	17.4	(8.9)
Comprehensive income (loss)	$37.9	$(64.9)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents	$71.5	$68.0
Accounts receivable, net of allowance of $0.9 - 2025 and $0.6 - 2024	163.7	141.0
Inventories, net	245.4	226.8
Prepaid and other current assets	49.4	57.4
Current assets	530.0	493.2
Property, plant, and equipment, net	655.8	658.9
Operating lease assets, net	45.9	50.4
Goodwill	180.7	175.2
Other intangibles, net	276.8	278.8
Deferred income taxes	119.7	117.9
Restricted investment, net of allowance of $0.1 - 2025 and $0.2 - 2024	82.4	81.6
Strategic investments	87.2	87.3
Other assets	77.6	79.3
Total Assets	$2,056.1	$2,022.6
Liabilities
Accounts payable	$108.3	$94.5
Accrued expenses	57.2	58.1
Accrued payroll and employee benefits	18.7	27.7
Current operating lease liabilities	15.8	16.9
Notes payable and current maturities of long-term debt	60.4	61.3
Income taxes payable	4.2	5.6
Current liabilities	264.6	264.1
Long-term debt including finance lease obligations	1,332.6	1,339.7
Noncurrent operating lease liabilities	33.3	36.8
Deferred income taxes	59.0	56.2
Other liabilities	132.0	130.6
Total Liabilities	1,821.5	1,827.4
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2025 and 2024, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,784,531 and 43,630,211 issued and 36,450,282 and 36,350,425 outstanding at 2025 and 2024, respectively)	0.4	0.4
Additional paid-in capital	180.9	176.8
Retained earnings	592.5	572.0
Accumulated other comprehensive income (loss)	(24.0)	(41.4)
Treasury stock, common stock, at cost (7,334,249 shares - 2025 and 7,279,786 shares - 2024)	(515.2)	(512.6)
Total Equity	234.6	195.2
Total Liabilities and Equity	$2,056.1	$2,022.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2025	2024
Cash provided by (used in) operating activities:
Net income (loss)	$20.5	$(56.0)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	24.9	29.6
Non cash operating lease costs	4.3	4.9
Deferred income taxes	(0.9)	(18.4)
Restructuring and other (income) charges, net	12.3	62.8
CTO resales	—	26.5
Share-based compensation	4.1	4.3
(Gain) loss on strategic investment	—	4.8
Other non-cash items	0.1	7.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21.3)	(10.2)
Inventories, net	(13.2)	(22.7)
Prepaid and other current assets	0.2	—
Accounts payable	8.0	(3.8)
Accrued expenses	1.6	(2.4)
Accrued payroll and employee benefits	(9.1)	(3.2)
Income taxes	3.1	(0.8)
Restructuring and other cash outflow, net	(11.6)	(10.0)
Operating leases	(5.3)	(5.7)
CTO resales cash inflow (outflow), net	6.2	(19.8)
Changes in other operating assets and liabilities, net	1.5	0.6
Net cash provided by (used in) operating activities	$25.4	$(12.1)
Cash provided by (used in) investing activities:
Capital expenditures	$(10.0)	$(16.6)
Proceeds from disposition of assets	3.6	—
Other investing activities, net	(5.1)	0.3
Net cash provided by (used in) investing activities	$(11.5)	$(16.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$92.3	$81.4
Payments on revolving credit facility and other borrowings	(100.3)	(55.0)
Finance lease obligations, net	(0.4)	(0.4)
Tax payments related to withholdings on vested equity awards	(2.6)	(2.6)
Net cash provided by (used in) financing activities	$(11.0)	$23.4
Increase (decrease) in cash, cash equivalents, and restricted cash	2.9	(5.0)
Effect of exchange rate changes on cash	1.4	(1.8)
Change in cash, cash equivalents, and restricted cash	4.3	(6.8)
Cash, cash equivalents, and restricted cash at beginning of period	86.6	111.9
Cash, cash equivalents, and restricted cash at end of period(1)	$90.9	$105.1
(1)
Includes restricted cash of $19.4 million and $16.6 million and cash and cash equivalents of $71.5 million and $88.5 million at March 31, 2025 and 2024, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$14.6	$17.0
Cash paid for income taxes, net of refunds	4.4	2.9
Purchases of property, plant, and equipment in accounts payable	2.9	2.7
Leased assets obtained in exchange for new operating lease liabilities	—	0.4
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, collectively referred to as the “Annual Consolidated Financial Statements,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year Form 10-K and will be applied to all prior periods presented in the financial statements.
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which is intended to enhance disclosures regarding significant expenses. The purpose of the amendment is to provide readers of the financial statements with information to better understand an entity’s overall performance, assess potential future cash flows, and compare an entity's performance over time and with that of other entities. The guidance is effective beginning with our

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

2027 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended March 31,
In millions	2025	2024
Performance Materials segment	$146.8	$145.1
Road Technologies product line	44.3	45.7
Industrial Specialties product line (1)	50.7	101.3
Performance Chemicals segment	$95.0	$147.0
Advanced Polymer Technologies segment	$42.2	$48.0
Net sales	$284.0	$340.1
_______________
(1) The reduction in the industrial specialties product line from 2024 to 2025 was due to the repositioning action taken to improve the Performance Chemicals reportable segment, refer to Note 11 for more information.
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2025	2024
North America (1)	$158.2	$202.7
Asia Pacific (1)	72.3	78.4
Europe, Middle East, and Africa	43.6	48.3
South America	9.9	10.7
Net sales	$284.0	$340.1
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the three months ended March 31, 2025, and 2024 are the U.S., which totaled $140.3 million and $183.8 million, respectively, and China, which totaled $35.3 million and $42.2 million, respectively.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	March 31,
In millions	2025	2024
Beginning balance	$6.5	$11.2
Contract asset additions	1.9	8.8
Reclassification to accounts receivable, billed to customers	(1.1)	(4.1)
Ending balance (1)	$7.3	$15.9
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2025
Assets:
Deferred compensation plan investments (4)	$3.8	$—	$—	$3.8
Total assets	$3.8	$—	$—	$3.8
Liabilities:
Deferred compensation arrangement (4)	$15.3	$—	$—	$15.3
Total liabilities	$15.3	$—	$—	$15.3

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2024
Assets:
Deferred compensation plan investments (4)	$3.7	$—	$—	$3.7
Total assets	$3.7	$—	$—	$3.7
Liabilities:
Deferred compensation arrangement (4)	$15.9	$—	$—	$15.9
Total liabilities	$15.9	$—	$—	$15.9
______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $16.3 million and $16.5 million at March 31, 2025 and December 31, 2024, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended March 31, 2025, and December 31, 2024.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.3 million and $15.4 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had approximately $5.2 million of unfunded commitments, associated with a venture capital fund investment accounted for under the equity method of accounting. We anticipate this will be paid over a period of 10 years, beginning from the fourth quarter of 2022.
There were no adjustments to the carrying value of equity method investments for impairment for the periods ended March 31, 2025 and December 31, 2024, respectively.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $71.9 million at both March 31, 2025 and December 31, 2024. During the first quarter of 2024, the company identified a triggering event indicating that an investment being accounted for under the measurement alternative may be impaired. For the three months ended March 31, 2024, the company recognized an impairment of $4.8 million recorded in "Other (income) expense, net" on the condensed consolidated statements of operations. There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the period ended March 31, 2025.
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
At March 31, 2025 and December 31, 2024, the carrying value of our restricted investment was $82.4 million and $81.6 million, net of an allowance for credit losses of $0.1 million and $0.2 million, and included restricted cash of $18.9 million and $18.2 million, respectively. The fair value at March 31, 2025 and December 31, 2024 was $81.3 million and $80.3 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
March 31, 2025	$13.2	10.3	23.3	6.8	10.0	$63.6
December 31, 2024	$13.2	10.3	23.3	6.8	10.0	$63.6
Debt and Finance Lease Obligations
At March 31, 2025 and December 31, 2024, the carrying value of finance lease obligations was $99.7 million and $100.0 million, respectively, and the fair value was $102.0 million and $102.2 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site, is based on the

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

period-end quoted market prices for the obligation, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value of our variable interest rate debt, excluding debt issuance fees and adjusted for our $200.0 million floating-to-fixed interest rate swap, was $547.3 million and $555.2 million as of March 31, 2025 and December 31, 2024, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At both March 31, 2025 and December 31, 2024, the carrying value of our fixed rate debt was $550.0 million, and the fair value was $513.2 million and $503.2 million, respectively, based on Level 2 inputs.

Note 5: Inventories, net

In millions	March 31, 2025	December 31, 2024
Raw materials	$78.5	$97.6
Production materials, stores, and supplies	25.5	25.0
Finished and in-process goods	206.6	186.2
Subtotal	$310.6	$308.8
Less: LIFO reserve	(65.2)	(82.0)
Inventories, net	$245.4	$226.8
During the quarter ended March 31, 2025, inventory quantities carried on a LIFO basis, primarily in our Performance Chemicals reportable segment domestic inventory, were reduced which led to liquidations of LIFO inventory quantities. These planned reductions in inventory are not expected to be replaced by the end of the year and resulted in a pre-tax decrease of $2.9 million, recorded in "Cost of sales" on our condensed consolidated statement of operations.
Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2025	December 31, 2024
Machinery and equipment	$1,310.9	$1,296.4
Buildings and leasehold improvements	229.1	224.3
Land and land improvements	26.2	26.2
Construction in progress	62.9	68.9
Total cost	$1,629.1	$1,615.8
Less: accumulated depreciation (1)	(973.3)	(956.9)
Property, plant, and equipment, net	$655.8	$658.9
_______________
(1) As a result of the Performance Chemicals repositioning, as further described in Note 11, we accelerated the depreciation of certain property, plant and equipment assets. This resulted in zero and $31.6 million of additional expense for the three months ended March 31, 2025 and 2024, respectively, which is included in "Restructuring and other (income) charges, net" within the condensed consolidated statements of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
Goodwill	$4.3	$349.1	$170.9	$524.3
Accumulated impairment losses	—	(349.1)	—	(349.1)
Balance as of December 31, 2024	$4.3	$—	$170.9	$175.2
Foreign currency translation	—	—	5.5	5.5
Balance as of March 31, 2025	$4.3	$—	$176.4	$180.7
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2025.
Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2024	$264.9	$91.4	$88.7	$445.0
Foreign currency translation	4.9	2.1	2.1	9.1
March 31, 2025	$269.8	$93.5	$90.8	$454.1
Accumulated Amortization
December 31, 2024	$(88.4)	$(35.4)	$(42.4)	$(166.2)
Amortization (2)	(3.7)	(1.4)	(2.4)	(7.5)
Foreign currency translation	(1.8)	(0.7)	(1.1)	(3.6)
March 31, 2025	$(93.9)	$(37.5)	$(45.9)	$(177.3)
Other intangibles, net	$175.9	$56.0	$44.9	$276.8
_______________
(1) Represents trademarks, trade names, and know-how.
(2) As a result of the Performance Chemicals repositioning, as further described in Note 11, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets. This resulted in zero and $22.1 million of additional expense for the three months ended March 31, 2025 and 2024, respectively, which is included in "Restructuring and other (income) charges, net" within the condensed consolidated statements of operations.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	March 31, 2025	December 31, 2024
Performance Materials	$1.2	$1.2
Performance Chemicals	99.7	102.5
Advanced Polymer Technologies	175.9	175.1
Other intangibles, net	$276.8	$278.8

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2025	2024
Selling, general, and administrative expenses	$7.5	$9.5
Restructuring and other (income) charges, net (1)	—	22.1
Total amortization expense	$7.5	$31.6
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $22.2 million for the remainder of 2025, 2026 - $29.0 million, 2027 - $29.0 million, 2028 - $29.0 million, and 2029 - $29.0 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of March 31, 2025, there were $4.7 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of $(0.1) million and $0.1 million at March 31, 2025 and December 31, 2024, respectively.
Commodity Price Risk Management
As of March 31, 2025, we had 1.8 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of March 31, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until June 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $1.0 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.
Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing Secured Overnight Financing Rate ("SOFR") based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.1) million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.
Effect of Cash Flow Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended March 31,
	2025	2024	2025	2024
Cash flow hedging derivatives
Currency exchange contracts	$(0.1)	$—	$—	$—	Net sales
Natural gas contracts	1.0	(0.4)	(0.2)	(0.7)	Cost of sales
Interest rate swap contracts	(0.8)	—	—	—	Interest expense, net
Total	$0.1	$(0.4)	$(0.2)	$(0.7)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Within the next twelve months, we expect to reclassify $1.3 million of net gains from AOCI to income, before taxes.
Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2025, or December 31, 2024.

	March 31, 2025
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Natural gas contracts (4)	$—	$1.2	$—	$1.2
Currency exchange contracts (4)	—	0.1	—	0.1
Total assets	$—	$1.3	$—	$1.3
Liabilities:
Natural gas contracts (6)	$—	$0.2	$—	$0.2
Currency exchange contracts (6)	—	0.2	—	0.2
Interest rate swap contracts (7)	—	0.1	—	0.1
Total liabilities	$—	$0.5	$—	$0.5

	December 31, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Natural gas contracts (4)	$—	$0.4	$—	$0.4
Currency exchange contracts (4)	—	0.2	—	0.2
Interest rate swap contracts (5)	—	0.6	—	0.6
Total assets	$—	$1.2	$—	$1.2
Liabilities:
Natural gas contracts (6)	$—	$0.1	$—	$0.1
Currency exchange contracts (6)	—	0.1	—	0.1
Total liabilities	$—	$0.2	$—	$0.2
__________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.
(5) Included within "Other assets" on the condensed consolidated balance sheets.
(6) Included within "Accrued expenses" on the condensed consolidated balance sheets.
(7) Included within "Other liabilities" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	March 31, 2025	December 31, 2024
Revolving Credit Facility and other lines of credit (1)(2)	$688.0	$695.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	99.7	100.0
Accounts receivable securitization (4)	57.3	58.3
Other notes payable	2.0	1.9
Total debt including finance lease obligations	$1,397.0	$1,405.2
Less: debt issuance costs	4.0	4.2
Total debt including finance lease obligations, net of debt issuance costs	$1,393.0	$1,401.0
Less: debt maturing within one year (5)	60.4	61.3
Long-term debt including finance lease obligations	$1,332.6	$1,339.7
______________
(1) Letters of credit outstanding under the revolving credit facility were $2.6 million and $2.6 million and available funds under the facility were $309.4 million and $302.4 million at March 31, 2025 and December 31, 2024, respectively.
(2) The effective interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 6.54 percent and 7.48 percent for the period ended March 31, 2025 and December 31, 2024, respectively.
(3) As of March 31, 2025 and December 31, 2024, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $82.4 million and $81.6 million as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The effective interest rate associated with our accounts receivable securitization program was 5.82 percent and 6.65 percent for the period ended March 31, 2025 and December 31, 2024, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of March 31, 2025.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended March 31, 2025 was 3.2, and our actual interest coverage for the four consecutive quarters ended March 31, 2025 was 4.7. We were in compliance with all covenants under the credit agreement at March 31, 2025.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2024	43,630	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	20.5	—	—	20.5
Other comprehensive income (loss)	—	—	—	—	17.4	—	17.4
Common stock issued	155	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.1	—	—	—	4.1
Balance at March 31, 2025	43,785	$0.4	$180.9	$592.5	$(24.0)	$(515.2)	$234.6

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2023	43,447	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Common stock issued	138	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.3	—	—	—	4.3
Balance at March 31, 2024	43,585	$0.4	$169.2	$946.3	$(35.6)	$(512.1)	$568.2

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2025	2024
Foreign currency translation
Beginning balance	$(44.4)	$(25.6)
Net gains (losses) on foreign currency translation	17.2	(9.1)
Other comprehensive income (loss), net of tax	17.2	(9.1)
Ending balance	$(27.2)	$(34.7)

Derivative instruments
Beginning balance	$0.5	$(1.6)
Gains (losses) on derivative instruments	0.1	(0.4)
Less: tax provision (benefit)	—	(0.1)
Net gains (losses) on derivative instruments	0.1	(0.3)
(Gains) losses reclassified to net income	0.2	0.7
Less: tax (provision) benefit	0.1	0.2
Net (gains) losses reclassified to net income	0.1	0.5
Other comprehensive income (loss), net of tax	0.2	0.2
Ending balance	$0.7	$(1.4)

Pension and other postretirement benefits
Beginning balance	$2.5	$0.5
Other comprehensive income (loss), net of tax	—	—
Ending balance	$2.5	$0.5

Total AOCI ending balance at March 31	$(24.0)	$(35.6)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2025	2024
Derivative instruments
Natural gas contracts (1)	$(0.2)	$(0.7)
Total before tax	(0.2)	(0.7)
(Provision) benefit for income taxes	0.1	0.2
Amount included in net income (loss)	$(0.1)	$(0.5)
______________
(1) Included within "Cost of sales" on the condensed consolidated statements of operations.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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
During the three months ended March 31, 2025 and 2024, we repurchased no common stock. At March 31, 2025, $353.4 million remained unused under the 2022 Authorization.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2025	2024
Restructuring charges	$12.3	$62.3
Other (income) charges, net	—	0.5
Total Restructuring and other (income) charges, net	$12.3	$62.8
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals repositioning	$—	$11.2	$(0.1)	$11.1
Other (3)	0.8	0.3	0.1	1.2
Three Months Ended March 31, 2025	$0.8	$11.5	$—	$12.3
Performance Chemicals repositioning	$2.1	$5.2	$55.0	$62.3
Three Months Ended March 31, 2024	$2.1	$5.2	$55.0	$62.3
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
(3) During 2024, we took further steps to streamline our cost structure and improve profitability, resulting in additional restructuring charges for the quarter ended March 31, 2025 of $1.2 million, including $0.1 million in asset disposal charges, $0.8 million in severance and other employee-related costs, and $0.3 million in other charges.

Performance Chemicals Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals product lines, such as road technologies, and diversifying our raw material stream to non-CTO based fatty acids. The repositioning focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. The repositioning included the closure of the Performance Chemicals CTO refinery and manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies ("APT") reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Additionally, in July 2024, we announced plans to transition the refining of oleo-based products manufactured for the Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. This action included the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. We ceased production at the Crossett Facility in the third quarter of 2024.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2024 and 2023, resulted in the reduction of Ingevity's global workforce by 23 percent. Specific to Performance Chemicals, the reduction represented approximately 40 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $360 million, excluding the CTO resale activity as described below, associated with the Performance Chemicals repositioning, consisting of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. Through March 31, 2025, we have incurred $322.9 million associated with these actions, including $244.7 million of non-cash asset-related charges, excluding $7.4 million related to an asset retirement obligation ("ARO"), and $78.2 million of charges to be settled in cash, which include the aforementioned ARO. As of March 31, 2025, $65.0 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately $25-$30 million during 2025.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges during the three months ended March 31, 2025, and 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to "Cost of sales" on the condensed consolidated statements of operations. Since these inventory charges are directly attributable to the Performance Chemicals repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded such impact from the financial results of our Performance Chemicals reportable segment. Refer to Note 14 for more information.
CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three months ended March 31, 2025 and 2024, we have incurred zero and $26.5 million, respectively, of CTO resale losses, which are recorded as "Other (income) expense, net" on the condensed consolidated statements of operations.
On July 1, 2024, the CTO supply contract that resulted in these excess CTO volumes was terminated. As consideration for the termination of the CTO supply contract, we made cash payments totaling $100.0 million during 2024. The charge was recorded within "Other (income) expense, net" on the condensed consolidated statements of operations for the year ended December 31, 2024. As a result of the termination, the purchases under the CTO supply contract ended effective June 30, 2024. The CTO resale activity described above ended in 2024 and no excess CTO volumes were on hand at March 31, 2025.
Other (income) charges, net
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three months ended March 31, 2025 and 2024, we incurred charges of zero and $0.5 million, respectively.
Restructuring and Other (Income) Charges, net Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2024 (1)	Reserve (2)	Payments	Other (3)	3/31/2025 (1)
Severance and other employee-related costs	$4.2	0.8	(2.6)	—	$2.4
Other charges (income)	0.9	11.5	(9.0)	—	3.4
Restructuring	5.1	12.3	(11.6)	—	5.8
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$5.1	12.3	(11.6)	—	$5.8
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
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	23.5%	22.1%
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended March 31,
	2025			2024
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$26.8	$6.3	23.5%	$(71.9)	$(15.9)	22.1%
Discrete items:
Restructuring and other (income) charges, net (1)	12.3	2.9		64.8	15.1
(Gain) loss on strategic investments (2)	—	—		4.8	1.1
Proxy contest charges (3)	7.9	1.8		—	—
Other tax only discrete items	—	(0.4)		—	(0.9)
Total discrete items	20.2	4.3		69.6	15.3
Consolidated operations, before discrete items	$47.0	$10.6		$(2.3)	$(0.6)
EAETR (4)			22.6%			24.2%
_______________
(1) See Note 11 for further information. For the three months ended March 31, 2024, the charge includes $2.5 million of lower of cost or market charges associated with the Performance Chemicals repositioning. Amounts are included in "Cost of sales" on the condensed consolidated statements of operations.
(2) See Note 4 for further information.
(3) See Note 14 for further information.
(4) Decrease in EAETR for the three months ended March 31, 2025, as compared to March 31, 2024, is due to an overall change in the mix of forecasted earnings in various tax jurisdictions with varying rates, most notably in the U.S. Additionally, the foreign-derived intangible income deduction, which was significantly decreased in 2024 due to reductions in taxable income in the U.S., is driving notable benefit to the EAETR in 2025. The EAETR tax percentage shown for three months ended March 31, 2024 may not precisely recalculate due to rounding.
At March 31, 2025 and December 31, 2024, we had deferred tax assets of $11.6 million and $11.0 million, respectively, resulting from certain historical net operating losses from our Brazil and China operations and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2025, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two’s intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ended March 31, 2025.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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
We disagree with the verdict, including the court’s application of the law and entry of judgment. Therefore, on March 13, 2024, we appealed the verdict as well as the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these appeals could take up to 15 months.
As of March 31, 2025, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024. The full amount of the trebled jury's verdict, $85.0 million, is accrued in "Other liabilities" on the condensed consolidated balance sheets as of March 31, 2025 and the charge was included within "Other (income) expense, net" on the condensed consolidated statements of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. As of March 31, 2025 and December 31, 2024, the total amount accrued, inclusive of post-judgement interest, was $92.4 million and $91.4 million, respectively. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

Note 14: Segment Information
Ingevity’s operating segments are (i) Performance Materials ("PM"), (ii) Performance Chemicals ("PC"), and (iii) Advanced Polymer Technologies ("APT"). Our operating segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Segment EBITDA is the primary measure used by the chief operating decision maker ("CODM"), the CEO and President of Ingevity, to evaluate the performance of and allocate resources among our operating segments. The CODM utilizes Segment EBITDA for each operating segment in the annual budgeting and forecasting process. Segment EBITDA enables the CODM to compare each business and make informed and consistent resource allocation decisions.

	Three Months Ended March 31,
In millions	2025	2024
Segment EBITDA (1)(2)
Performance Materials	$79.1	$78.0
Performance Chemicals	(0.3)	(10.6)
Advanced Polymer Technologies	12.5	9.5
Total Segment EBITDA (1)(2)	$91.3	$76.9
Interest expense, net	(19.4)	(22.3)
(Provision) benefit for income taxes	(6.3)	15.9
Depreciation and amortization	(24.9)	(29.6)
Restructuring and other income (charges), net (3)	(12.3)	(62.8)
Acquisition and other-related income (costs), net (4)	—	(0.3)
Inventory charges (5)	—	(2.5)
Loss on CTO resales (6)	—	(26.5)
Gain (loss) on strategic investments (7)	—	(4.8)
Proxy contest charges (8)	(7.9)	—
Net income (loss)	$20.5	$(56.0)
_______________
(1) Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on sale of strategic investments, loss on CTO resales, CTO supply contract termination charges, proxy contest charges, and pension and postretirement settlement and curtailment income (charges), net.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Three Months Ended March 31,
	2025			2024
In millions, except per share data	PM	PC	APT	PM	PC	APT
Net sales (i)	$146.8	$95.0	$42.2	$145.1	$147.0	$48.0
Less:
Cost of sales (ii) (iii)	54.4	77.4	23.6	52.1	135.9	32.4
Selling, general, and administrative expenses (ii) (iv)	16.4	18.8	5.9	15.0	21.1	5.8
Other (income) expense, net (ii) (v)	(3.1)	(0.9)	0.2	—	0.6	0.3
Segment EBITDA	$79.1	$(0.3)	$12.5	$78.0	$(10.6)	$9.5
_______________
(i) Relates to external customers only. Refer to Note 3 for a reconciliation to consolidated Net sales.
(ii) Excludes Depreciation and amortization.
(iii) Inventory charges representing lower of cost or market charges associated with the Performance Chemicals repositioning and restructuring actions were not allocated in the measurement of Performance Chemicals reportable segment profitability used by our CODM. Amounts are included in Cost of sales on the condensed consolidated statements of operations.
(iv) Includes Research and technical expenses.
(v) We have excluded the following items from Other (income) expense, net: gain (loss) on sale of strategic investments, loss on CTO resales, CTO supply contract termination charges, proxy contest charges, depreciation, and amortization.
(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended March 31,
In millions	2025	2024
Performance Materials	$—	$0.1
Performance Chemicals	11.7	62.8
Advanced Polymer Technologies	0.6	(0.1)
Restructuring and other (income) charges, net	$12.3	$62.8
(4) Charges represent (gains) losses incurred to complete and integrate acquisitions and other strategic investments. Charges may include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments. For the three months ended March 31, 2024, charges relate to the Performance Chemicals reportable segment.
(5) For the three months ended March 31, 2024, inventory charges represent lower of cost or market charges associated with the Performance Chemicals repositioning. These charges were not allocated in the measurement of Performance Chemicals reportable segment profitability used by our CODM. Amounts are included in "Cost of sales" on the condensed consolidated statements of operations.
(6) For the three months ended March 31, 2024, charges relate to the Performance Chemicals reportable segment. Refer to Note 11 for more information.
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

	Three Months Ended March 31,
In millions	2025	2024
Performance Materials	$—	$—
Performance Chemicals	—	4.8
Advanced Polymer Technologies	—	—
(Gain) loss on strategic investments	$—	$4.8

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

(8) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.

Depreciation and amortization	Three Months Ended March 31,
In millions	2025	2024
Performance Materials	$9.9	$9.6
Performance Chemicals	7.3	12.4
Advanced Polymer Technologies	7.7	7.6
Total depreciation and amortization	$24.9	$29.6

Capital expenditures	Three Months Ended March 31,
In millions	2025	2024
Performance Materials	$5.1	$7.3
Performance Chemicals	1.2	6.2
Advanced Polymer Technologies	3.7	3.1
Total capital expenditures	$10.0	$16.6

Total assets
In millions	March 31, 2025	December 31, 2024
Performance Materials	$850.9	$824.3
Performance Chemicals	556.2	567.1
Advanced Polymer Technologies	587.7	568.2
Total segment assets (1)	$1,994.8	$1,959.6
Corporate and other	61.3	63.0
Total assets	$2,056.1	$2,022.6
_______________
(1) Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."
Note 15: Earnings (Loss) per Share

	Three Months Ended March 31,
In millions (except share and per share data)	2025	2024
Net income (loss)	$20.5	$(56.0)

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$0.56	$(1.54)
Diluted earnings (loss) per share	0.56	(1.54)

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,382	36,264
Weighted average additional shares assuming conversion of potential common shares	281	—
Shares - diluted basis (1)	36,663	36,264
_______________
(1) For the three months ended March 31, 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited)

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2025	2024
Average number of potential common shares - antidilutive	275	304

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of Ingevity Corporation's (“Ingevity,” “the company,” “we,” “us,” or “our”) financial condition and results of operations (“MD&A”) is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity’s consolidated financial statements as of and for the year ended December 31, 2024, filed on February 19, 2025, with the Securities and Exchange Commission ("SEC") as part of the company's Annual Reporting on Form 10-K ("2024 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
All references to notes (herein referred to as "Note") in this section refer to the notes accompanying the Condensed Consolidated Financial Statements included in Item 1 within this Form 10-Q.
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report on Form 10-Q involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2024 Annual Report.
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “outlook,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2024 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
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
•we are exposed to risks related to our international sales and operations, including changes in tariffs;
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
•the occurrence of natural disasters and extreme weather or other unanticipated problems such as labor difficulties (including work stoppages), equipment failure, or unscheduled maintenance and repair, planned and unplanned production slowdowns and shutdowns, turnarounds and outages, which could result in operational disruptions of varied duration;
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
Recent Developments and Updates
Proxy Contest
On March 30, 2025, the company entered into a cooperation agreement (the “Cooperation Agreement”) with Vision One Fund, L.P. and its affiliates (“Vision One”), a stockholder of the company. Pursuant to the Cooperation Agreement, our Board of Directors (“Board”) agreed to appoint a new member to the company’s Board within one day of the 2025 annual meeting of stockholders (“Annual Meeting”), and Vision One agreed to withdraw its nominees for election at the Annual Meeting and to abide by certain customary standstill restrictions, mutual non-disparagement provisions, voting commitments and other obligations until the opening of the nomination window for the company’s 2026 annual meeting of stockholders. In connection with the Cooperation Agreement, Vision One was entitled to the reimbursement of certain of its reasonable and documented out-of-pocket fees and expenses. During the first quarter of 2025, we incurred costs of approximately $7.9 million in connection with our response to the proxy contest. These costs, which were included within "Other (income) expense, net" on the condensed consolidated statements of operations, include legal and other professional service fees as well as incremental proxy solicitation costs related to the Annual Meeting. We do not expect additional material costs related to the proxy contest to be incurred for the remainder of the year.
Performance Chemicals Repositioning
On November 1, 2023, we announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals product lines, such as road technologies, and diversifying our raw material stream to non-CTO based fatty acids. The repositioning focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. The repositioning included the closure of the Performance Chemicals CTO refinery and manufacturing plant located in DeRidder, Louisiana (the “DeRidder Plant”), including the polyol production assets associated with the Advanced Polymer Technologies ("APT") reportable segment. All production at the DeRidder Plant ceased in the first quarter of 2024. The Performance Chemicals repositioning initiative included additional corporate and business cost reduction actions executed in November 2023.
Additionally, in July 2024, we announced plans to transition the refining of oleo-based products manufactured for the Performance Chemicals reportable segment from our Crossett, Arkansas manufacturing plant (the “Crossett Facility”) to our North Charleston, South Carolina manufacturing plant. This action included the closure of the Crossett Facility, as well as additional corporate and business cost reduction actions. We ceased production at the Crossett Facility in the third quarter of 2024.
The actions referenced above, when combined with other targeted workforce reduction initiatives during 2024 and 2023, resulted in the reduction of Ingevity's global workforce by 23 percent. Specific to Performance Chemicals, the reduction represented approximately 40 percent of the reportable segment's workforce.
Expected Charges
We expect to incur aggregate charges of approximately $360 million, excluding the CTO resale activity as described below, associated with the Performance Chemicals repositioning, consisting of approximately $250 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs. Through March 31, 2025, we have incurred $322.9 million associated with these actions, including $244.7 million of non-cash asset-related charges, excluding $7.4 million related to an asset retirement obligation ("ARO"), and $78.2 million of charges to be settled in cash, which include the aforementioned ARO. As of March 31, 2025, $65.0 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately $25-$30 million during 2025.
Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits will hinder our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges during the three months ended March 31, 2025, and 2024, respectively, to adjust the carrying value of the impacted inventory to what we expect to realize upon disposal, less disposal costs. These inventory charges are recorded to "Cost of sales" on the condensed consolidated statements of operations. Since these inventory charges are directly attributable to the Performance Chemicals repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded such impact from the financial results of our Performance Chemicals reportable segment. Refer to Note 14 for more information.
CTO Resale Activity
The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three months ended March 31, 2025 and 2024, we have incurred zero and $26.5 million, respectively, of CTO resale losses, which are recorded as "Other (income) expense, net" on the condensed consolidated statements of operations.
On July 1, 2024, the CTO supply contract that resulted in these excess CTO volumes was terminated. As consideration for the termination of the CTO supply contract, we made cash payments totaling $100.0 million during 2024. The charge was recorded within "Other (income) expense, net" on the condensed consolidated statements of operations for the year ended December 31, 2024. As a result of the termination, the purchases under the CTO supply contract ended effective June 30, 2024. The CTO resale activity described above ended in 2024 and no excess CTO volumes were on hand at March 31, 2025.

Expected Savings and Impact
The Performance Chemicals repositioning, which began in November 2023, is focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. As a result of this initiative, we expect to realize total cash savings of approximately $95 million to $100 million. These cash savings will be derived from headcount reductions, plant operating efficiencies, and reduced supply chain costs. Collectively, these savings are expected to be realized in the following financial statement captions: 70-80 percent in Cost of sales, 15-25 percent in Selling, general, and administrative expenses, and ~5 percent in Research and technical expenses, all presented on our condensed consolidated statements of operations.
In the first quarter of 2025, we realized cash savings of approximately $8 million, including $6 million in Cost of sales, $1 million in Selling, general, and administrative expenses, and $1 million in Research and technical expenses, respectively.
Since November of 2023, we have realized total cash savings of approximately $92 million, including $74 million in Cost of sales, $13 million in Selling, general, and administrative expenses, and $5 million in Research and technical expenses, respectively. We expect to realize all remaining savings in 2025.
In addition to the cash savings, we expect to realize approximately $15 million to $17 million in lower full year depreciation and intangible amortization expenses, respectively. To date, we realized savings of approximately $12 million. We expect to realize the remaining savings in 2025.
The charges we currently expect to incur and the savings we expect to obtain in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Results of Operations

	Three Months Ended March 31,
In millions	2025	2024
Net sales	$284.0	$340.1
Cost of sales	170.6	240.4
Gross profit	113.4	99.7
Selling, general, and administrative expenses	43.1	47.2
Research and technical expenses	7.7	6.8
Restructuring and other (income) charges, net	12.3	62.8
Acquisition-related costs	—	0.3
Other (income) expense, net	4.1	32.2
Interest expense, net	19.4	22.3
Income (loss) before income taxes	26.8	(71.9)
Provision (benefit) for income taxes	6.3	(15.9)
Net income (loss)	$20.5	$(56.0)
Q1 2025 Performance Summary
The Net sales decrease was driven primarily by the Performance Chemicals industrial specialties product line due to repositioning actions which included the focus on reducing exposure to lower margin end-use markets and therefore reduced sales during the quarter by approximately $37 million. Also contributing to the lower sales was continued weakness in certain industrial end markets that negatively impacted sales in our industrial specialties product line and our Advanced Polymer Technologies reportable segment, slightly offset by an increase in our Performance Materials reportable segment.
Net sales
The table below shows the 2025 Net sales and variances from 2024:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2025 vs. 2024	$340.1	(55.4)	—	(0.7)	$284.0
Three Months Ended March 31, 2025 vs. 2024
The Net sales decrease of $56.1 million in 2025 was driven by volume decline of $55.4 million (16 percent), and unfavorable foreign currency exchange of $0.7 million (zero percent).
Gross Profit
Three Months Ended March 31, 2025 vs. 2024
Gross profit increase of $13.7 million was driven primarily by decreased manufacturing costs of $18.1 million, LIFO liquidation benefit of $4.5 million, and favorable foreign currency exchange of $0.4 million. This increase was partially offset by unfavorable sales volume of $7.7 million, and unfavorable pricing and sales composition (mix) of $1.6 million. Gross profit for the three months ended March 31, 2025 includes realized savings of $6.0 million from the Performance Chemicals repositioning actions initiated in 2023.

Selling, general and administrative expenses
Three Months Ended March 31, 2025 vs. 2024
SG&A was $43.1 million (15 percent of Net sales) and $47.2 million (14 percent of Net sales) for the three months ended March 31, 2025 and 2024, respectively. Overall, SG&A decreased by $4.1 million or nine percent driven by our Performance Chemicals repositioning actions that reduced non-cash intangible amortization expense by $1.9 million and included $1.0 million in cash savings. SG&A was further reduced by decreased spending on commercial activities of $1.2 million.
Research and technical expenses
Three Months Ended March 31, 2025 vs. 2024
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, at 2.7 percent and 2.0 percent for the three months ended March 31, 2025 and 2024, respectively. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expenses increased by $0.9 million, compared to the prior year quarter, driven by a $1.9 million increase primarily within our Performance Materials reportable segment. The increase was partially offset by approximately $1.0 million in cash savings realized from the Performance Chemicals repositioning actions initiated in 2023.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2025 vs. 2024

	Three Months Ended March 31,
In millions	2025	2024
Work force reductions and other	$1.2	$—
Performance Chemicals repositioning	11.1	62.3
Restructuring charges	$12.3	$62.3
North Charleston plant transition	—	0.5
Other (income) charges, net	$—	$0.5
Restructuring and other (income) charges, net (1)	$12.3	$62.8
_______________
(1) See Note 11 for more information.
Acquisition-related costs
Three Months Ended March 31, 2025 vs. 2024
Acquisition-related (income) costs were zero and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals reportable segment.

Other (income) expense, net
Three Months Ended March 31, 2025 vs. 2024

	Three Months Ended March 31,
In millions	2025	2024
Foreign currency transaction (gain) loss	$(1.4)	$1.4
Loss on CTO resales (1)	—	26.5
(Gain) loss on strategic investments (2)	—	4.8
Proxy contest charges (3)	7.9	—
Other (income) expense, net	(2.4)	(0.5)
Total Other (income) expense, net	$4.1	$32.2
_______________
(1) See Notes 11 and 14 for more information.
(2) See Note 4 for more information.
(3) See Note 14 for more information.
Interest expense, net
Three Months Ended March 31, 2025 vs. 2024

	Three Months Ended March 31,
In millions	2025	2024
Accounts receivable securitization (1)	$0.7	$1.4
Finance lease obligations (1)	1.8	1.8
Interest rate swap (2)	(0.2)	—
Litigation related interest expense (3)	1.3	1.3
Revolving Credit Facility and other lines of credit (1)	11.4	13.2
Senior notes (1)	5.6	5.6
Other interest (income) expense, net	(1.2)	(1.0)
Total Interest expense, net	$19.4	$22.3
_______________
(1) See Note 9 for more information.
(2) See Note 8 for more information.
(3) See Note 13 for more information.
Provision (benefit) for income taxes
Three Months Ended March 31, 2025 vs. 2024
For the three months ended March 31, 2025 and 2024, our effective tax rate was 23.5 percent and 22.1 percent, respectively. Excluding discrete items, the effective rate was 22.6 percent compared to 24.2 percent in the three months ended March 31, 2025 and 2024, respectively. See Note 12 for more information.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, CTO supply contract termination charges, proxy contest charges, and pension and postretirement settlement and curtailment income (charges), net.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2024 Annual Report.
Performance Materials
Q1 2025 Performance Summary
Performance Materials Net sales increased one percent compared to the prior year quarter driven by slightly higher volume and price and sales mix. There are two components to mix that are key to understanding this reportable segment. The segment benefits from production of larger vehicles, such as trucks and sport utility vehicles, as well as more hybrids and internal combustion engine vehicles versus all electric vehicles, as these vehicles contain more of our activated carbon content. Regional mix is also important as North America, which is nearly 50 percent of Performance Material sales, is our most profitable region due to the typically larger size of vehicles requiring more content, and this region also has the highest emissions control standards in the world requiring more advanced forms of our activated carbon product. Asia Pacific is also an important region, representing about 40 percent of total Performance Materials net sales. Within Asia Pacific, about half of our net sales are in China and the remaining are made up primarily of South Korea and Japan. All of these countries have strict emissions control standards or strong export markets where our activated carbon plays an important role in meeting regulations. Europe is our least impactful region due to the regulatory environment favoring electric vehicles, and also because European emissions standards lag behind North America and Asia Pacific. Segment EBITDA for Performance Materials increased $1.1 million or one percent and Segment EBITDA margin was flat compared to the prior year quarter.

In millions	Three Months Ended March 31,
	2025	2024
Total Performance Materials - Net sales	$146.8	$145.1
Segment EBITDA	$79.1	$78.0
Net Sales Comparison of Three Months Ended March 31, 2025 and March 31, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2025 vs. 2024	$145.1	0.8	0.9	—	$146.8
Three Months Ended March 31, 2025 vs. 2024
Segment net sales. The increase of $1.7 million in 2025 was driven by favorable pricing and sales mix of $0.9 million (one percent), and volume growth of $0.8 million (zero percent).
Segment EBITDA. The increase of $1.1 million in 2025 was driven by volume growth of $0.5 million, decreased foreign currency exchange and other charges of $3.2 million, and decreased manufacturing costs of $1.4 million. The increase was partially offset by LIFO charges of $2.0 million, unfavorable pricing and sales composition (mix) of $0.7 million, and increased SG&A and research and technical expenses of $1.3 million.
Performance Chemicals
Q1 2025 Performance Summary
Performance Chemicals net sales decreased $52.0 million (35 percent) compared to the prior year quarter, primarily as a result of our repositioning actions. Approximately $37 million of the decline in net sales reflects the exit of lower-margin end markets in our industrial specialties product line as we continue to focus on maximizing profitability. The remaining net sales decline was primarily due to a slower start to the road paving season, and weakness in industrial demand within our industrial specialties product line. Segment EBITDA improved $10.3 million compared to the prior year quarter, reflecting the positive impact of repositioning actions, including benefits from cost savings actions and lower raw material costs.

	Three Months Ended March 31,
In millions	2025	2024
Total Performance Chemicals - Net sales	$95.0	$147.0
Road Technologies product line	44.3	45.7
Industrial Specialties product line	50.7	101.3
Segment EBITDA	$(0.3)	$(10.6)
Net Sales Comparison of Three Months Ended March 31, 2025 and March 31, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net Sales
Three months ended March 31, 2025 vs. 2024	$147.0	(52.2)	0.2	—	$95.0
Road Technologies product line	45.7	(2.3)	0.9	—	44.3
Industrial Specialties product line	101.3	(49.9)	(0.7)	—	50.7
Three Months Ended March 31, 2025 vs. 2024
Segment net sales. The decrease of $52.0 million in 2025 was driven by a volume decline of $52.2 million (35 percent), as a result of a decrease in industrial specialties ($49.9 million) and road technologies ($2.3 million). This was partially offset by favorable pricing and sales mix of $0.2 million (zero percent), attributable to an increase in road technologies ($0.9 million), partially offset by a decrease in industrial specialties ($0.7 million).
Segment EBITDA. The increase of $10.3 million in 2025 was driven by lower manufacturing costs of $6.5 million, primarily due to lower cost CTO, LIFO liquidation benefit of $6.5 million, lower SG&A of $1.9 million, which benefited from the Performance Chemicals repositioning, decreased foreign currency exchange and other charges of $1.9 million, and favorable pricing and sales mix of $0.2 million. The increase was partially offset by a volume decline of $6.7 million.

Advanced Polymer Technologies
Q1 2025 Performance Summary
Advanced Polymer Technologies net sales decreased 12 percent compared to the prior year quarter primarily due to a volume decline from continued market weakness across Asia and unfavorable overall product mix and selective price concessions. Segment EBITDA increased by 32 percent, primarily driven by higher utilization rates as we built inventory in preparation for a planned extended outage in the second quarter to install new boilers.

In millions	Three Months Ended March 31,
	2025	2024
Total Advanced Polymer Technologies - Net sales	$42.2	$48.0
Segment EBITDA	$12.5	$9.5
Net Sales Comparison of Three Months Ended March 31, 2025 and March 31, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2025 vs. 2024	$48.0	(4.0)	(1.1)	(0.7)	$42.2
Three Months Ended March 31, 2025 vs. 2024
Segment net sales. The decrease of $5.8 million in 2025 was driven by a volume decline of $4.0 million (eight percent), unfavorable pricing and sales mix of $1.1 million (two percent), and unfavorable foreign currency exchange of $0.7 million (one percent).
Segment EBITDA. The increase of $3.0 million in 2025 was driven by decreased manufacturing costs of $6.1 million. The increase was partially offset by a volume decline of $1.5 million, unfavorable pricing and sales mix of $1.1 million, increased foreign currency exchange and other charges of $0.3 million, and increased SG&A of $0.2 million.

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
Adjusted EBITDA is defined as net income (loss) plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charge, acquisition and other-related (income) costs, litigation verdict charges, (loss) gain on strategic investments, loss on CTO resales, CTO supply contract termination charges, proxy contest charges and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. A reconciliation of Adjusted EBITDA to net income is set forth within this section.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended March 31,
In millions	2025	2024
Net income (loss) (GAAP)	$20.5	$(56.0)
Interest expense, net	19.4	22.3
Provision (benefit) for income taxes	6.3	(15.9)
Depreciation and amortization (1)	24.9	29.6
Restructuring and other (income) charges, net (2)	12.3	62.8
Acquisition and other-related (income) costs, net (3)	—	0.3
Loss on CTO resales (4)	—	26.5
(Gain) loss on strategic investments (5)	—	4.8
Proxy contest charges (6)	7.9	—
Adjusted EBITDA (Non-GAAP)	$91.3	$74.4
_______________
(1) Refer to Note 14 for more information.
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
(4) Due to the DeRidder Plant closure, and the corresponding reduced CTO refining capacity, we were obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. On July 1, 2024, the CTO supply contract that resulted in these excess CTO volumes was terminated. As a result of the termination of this contract, the purchases under the CTO supply contract ended, effective June 30, 2024, and we ended our CTO resale activity as of December 31, 2024. Since these CTO resale activities are directly attributable to the Performance Chemicals repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the three months ended March 31, 2024, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 11 for more information.

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
(6) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
Adjusted EBITDA
Three Months Ended March 31, 2025 vs. 2024
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
We continue to monitor the evolving macroeconomic landscape, including the implications of recent tariffs and broader trade uncertainty. We are adjusting the lower end of our previously disclosed outlook to Net sales between $1.25 billion and $1.4 billion for 2025. This change reflects updated industry forecasts that estimate an approximate 10 percent reduction in North America light vehicle production. As such, we would expect Net sales in our Performance Materials reportable segment to be flat or down compared to the prior year. For our Performance Chemicals reportable segment, we expect Net sales in our road technologies product line to improve compared to 2024 we have moved away from lower margin products and adverse weather conditions experienced in key states within the U.S. negatively impacted 2024. Our industrial specialties product line remains focused on higher margin end markets and is expected to deliver Net sales between $160 and $200 million. Additionally, our Advanced Polymer Technologies reportable segment anticipates Net sales flat to prior year due to weak end market demand and continued competitive dynamics, particularly in Asia.
Our Adjusted EBITDA outlook, which has been adjusted to incorporate the ~10 percent reduction in North America light vehicle production, is expected to be between $380 million and $415 million for 2025. If the forecasts suggesting a ~10 percent reduction in North America light vehicle production are true than we expect our Performance Materials reportable segment EBITDA to decline compared to the prior year. We expect to maintain segment EBITDA margins around 50 percent based on improved pricing and continued operational efficiencies. Our Performance Chemicals reportable segment EBITDA is expected to improve due to revenue growth in our road technologies product line, lower CTO costs, and further savings from our repositioning actions. We expect segment EBITDA margins in the mid-to-high single digits. We anticipate that our Advanced Polymer Technologies segment EBITDA will modestly improve versus prior year as our enacted pricing and mix strategies will produce segment EBITDA margins of around 20 percent.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2025, our undrawn capacity under our revolving credit facility was $309.4 million. Over the next twelve months, we expect to fund the following: debt principal repayments, interest payments, capital expenditures, income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, and restructuring activities such as the repositioning of our Performance Chemicals reportable segment as further described within Note 11. In addition, we may also evaluate and consider purchases pursuant to our stock repurchase program (and related excise tax payments), strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $71.5 million at March 31, 2025. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2025, included $67.5 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
Debt and Finance Lease Obligations
Refer to Note 9 for a summary of our outstanding debt obligations and revolving credit facility.
Other Potential Liquidity Needs
Share Repurchases
On July 25, 2022, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock (the "2022 Authorization"), and rescinded the prior outstanding repurchase authorization with respect to the shares that remained unused under the prior authorization. Shares under the 2022 Authorization may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market prevailing conditions and other factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
During the three months ended March 31, 2025 and 2024, we repurchased no common stock. At March 31, 2025, $353.4 million remained unused under the 2022 Authorization.
Capital Expenditures
Projected 2025 capital expenditures are $50-70 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2025.

Cash flow comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
In millions	2025	2024
Net cash provided by (used in) operating activities	$25.4	$(12.1)
Net cash provided by (used in) investing activities	(11.5)	(16.3)
Net cash provided by (used in) financing activities	(11.0)	23.4
Cash flows provided by (used in) operating activities
Cash provided by operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $25.4 million for the three months ended March 31, 2025.
Cash provided by operating activities for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, increased by $37.5 million. This increase was driven by a decrease in CTO resale cash outflows of $26.0 million, increased cash earnings of $7.9 million, a net reduction in trade working capital of $10.2 million (including accounts receivable, inventory, and accounts payable), and lower cash interest paid of $2.4 million. Partially offsetting these cash inflows was increased employee compensation payments of $5.9 million, increased spending on restructuring initiatives of $1.6 million, and an increase in tax payments of $1.5 million as a result of the higher cash earnings.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the three months ended March 31, 2025 was $11.5 million and was primarily driven by capital expenditures of $10.0 million. In the three months ended March 31, 2025 and 2024, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The decrease in Net cash used in investing activities when compared to the prior year period is primarily due to reduced capital expenditures of $6.6 million.

Capital expenditure categories	Three Months Ended March 31,
In millions	2025	2024
Maintenance	$6.0	$9.1
Safety, health and environment	2.6	1.1
Growth and cost improvement	1.4	6.4
Total capital expenditures	$10.0	$16.6
Cash flows provided by (used in) financing activities
Cash used in financing activities in the three months ended March 31, 2025, was $11.0 million and was primarily driven by payments on our revolving credit facility of $100.3 million, partially offset by borrowings on our revolving credit facility and other borrowings of $92.3 million.
Cash provided by financing activities in the three months ended March 31, 2024 was $23.4 million and was primarily driven by borrowings on our revolving credit facility of $81.4 million, partially offset by payments on our revolving credit facility of $55.0 million.
New Accounting Guidance
Refer to Note 2 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated financial statements included in our 2024 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our 2024 Annual Report. Our critical accounting policies have not substantially changed from those described in the 2024 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 27 percent of our net sales in the first three months of 2025. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2025, would have decreased our net sales and income before income taxes by approximately $3.5 million or one percent, and $1.0 million or four percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2024, would have decreased our net sales and income before income taxes by approximately $4.0 million or one percent, and $1.2 million or two percent, respectively.
Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing SOFR-based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.1) million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, approximately $547 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings was 5.80 percent for the period ended March 31, 2025. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2025, would have increased our annual interest expense by approximately $5.5 million or eight percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2024, would have increased our interest expense by approximately $8.5 million or 10 percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which, excluding CTO resales, represented 8 percent and 16 percent of our condensed consolidated cost of sales for the three months ended March 31, 2025 and 2024, respectively. Raw material CTO spend was approximately $10 million during the three months ended March 31, 2025. Comparatively, total raw material CTO spend was approximately $56 million during the three months ended March 31, 2024. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the three months ended March 31, 2025, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales by approximately $1.0 million or one percent, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the three months ended March 31, 2024, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales by approximately $5.6 million or two percent. The repositioning of the Performance Chemicals reportable segment and the termination of the long-term CTO supply contract have significantly reduced the company's volume requirements and exposure to CTO beginning in 2025.
Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately five percent of our cost of goods sold for the three months ended March 31, 2025. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 8 for more information on our natural gas price risk hedging program. For the three months ended March 31, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.9 million or 54 basis points. Comparatively, for the three months ended March 31, 2024, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $1.0 million or 40 basis points. As of March 31, 2025, we had 1.8 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of March 31, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until June 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $1.0 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively.
Other market risks
Information about our other remaining market risks for the period ended March 31, 2025, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2024 Annual Report.
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
As of March 31, 2025, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2024 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2024 Annual Report for the quarter ended March 31, 2025.
Recent changes to tariffs could negatively impact our business.
The U.S. government has imposed or announced new global tariffs, and is considering the imposition of additional tariffs. These new tariffs have resulted in retaliatory measures imposed, announced or under consideration by certain U.S. trading partners, most notably China. These changes to trade policy are expected to make it more difficult or costly for us to export our products and import raw materials. This in turn could require us to increase prices to our customers, which may reduce demand. Such demand reduction or inability to increase customer prices may negatively impact our profitability. The retaliatory tariff measures imposed by China, if not unwound, are expected to significantly lower our margin on Performance Materials and Performance Chemicals products sold from the United States into China. These tariff measures may also result in decreased demand for our customers’ products that incorporate our products, and adversely affect our financial condition and results of operations.
Disruptions at any of our facilities could negatively impact our production, financial condition and results of operations.
Disruptions to any of our manufacturing operations or other facilities due to natural disasters and extreme weather, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood or fire, or other unanticipated problems such as labor difficulties, pandemics, equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, planned or unplanned production slowdowns and shutdowns, turnarounds and outages, could cause operational disruptions of varied duration. Also, many of our production employees are governed by collective bargaining agreements (“CBAs”). The CBA at our Warrington, United Kingdom Advanced Polymer Technologies manufacturing facility with GMB Union is negotiated annually and the parties operate under the prior CBA until new terms are agreed. The CBA at our Covington, Virginia Performance Materials plant with the International Brotherhood of Electrical Workers on behalf of its affiliated Local Union 464 expired on January 15, 2025. The parties began negotiations in the fourth quarter of 2024 and will continue to operate under the same terms and conditions while negotiations are pending. A new CBA at our Crossett, Arkansas Performance Chemicals manufacturing facility with the International Association of Machinists and Aerospace Workers Union ("IAM") was ratified on April 3, 2025, including a Plant Closure and Termination Agreement. Further, the CBA at our Covington, Virginia Plant with the Covington Paperworkers Union Local 675, affiliated with the Association of Western Pulp and Paper Workers will expire on December 1, 2025. It is anticipated that the parties will begin contract renewal negotiations during the fourth quarter of 2025.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2025.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2025	—	$—	—	$353,384,633
February 1-28, 2025	—	$—	—	$353,384,633
March 1-31, 2025	—	$—	—	$353,384,633
Total	—		—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1+†	Offer Letter dated as of March 7, 2025, by and between Ingevity Corporation and David H. Li.

10.2+†	Severance and Change of Control Agreement dated as of March 7, 2025, by and between Ingevity Corporation and David H. Li.

10.3+†	Service Agreement dated as of March 7, 2025, by and between Ingevity UK Limited and Michael Shukov.

10.4*	Cooperation Agreement, dated as of March 30, 2025, by and among Ingevity Corporation, Vision One Fund, LP, and the other persons party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form8-K, as filed with the U.S. Securities and Exchange Commission on March 31, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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
Date: May 6, 2025