Form 10-Q
period 2025-06-30
Ingevity Corp
filed 2025-08-05
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 36,466,285 shares of common stock, $0.01 par value, outstanding at August 1, 2025.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2025	2024	2025	2024
Net sales	$365.1	$390.6	$649.1	$730.7
Cost of sales	227.2	267.4	397.8	507.8
Gross profit	137.9	123.2	251.3	222.9
Selling, general, and administrative expenses	44.2	41.4	87.3	88.6
Research and technical expenses	7.8	7.3	15.5	14.1
Restructuring and other (income) charges, net	21.9	13.1	34.2	75.9
Goodwill impairment charge	183.8	349.1	183.8	349.1
Acquisition-related costs	—	(0.2)	—	0.1
Other (income) expense, net	4.3	23.9	8.4	56.1
Interest expense, net	18.6	23.2	38.0	45.5
Income (loss) before income taxes	(142.7)	(334.6)	(115.9)	(406.5)
Provision (benefit) for income taxes	3.8	(50.9)	10.1	(66.8)
Net income (loss)	$(146.5)	$(283.7)	$(126.0)	$(339.7)

Per share data
Basic earnings (loss) per share	$(4.02)	$(7.81)	$(3.46)	$(9.36)
Diluted earnings (loss) per share	(4.02)	(7.81)	(3.46)	(9.36)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net income (loss)	$(146.5)	$(283.7)	$(126.0)	$(339.7)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	29.5	(2.6)	46.7	(11.7)
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	29.5	(2.6)	46.7	(11.7)
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.4), zero, $(0.4) and $(0.1)	(1.4)	0.1	(1.3)	(0.2)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of zero, $0.2, $0.1 and $0.4	0.1	0.6	0.2	1.1
Total derivative instruments, net of tax provision (benefit) of $(0.4), $0.2, $(0.3) and $0.3	(1.3)	0.7	(1.1)	0.9
Other comprehensive income (loss), net of tax provision (benefit) of $(0.4), $0.2, $(0.3) and $0.3	28.2	(1.9)	45.6	(10.8)
Comprehensive income (loss)	$(118.3)	$(285.6)	$(80.4)	$(350.5)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets

In millions, except share and par value data	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Cash and cash equivalents	$76.9	$68.0
Accounts receivable, net of allowance of $1.0 - 2025 and $0.6 - 2024	193.4	141.0
Inventories, net	220.3	226.8
Prepaid and other current assets	45.4	57.4
Current assets	536.0	493.2
Property, plant, and equipment, net	654.6	658.9
Operating lease assets, net	39.4	50.4
Goodwill	4.3	175.2
Other intangibles, net	279.1	278.8
Deferred income taxes	118.5	117.9
Restricted investment, net of allowance of $0.2 - 2025 and $0.2 - 2024	83.0	81.6
Strategic investments	85.3	87.3
Other assets	77.5	79.3
Total Assets	$1,877.7	$2,022.6
Liabilities
Accounts payable	$101.5	$94.5
Accrued expenses	150.8	58.1
Accrued payroll and employee benefits	25.5	27.7
Current operating lease liabilities	14.8	16.9
Notes payable and current maturities of long-term debt	94.7	61.3
Income taxes payable	5.8	5.6
Current liabilities	393.1	264.1
Long-term debt including finance lease obligations	1,235.6	1,339.7
Noncurrent operating lease liabilities	30.4	36.8
Deferred income taxes	57.1	56.2
Other liabilities	40.8	130.6
Total Liabilities	1,757.0	1,827.4
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2025 and 2024, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,799,949 and 43,630,211 issued and 36,465,192 and 36,350,425 outstanding at 2025 and 2024, respectively)	0.4	0.4
Additional paid-in capital	185.3	176.8
Retained earnings	446.0	572.0
Accumulated other comprehensive income (loss)	4.2	(41.4)
Treasury stock, common stock, at cost (7,334,757 shares - 2025 and 7,279,786 shares - 2024)	(515.2)	(512.6)
Total Equity	120.7	195.2
Total Liabilities and Equity	$1,877.7	$2,022.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2025	2024
Cash provided by (used in) operating activities:
Net income (loss)	$(126.0)	$(339.7)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	50.5	56.9
Non cash operating lease costs	8.3	9.7
Deferred income taxes	(5.1)	(78.6)
Restructuring and other (income) charges, net	34.2	75.9
CTO resales	—	50.0
LIFO charge (liquidation)	(6.5)	2.1
Share-based compensation	8.5	6.7
(Gain) loss on strategic investment	2.5	4.7
Goodwill impairment charge	183.8	349.1
Other non-cash items	5.9	7.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(49.1)	(33.1)
Inventories, net	17.8	1.5
Prepaid and other current assets	(2.0)	6.7
Planned major maintenance outage	(3.0)	(2.8)
Accounts payable	6.1	(13.4)
Accrued expenses	(8.2)	(1.7)
Accrued payroll and employee benefits	(2.5)	1.4
Income taxes	9.7	(10.8)
Restructuring and other cash outflow, net	(23.1)	(22.9)
Operating leases	(10.5)	(10.7)
CTO resales cash inflow (outflow), net	6.2	(45.3)
Changes in other operating assets and liabilities, net	6.9	4.4
Net cash provided by (used in) operating activities	$104.4	$17.6
Cash provided by (used in) investing activities:
Capital expenditures	$(22.2)	$(34.7)
Proceeds from disposition of assets	3.6	—
Other investing activities, net	4.3	0.6
Net cash provided by (used in) investing activities	$(14.3)	$(34.1)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$158.5	$120.2
Payments on revolving credit facility and other borrowings	(229.3)	(83.1)
Finance lease obligations, net	(0.6)	(0.6)
Tax payments related to withholdings on vested equity awards	(2.6)	(2.8)
Net cash provided by (used in) financing activities	$(74.0)	$33.7
Increase (decrease) in cash, cash equivalents, and restricted cash	16.1	17.2
Effect of exchange rate changes on cash	4.4	(3.8)
Change in cash, cash equivalents, and restricted cash	20.5	13.4
Cash, cash equivalents, and restricted cash at beginning of period	86.6	111.9
Cash, cash equivalents, and restricted cash at end of period(1)	$107.1	$125.3
(1)
Includes restricted cash of $30.2 million and $17.9 million and cash and cash equivalents of $76.9 million and $107.4 million at June 30, 2025 and 2024, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$37.2	$42.3
Cash paid for income taxes, net of refunds	5.6	22.2
Purchases of property, plant, and equipment in accounts payable	2.3	1.8
Leased assets obtained in exchange for new operating lease liabilities	0.4	1.9
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
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
June 30, 2025
(Unaudited)

2027 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Condensed Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Performance Materials segment	$153.9	$157.2	$300.7	$302.3
Road Technologies product line	119.5	129.1	163.8	174.8
Industrial Specialties product line (1)	48.4	56.4	99.1	157.7
Performance Chemicals segment	$167.9	$185.5	$262.9	$332.5
Advanced Polymer Technologies segment	$43.3	$47.9	$85.5	$95.9
Net sales	$365.1	$390.6	$649.1	$730.7
_______________
(1) The reduction in the industrial specialties product line from 2024 to 2025 was due to the repositioning actions taken to improve the Performance Chemicals reportable segment, refer to Note 11 for more information.
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
North America (1)	$228.4	$235.6	$386.6	$438.3
Asia Pacific (1)	78.2	86.7	150.5	165.1
Europe, Middle East, and Africa	46.8	55.3	90.4	103.6
South America	11.7	13.0	21.6	23.7
Net sales	$365.1	$390.6	$649.1	$730.7
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and six months ended June 30, 2025, are the U.S., which totaled $205.2 million and $345.5 million, respectively, and China, which totaled $38.8 million and $74.2 million, respectively. Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and six months ended June 30, 2024 are the U.S., which totaled $209.3 million and $393.1 million, respectively, and China, which totaled $40.4 million and $82.6 million, respectively.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	June 30,
In millions	2025	2024
Beginning balance	$6.5	$11.2
Contract asset additions	5.6	4.8
Reclassification to accounts receivable, billed to customers	(5.0)	(8.3)
Ending balance (1)	$7.1	$7.7
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2025
Assets:
Deferred compensation plan investments (4)	$3.8	$—	$—	$3.8
Total assets	$3.8	$—	$—	$3.8
Liabilities:
Deferred compensation arrangement (4)	$16.5	$—	$—	$16.5
Total liabilities	$16.5	$—	$—	$16.5

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2024
Assets:
Deferred compensation plan investments (4)	$3.7	$—	$—	$3.7
Total assets	$3.7	$—	$—	$3.7
Liabilities:
Deferred compensation arrangement (4)	$15.9	$—	$—	$15.9
Total liabilities	$15.9	$—	$—	$15.9
_______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $17.3 million and $16.5 million at June 30, 2025 and December 31, 2024, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended June 30, 2025, and December 31, 2024.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.9 million and $15.4 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had approximately $4.6 million of unfunded commitments associated with a venture capital fund investment accounted for under the equity method of accounting. We anticipate this will be paid over a period of 10 years, beginning from the fourth quarter of 2022.
For the three and six months ended June 30, 2024, the company recognized a $0.1 million gain related to the sale of an equity method investment. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended June 30, 2025 and December 31, 2024, respectively.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $69.4 million and $71.9 million at June 30, 2025 and December 31, 2024, respectively.
During the second quarter of 2025 and the first quarter of 2024, the company identified trigger events indicating that certain investments being accounted for under the measurement alternative may be impaired. For the three and six months ended June 30, 2025, the company recognized an impairment of $2.5 million recorded in "Other (income) expense, net" on the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the company recognized an impairment of zero and $4.8 million, respectively, recorded in "Other (income) expense, net" on the condensed consolidated statements of operations.
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
At June 30, 2025 and December 31, 2024, the carrying value of our restricted investment was $83.0 million and $81.6 million, net of an allowance for credit losses of $0.2 million and $0.2 million, and included restricted cash of $29.8 million and $18.2 million, respectively. The fair value at June 30, 2025 and December 31, 2024 was $82.2 million and $80.3 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
June 30, 2025	$13.2	10.5	13.1	6.6	10.0	$53.4
December 31, 2024	$13.2	10.3	23.3	6.8	10.0	$63.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Debt and Finance Lease Obligations

In millions	June 30, 2025	December 31, 2024
Variable interest rate debt (1)	$484.5	$555.2
Fixed rate debt (2)	750.0	750.0
Finance lease obligations (3)	99.5	100.0
Total debt including finance lease obligations	$1,334.0	$1,405.2
_______________
(1) For both periods presented, the carrying value of our variable interest rate debt, including the impact of a $200.0 million floating-to-fixed interest rate swap, and excluding debt issuance fees is considered a reasonable estimate of the fair value.
(2) The carrying value of our fixed interest rate debt, for both periods presented, included the impact of a $200.0 million floating-to-fixed interest rate swap. As of June 30, 2025 and December 31, 2024, the fair value of our fixed rate debt was $725.5 million and $703.2 million, respectively, based on Level 2 inputs.
(3) At June 30, 2025 and December 31, 2024, the fair value of our $80.0 million finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site was $82.1 million and $82.2 million, respectively, based on Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
Note 5: Inventories, net

In millions	June 30, 2025	December 31, 2024
Raw materials	$61.5	$97.6
Production materials, stores, and supplies	26.3	25.0
Finished and in-process goods	178.0	186.2
Subtotal	$265.8	$308.8
Less: LIFO reserve	(45.5)	(82.0)
Inventories, net	$220.3	$226.8
During the six months ended June 30, 2025, lower raw material prices, primarily Crude Tall Oil ("CTO") within our Performance Chemicals reportable segment domestic inventory, resulted in a reduction to our LIFO reserve. Additionally, LIFO inventory quantities, primarily in our Performance Chemicals reportable segment domestic inventory, were reduced, which led to liquidations of LIFO inventory quantities. These planned reductions in inventory are not expected to be replaced by the end of the year and have resulted in a pre-tax decrease to the LIFO reserve of $6.5 million, recorded in "Cost of sales" on our condensed consolidated statement of operations.
Note 6: Property, Plant, and Equipment, net

In millions	June 30, 2025	December 31, 2024
Machinery and equipment	$1,325.4	$1,296.4
Buildings and leasehold improvements	231.1	224.3
Land and land improvements	26.4	26.2
Construction in progress	65.1	68.9
Total cost	$1,648.0	$1,615.8
Less: accumulated depreciation	(993.4)	(956.9)
Property, plant, and equipment, net	$654.6	$658.9

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
Balance as of December 31, 2024 (1)	$4.3	$—	$170.9	$175.2
Foreign currency translation	—	—	12.9	12.9
Goodwill impairment charge	—	—	(183.8)	(183.8)
Balance as of June 30, 2025	$4.3	$—	$—	$4.3
_______________
(1) Includes accumulated impairment losses of $349.1 million related to the Performance Chemicals reportable segment.
Goodwill Impairment Charge - Advanced Polymer Technologies
During the second quarter of 2025, the announcements and subsequent modifications of international tariffs escalated global trade tensions and contributed to increased consumer uncertainty, which negatively impacted parts of our businesses, particularly Advanced Polymer Technologies (“APT”). As a result, we conducted an analysis of the APT reporting unit’s goodwill, intangible assets, and long-lived assets. This analysis incorporated revised expectations regarding the pace and strength of industrial demand recovery in key markets. In addition, the macroeconomic changes experienced during the quarter contributed to unfavorable movements in key valuation inputs, including an increase in the risk-free rate used in calculating the discount rate.
Our analysis included significant assumptions such as the revenue growth rate, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margin, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, we concluded that the carrying value of the APT reporting unit exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit. The charge is included within Goodwill impairment charge on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.
Goodwill Impairment Charge - Performance Chemicals
During the second quarter of 2024, our contracted long-term supplier of CTO provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals reporting unit. We performed an analysis of the reporting unit’s goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rate, EBITDA margin, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, we concluded that the carrying value of the Performance Chemicals reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $349.1 million, which represented all of the goodwill within the Performance Chemicals' reportable segment. The charge was included within Goodwill impairment charge on the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2024	$264.9	$91.4	$88.7	$445.0
Retirements	—	—	(1.8)	(1.8)
Foreign currency translation	15.0	6.3	6.0	27.3
June 30, 2025	$279.9	$97.7	$92.9	$470.5
Accumulated Amortization
December 31, 2024	$(88.4)	$(35.4)	$(42.4)	$(166.2)
Amortization	(7.6)	(2.8)	(4.8)	(15.2)
Retirements	—	—	0.9	0.9
Foreign currency translation	(5.5)	(2.1)	(3.3)	(10.9)
June 30, 2025	$(101.5)	$(40.3)	$(49.6)	$(191.4)
Other intangibles, net	$178.4	$57.4	$43.3	$279.1
_______________
(1) Represents trademarks, trade names, and know-how.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	June 30, 2025	December 31, 2024
Performance Materials	$1.1	$1.2
Performance Chemicals	97.0	102.5
Advanced Polymer Technologies	181.0	175.1
Other intangibles, net	$279.1	$278.8
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Selling, general, and administrative expenses	$7.7	$7.5	$15.2	$17.0
Restructuring and other (income) charges, net (1)	—	—	—	22.1
Total amortization expense	$7.7	$7.5	$15.2	$39.1
_______________
(1) Amounts recorded to Restructuring and other (income) charges, net are not included within segment depreciation and amortization.
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $15.0 million for the remainder of 2025, 2026 - $29.5 million, 2027 - $29.5 million, 2028 - $29.5 million, and 2029 - $29.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of June 30, 2025, there were $4.3 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of $(0.3) million and $0.1 million at June 30, 2025 and December 31, 2024, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Commodity Price Risk Management
As of June 30, 2025, we had 1.8 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of June 30, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.5) million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 4.32 percent as of June 30, 2025, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.2) million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.
Effect of Cash Flow Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedging derivatives
Currency exchange contracts	$(0.4)	$0.1	$(0.2)	$—	Net sales
Natural gas contracts	(1.4)	—	0.1	(0.8)	Cost of sales
Interest rate swap contracts	—	—	—	—	Interest expense, net
Total	$(1.8)	$0.1	$(0.1)	$(0.8)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedging derivatives
Currency exchange contracts	$(0.5)	$0.1	$(0.2)	$—	Net sales
Natural gas contracts	(0.4)	(0.4)	(0.1)	(1.5)	Cost of sales
Interest rate swap contracts	(0.8)	—	—	—	Interest expense, net
Total	$(1.7)	$(0.3)	$(0.3)	$(1.5)
Within the next twelve months, we expect to reclassify $0.4 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of June 30, 2025, or December 31, 2024.

	June 30, 2025
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.2	$—	$0.2
Total assets	$—	$0.2	$—	$0.2
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Currency exchange contracts (6)	—	0.5	—	0.5
Interest rate swap contracts (7)	—	0.2	—	0.2
Total liabilities	$—	$1.2	$—	$1.2

	December 31, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Natural gas contracts (4)	$—	$0.4	$—	$0.4
Currency exchange contracts (4)	—	0.2	—	0.2
Interest rate swap contracts (5)	—	0.6	—	0.6
Total assets	$—	$1.2	$—	$1.2
Liabilities:
Natural gas contracts (6)	$—	$0.1	$—	$0.1
Currency exchange contracts (6)	—	0.1	—	0.1
Total liabilities	$—	$0.2	$—	$0.2
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	June 30, 2025	December 31, 2024
Revolving Credit Facility and other lines of credit (1)(2)	$591.0	$695.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	99.5	100.0
Accounts receivable securitization (4)	91.4	58.3
Other notes payable	2.1	1.9
Total debt including finance lease obligations	$1,334.0	$1,405.2
Less: debt issuance costs	3.7	4.2
Total debt including finance lease obligations, net of debt issuance costs	$1,330.3	$1,401.0
Less: debt maturing within one year (5)	94.7	61.3
Long-term debt including finance lease obligations	$1,235.6	$1,339.7
_______________
(1) Letters of credit outstanding under the revolving credit facility were $9.0 million and $2.6 million and available funds under the facility were $400.0 million and $302.4 million at June 30, 2025 and December 31, 2024, respectively.
(2) The effective interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 6.59 percent and 7.48 percent for the period ended June 30, 2025 and December 31, 2024, respectively.
(3) As of June 30, 2025 and December 31, 2024, $80.0 million of the finance lease obligations upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $83.0 million and $81.6 million as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The effective interest rate associated with our accounts receivable securitization program was 5.25 percent and 6.65 percent for the period ended June 30, 2025 and December 31, 2024, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries’ ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of June 30, 2025.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended June 30, 2025 was 2.9, and our actual interest coverage for the four consecutive quarters ended June 30, 2025 was 5.0. We were in compliance with all covenants under the credit agreement at June 30, 2025.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2024	43,630	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	20.5	—	—	20.5
Other comprehensive income (loss)	—	—	—	—	17.4	—	17.4
Common stock issued	155	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.1	—	—	—	4.1
Balance at March 31, 2025	43,785	$0.4	$180.9	$592.5	$(24.0)	$(515.2)	$234.6
Net income (loss)	—	—	—	(146.5)	—	—	(146.5)
Other comprehensive income (loss)	—	—	—	—	28.2	—	28.2
Common stock issued	15	—	—	—	—	—	—
Share-based compensation plans	—	—	4.4	—	—	—	4.4
Balance at June 30, 2025	43,800	$0.4	$185.3	$446.0	$4.2	$(515.2)	$120.7

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2023	43,447	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(56.0)	—	—	(56.0)
Other comprehensive income (loss)	—	—	—	—	(8.9)	—	(8.9)
Common stock issued	138	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.3	—	—	—	4.3
Balance at March 31, 2024	43,585	$0.4	$169.2	$946.3	$(35.6)	$(512.1)	$568.2
Net income (loss)	—	—	—	(283.7)	—	—	(283.7)
Other comprehensive income (loss)	—	—	—	—	(1.9)	—	(1.9)
Common stock issued	20	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share-based compensation plans	—	—	2.4	—	—	—	2.4
Balance at June 30, 2024	43,605	$0.4	$171.6	$662.6	$(37.5)	$(512.3)	$284.8

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$(27.2)	$(34.7)	$(44.4)	$(25.6)
Net gains (losses) on foreign currency translation	29.5	(2.6)	46.7	(11.7)
Other comprehensive income (loss), net of tax	29.5	(2.6)	46.7	(11.7)
Ending balance	$2.3	$(37.3)	$2.3	$(37.3)

Derivative instruments
Beginning balance	$0.7	$(1.4)	$0.5	$(1.6)
Gains (losses) on derivative instruments	(1.8)	0.1	(1.7)	(0.3)
Less: tax provision (benefit)	(0.4)	—	(0.4)	(0.1)
Net gains (losses) on derivative instruments	(1.4)	0.1	(1.3)	(0.2)
(Gains) losses reclassified to net income	0.1	0.8	0.3	1.5
Less: tax (provision) benefit	—	0.2	0.1	0.4
Net (gains) losses reclassified to net income	0.1	0.6	0.2	1.1
Other comprehensive income (loss), net of tax	(1.3)	0.7	(1.1)	0.9
Ending balance	$(0.6)	$(0.7)	$(0.6)	$(0.7)

Pension and other postretirement benefits
Beginning balance	$2.5	$0.5	$2.5	$0.5
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$2.5	$0.5	$2.5	$0.5

Total AOCI ending balance at June 30	$4.2	$(37.5)	$4.2	$(37.5)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Derivative instruments
Currency exchange contracts (1)	$(0.2)	$—	$(0.2)	$—
Natural gas contracts (1)	0.1	(0.8)	(0.1)	(1.5)
Total before tax	(0.1)	(0.8)	(0.3)	(1.5)
(Provision) benefit for income taxes	—	0.2	0.1	0.4
Amount included in net income (loss)	$(0.1)	$(0.6)	$(0.2)	$(1.1)
_______________
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three and six months ended June 30, 2025 and 2024, we repurchased no common stock. At June 30, 2025, $353.4 million remained unused under the 2022 Authorization.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Restructuring charges	$21.9	$10.0	$34.2	$72.3
Other (income) charges, net	—	3.1	—	3.6
Total Restructuring and other (income) charges, net	$21.9	$13.1	$34.2	$75.9
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals repositioning	$—	$8.9	$3.3	$12.2
Other (3)	1.7	3.7	4.3	9.7
Three Months Ended June 30, 2025	$1.7	$12.6	$7.6	$21.9
Performance Chemicals repositioning	$1.0	$7.2	$1.8	$10.0
Three Months Ended June 30, 2024	$1.0	$7.2	$1.8	$10.0

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals repositioning	$—	$20.1	$3.2	$23.3
Other (3)	2.5	4.0	4.4	10.9
Six Months Ended June 30, 2025	$2.5	$24.1	$7.6	$34.2
Performance Chemicals repositioning	$3.1	$12.4	$56.8	$72.3
Six Months Ended June 30, 2024	$3.1	$12.4	$56.8	$72.3
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
(3) During 2024 and 2025, we took further steps to streamline our cost structure and improve profitability, resulting in additional restructuring charges for the three and six months ended June 30, 2025 of $9.7 million and $10.9 million, respectively.

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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

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
Expected Charges
We expect to incur aggregate charges of approximately $365 million, excluding the CTO resale activity as described below, associated with the Performance Chemicals repositioning, consisting of approximately $255 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs.
Through June 30, 2025, we have incurred $335.1 million associated with these actions, including $248.0 million of non-cash asset-related charges, and $87.1 million of charges to be settled in cash. As of June 30, 2025, $71.1 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately$10 to $15 million during the remainder of 2025.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits hindered our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges for the three and six months ended June 30, 2024, respectively. These charges were made to adjust the carrying value of the affected inventory to its estimated realizable value, net of disposal costs, and are recorded to "Cost of sales" on the condensed consolidated statements of operations. Since these inventory charges are directly attributable to the Performance Chemicals repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded such impact from the financial results of our Performance Chemicals reportable segment. Refer to Note 14 for more information.
CTO Resale Activity
The CTO resale activity described below ended in 2024 and no excess CTO volumes were on hand at June 30, 2025. The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and six months ended June 30 2024, we incurred $23.5 million and $50.0 million, respectively, of CTO resale losses, which are recorded as "Other (income) expense, net" on the condensed consolidated statements of operations.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Other (income) charges, net
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company (“WestRock”) paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan, which was completed in 2024, to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three and six months ended June 30, 2024, we incurred charges of $3.1 million and $3.6 million, respectively.
Restructuring and Other (Income) Charges, net Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2024 (1)	Reserve (2)	Payments	Other (3)	6/30/2025 (1)
Severance and other employee-related costs	$4.2	2.5	(4.7)	—	$2.0
Other charges (income)	0.9	24.1	(18.4)		6.6
Restructuring	5.1	26.6	(23.1)	—	8.6
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$5.1	26.6	(23.1)	—	$8.6
_______________
(1) Included in "Accrued expenses" on the condensed consolidated balance sheets.
(2) Includes severance and other employee-related costs, exited leases, CTO supply contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
(3) Primarily foreign currency translation adjustments.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate (1)	(2.7)%	15.2%	(8.7)%	16.4%
_______________
(1) The decrease in the effective rate for the three and six months ended June 30, 2025, was primarily due to the goodwill impairment charge within our Advanced Polymers Technologies reportable segment, resulting in an overall book loss with a net tax liability.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

The below table provides a reconciliation between our reported effective tax rates and the EAETR.

	Three Months Ended June 30,
	2025			2024
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(142.7)	$3.8	(2.7)%	$(334.6)	$(50.9)	15.2%
Discrete items:
Restructuring and other (income) charges, net (1)	21.9	5.2		10.0	2.4
(Gain) loss on strategic investments (2)	2.5	0.6		(0.1)	—
Goodwill impairment (3)	183.8	5.1		349.1	57.0
Proxy contest charges (4)	0.3	0.1		—	—
Other tax only discrete items	—	(0.2)		—	(0.5)
Total discrete items	208.5	10.8		359.0	58.9
Consolidated operations, before discrete items	$65.8	$14.6		$24.4	$8.0
EAETR (5)			22.2%			33.5%

	Six Months Ended June 30,
	2025			2024
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Consolidated operations	$(115.9)	$10.1	(8.7)%	$(406.5)	$(66.8)	16.4%
Discrete items:
Restructuring and other (income) charges, net (1)	34.2	8.1		74.8	17.5
(Gain) loss on strategic investments (2)	2.5	0.6		4.7	1.1
Goodwill impairment (3)	183.8	5.1		349.1	57.0
Proxy contest charges (4)	8.2	1.9		—	—
Other tax only discrete items	—	(0.6)		—	(1.4)
Total discrete items	228.7	15.1		428.6	74.2
Consolidated operations, before discrete items	$112.8	$25.2		$22.1	$7.4
EAETR (5)			22.3%			34.5%
_______________
(1) See Note 11 for further information. For the three and six months ended June 30, 2024, the charge includes zero and $2.5 million of lower of cost or market charges associated with the Performance Chemicals repositioning. Amounts are included in "Cost of sales" on the condensed consolidated statements of operations.
(2) See Note 4 for further information.
(3) See Note 7 for further information.
(4) See Note 14 for further information.
(5) Decrease in EAETR for the three and six months ended June 30, 2025, as compared to June 30, 2024, primarily reflects a shift in the projected mix of earnings across jurisdictions with varying tax rates, most notably in the U.S. Additionally, the increase in U.S. taxable income in 2025 is driving an increased benefit from the foreign-derived intangible income deduction as compared to 2024. The EAETR tax percentage shown for three and six months ended June 30, 2024 may not precisely recalculate due to rounding.
At June 30, 2025 and December 31, 2024, we had deferred tax assets of $12.0 million and $11.0 million, respectively, resulting from certain historical net operating losses from our Brazil and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2025, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two’s intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ended June 30, 2025.
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
We disagree with the verdict, including the court’s application of the law and entry of judgment. Therefore, on March 13, 2024, we appealed the verdict as well as the U.S. District Court’s November 2020 dismissal of our patent infringement claims against BASF. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding. Final resolution of these appeals could take up to 12 months.
As of June 30, 2025, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024. The full amount of the trebled jury's verdict, $85.0 million, is accrued in "Accrued expenses" on the condensed consolidated balance sheets as of June 30, 2025 and the charge was included within "Other (income) expense, net" on the condensed consolidated statements of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. We expect that final resolution of these appeals will be complete within twelve months of the balance sheet date and, as a result, have reclassified the full amount of the verdict and post-judgment interest accrued to "Current liabilities." As of June 30, 2025 and December 31, 2024, the total amount accrued, inclusive of post-judgement interest, was $93.4 million and $91.4 million, respectively. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Note 14: Segment Information
Ingevity’s reportable segments are (i) Performance Materials ("PM"), (ii) Performance Chemicals ("PC"), and (iii) Advanced Polymer Technologies ("APT"). Our reportable segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Segment EBITDA is the primary measure used by the chief operating decision maker ("CODM"), the CEO and President of Ingevity, to evaluate the performance of and allocate resources among our reportable segments. The CODM utilizes Segment EBITDA for each reportable segment in the annual budgeting and forecasting process. Segment EBITDA enables the CODM to compare each business and make informed and consistent resource allocation decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Segment EBITDA (1)(2)
Performance Materials	$77.1	$82.2	$156.2	$160.2
Performance Chemicals	32.0	9.3	31.7	(1.3)
Advanced Polymer Technologies	0.9	9.8	13.4	19.3
Total Segment EBITDA (1)(2)	$110.0	$101.3	$201.3	$178.2
Interest expense, net	(18.6)	(23.2)	(38.0)	(45.5)
(Provision) benefit for income taxes	(3.8)	50.9	(10.1)	66.8
Depreciation and amortization	(25.6)	(27.3)	(50.5)	(56.9)
Restructuring and other income (charges), net (3)	(21.9)	(13.1)	(34.2)	(75.9)
Goodwill impairment charge (4)	(183.8)	(349.1)	(183.8)	(349.1)
Acquisition and other-related income (costs), net (5)	—	0.2	—	(0.1)
Inventory charges (6)	—	—	—	(2.5)
Loss on CTO resales (7)	—	(23.5)	—	(50.0)
Gain (loss) on strategic investments (8)	(2.5)	0.1	(2.5)	(4.7)
Proxy contest charges (9)	(0.3)	—	(8.2)	—
Net income (loss)	$(146.5)	$(283.7)	$(126.0)	$(339.7)
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Three Months Ended June 30,
	2025			2024
In millions, except per share data	PM	PC	APT	PM	PC	APT
Net sales (i)	$153.9	$167.9	$43.3	$157.2	$185.5	$47.9
Less:
Cost of sales (ii) (iii)	58.8	117.2	35.7	61.4	156.2	32.4
Selling, general, and administrative expenses (ii) (iv)	16.3	18.8	6.8	13.4	19.8	5.6
Other (income) expense, net (ii) (v)	1.7	(0.1)	(0.1)	0.2	0.2	0.1
Segment EBITDA	$77.1	$32.0	$0.9	$82.2	$9.3	$9.8

	Six Months Ended June 30,
	2025			2024
In millions, except per share data	PM	PC	APT	PM	PC	APT
Net sales (i)	$300.7	$262.9	$85.5	$302.3	$332.5	$95.9
Less:
Cost of sales (ii) (iii)	113.2	194.6	59.3	113.5	292.1	64.8
Selling, general, and administrative expenses (ii) (iv)	32.7	37.6	12.7	28.4	40.9	11.4
Other (income) expense, net (ii) (v)	(1.4)	(1.0)	0.1	0.2	0.8	0.4
Segment EBITDA	$156.2	$31.7	$13.4	$160.2	$(1.3)	$19.3
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Performance Materials	$—	$—	$—	$0.1
Performance Chemicals	16.0	13.1	27.7	75.9
Advanced Polymer Technologies	5.9	—	6.5	(0.1)
Restructuring and other (income) charges, net	$21.9	$13.1	$34.2	$75.9

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

(4) For the three and six months ended June 30, 2025, charge relates to the Advanced Polymer Technologies reportable segment. For the three and six months ended June 30, 2024, charge relates to the Performance Chemicals reportable segment. Refer to note 7 for more information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Performance Materials	$—	$(0.1)	$—	$(0.1)
Performance Chemicals	—	—	—	4.8
Advanced Polymer Technologies	2.5	—	2.5	—
(Gain) loss on strategic investments	$2.5	$(0.1)	$2.5	$4.7
(9) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Performance Materials	$9.9	$9.7	$19.8	$19.3
Performance Chemicals	7.4	10.1	14.7	22.5
Advanced Polymer Technologies	8.3	7.5	16.0	15.1
Total depreciation and amortization	$25.6	$27.3	$50.5	$56.9

Capital expenditures	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Performance Materials	$6.9	$9.3	$12.0	$16.6
Performance Chemicals	1.6	5.7	2.8	11.9
Advanced Polymer Technologies	3.7	3.1	7.4	6.2
Total capital expenditures	$12.2	$18.1	$22.2	$34.7

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited)

Total assets
In millions	June 30, 2025	December 31, 2024
Performance Materials	$853.2	$824.3
Performance Chemicals	558.2	567.1
Advanced Polymer Technologies (1)	406.2	568.2
Total segment assets (2)	$1,817.6	$1,959.6
Corporate and other	60.1	63.0
Total assets	$1,877.7	$2,022.6
_______________
(1) The decline in the Advanced Polymer Technologies reportable segment in 2025, as compared to 2024, was driven by the Goodwill impairment charge. Refer to note 7 for more information.
(2) Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."
Note 15: Earnings (Loss) per Share

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2025	2024	2025	2024
Net income (loss)	$(146.5)	$(283.7)	$(126.0)	$(339.7)

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share	$(4.02)	$(7.81)	$(3.46)	$(9.36)
Diluted earnings (loss) per share	(4.02)	(7.81)	(3.46)	(9.36)

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,461	36,335	36,422	36,299
Weighted average additional shares assuming conversion of potential common shares	—	—	—	—
Shares - diluted basis (1)	36,461	36,335	36,422	36,299
_______________
(1) For the three and six months ended June 30, 2025 and 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss for the period.

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Average number of potential common shares - antidilutive	438	198	368	229

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
Recent Developments and Updates
Measurement Alternative Investments
During the second quarter of 2025, the company identified a trigger event indicating that an investment being accounted for under the measurement alternative may be impaired. For the three and six months ended June 30, 2025, the company recognized an impairment of $2.5 million recorded in "Other (income) expense, net" on the condensed consolidated statements of operations.
Goodwill Impairment Charge - Advanced Polymer Technologies
During the second quarter of 2025, the announcements and subsequent modifications of international tariffs escalated global trade tensions and contributed to increased consumer uncertainty, which negatively impacted parts of our businesses, particularly Advanced Polymer Technologies (“APT”). As a result, we conducted an analysis of the APT reporting unit’s goodwill, intangible assets, and long-lived assets. This analysis incorporated revised expectations regarding the pace and strength of industrial demand recovery in key markets. In addition, the macroeconomic changes experienced during the quarter contributed to unfavorable movements in key valuation inputs, including an increase in the risk-free rate used in calculating the discount rate.
Our analysis included significant assumptions such as the revenue growth rate, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margin, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.

Based on the results of the quantitative analysis, we concluded that the carrying value of the APT reporting unit exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit. The charge is included within Goodwill impairment charge on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.
One Big Beautiful Bill
On July 4, 2025, the President signed into law the One Big Beautiful Bill ("OBBB"), which includes a comprehensive tax reform package that significantly modifies U.S. federal tax policy. We are currently evaluating the impacts of the OBBB, with preliminary observations indicating a notable impact on cash taxes due to the ability to accelerate deductions. We currently expect the OBBB will have minimal impact to our effective tax rate for 2025.
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
Expected Charges
We expect to incur aggregate charges of approximately $365 million, excluding the CTO resale activity as described below, associated with the Performance Chemicals repositioning, consisting of approximately $255 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs.
Through June 30, 2025, we have incurred $335.1 million associated with these actions, including $248.0 million of non-cash asset-related charges, and $87.1 million of charges to be settled in cash. As of June 30, 2025, $71.1 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately$10 to $15 million during the remainder of 2025.

Inventory Charges
The company believes the collective actions of workforce, operational, and regional business exits hindered our ability to dispose of the associated inventory on hand. As a result, we recorded zero and $2.5 million of non-cash, lower of cost or market, inventory charges for the three and six months ended June 30, 2024, respectively. These charges were made to adjust the carrying value of the affected inventory to its estimated realizable value, net of disposal costs, and are recorded to "Cost of sales" on the condensed consolidated statements of operations. Since these inventory charges are directly attributable to the Performance Chemicals repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded such impact from the financial results of our Performance Chemicals reportable segment. Refer to Note 14 for more information.
CTO Resale Activity
The CTO resale activity described below ended in 2024 and no excess CTO volumes were on hand at June 30, 2025. The DeRidder Plant closure, and the corresponding reduction in CTO refining capacity, significantly reduced our CTO volume requirements. However, we were obligated, under an existing CTO supply contract, to purchase CTO volumes through 2025 at amounts in excess of the CTO volumes needed to support our business operations. To manage this excess inventory, we sold CTO volumes (herein referred to as "CTO resales") in the open market. For the three and six months ended June 30 2024, we incurred $23.5 million and $50.0 million, respectively, of CTO resale losses, which are recorded as "Other (income) expense, net" on the condensed consolidated statements of operations.
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
Expected Savings and Impact
The Performance Chemicals repositioning, which began in November 2023, is focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. For the three and six months ended June 30, 2025, we realized cash savings of approximately $11 million and $19 million, including $8 million and $14 million in Cost of sales, $3 million and $4 million in Selling, general, and administrative expenses, and zero and $1 million in Research and technical expenses, respectively.
Since November of 2023, we have realized total cash savings of approximately $103 million, including $82 million in Cost of sales, $16 million in Selling, general, and administrative expenses, and $5 million in Research and technical expenses, respectively. All cash savings have been realized as of June 30, 2025.
These cash savings have been derived from headcount reductions, plant operating efficiencies, and reduced supply chain costs. Collectively, these savings have been realized in the following financial statement captions: approximately 70-80 percent in Cost of sales, approximately 15-25 percent in Selling, general, and administrative expenses, and approximately 5 percent in Research and technical expenses, all presented on our condensed consolidated statements of operations.
In addition to the cash savings, we have realized savings of approximately $12 million in lower full year depreciation and intangible amortization expenses, respectively. All savings have been realized as of June 30, 2025.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net sales	$365.1	$390.6	$649.1	$730.7
Cost of sales	227.2	267.4	397.8	507.8
Gross profit	137.9	123.2	251.3	222.9
Selling, general, and administrative expenses	44.2	41.4	87.3	88.6
Research and technical expenses	7.8	7.3	15.5	14.1
Restructuring and other (income) charges, net	21.9	13.1	34.2	75.9
Goodwill impairment charge	183.8	349.1	183.8	349.1
Acquisition-related costs	—	(0.2)	—	0.1
Other (income) expense, net	4.3	23.9	8.4	56.1
Interest expense, net	18.6	23.2	38.0	45.5
Income (loss) before income taxes	(142.7)	(334.6)	(115.9)	(406.5)
Provision (benefit) for income taxes	3.8	(50.9)	10.1	(66.8)
Net income (loss)	$(146.5)	$(283.7)	$(126.0)	$(339.7)
Q2 2025 Performance Summary
Net sales declined primarily due to reduced performance in the Performance Chemicals segment, specifically within the road technologies and industrial specialties product lines. The decrease in industrial specialties sales was largely driven by strategic repositioning efforts aimed at reducing exposure to lower-margin end-use markets, resulting in an estimated $5 million reduction in quarterly sales. Additionally, unusually wet weather across much of the U.S. delayed road construction projects, negatively impacting the road technologies line. Further contributing factors included weaker customer demand, that accelerated toward the end of the quarter as a result of indirect tariff impacts within the Advanced Polymer Technologies reportable segment.
Net sales
The table below shows the 2025 Net sales and variances from 2024:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2025 vs. 2024	$390.6	(37.6)	10.5	1.6	$365.1
Six months ended June 30, 2025 vs. 2024	$730.7	(93.0)	10.5	0.9	$649.1
Three Months Ended June 30, 2025 vs 2024
The Net sales decrease of $25.5 million in 2025 was driven by a volume decline of $37.6 million (10 percent). This decline was partially offset by favorable pricing and sales mix of $10.5 million (three percent) and favorable foreign currency exchange of $1.6 million (zero percent).
Six Months Ended June 30, 2025 vs. 2024
The Net sales decrease of $81.6 million in 2025 was driven by a volume decline of $93.0 million (13 percent). This decline was partially offset by favorable pricing and sales mix of $10.5 million (one percent) and favorable foreign currency exchange of $0.9 million (zero percent).

Gross Profit
Three Months Ended June 30, 2025 vs. 2024
Gross profit increase of $14.7 million was driven primarily by favorable pricing and sales mix of $11.4 million, decreased manufacturing costs of $11.2 million, and a LIFO liquidation benefit of $4.1 million. This increase was partially offset by unfavorable sales volume of $11.5 million, and unfavorable foreign currency exchange of $0.5 million. Gross profit for the three months ended June 30, 2025 includes realized savings of $8.0 million from the Performance Chemicals repositioning actions initiated in 2023.
Six Months Ended June 30, 2025 vs. 2024
Gross profit increase of $28.4 million was driven primarily by decreased manufacturing costs of $29.4 million, favorable pricing and sales mix of $9.8 million, and a LIFO liquidation benefit of $8.6 million. This increase was partially offset by unfavorable sales volume of $19.2 million, and unfavorable foreign currency exchange of $0.2 million. Gross profit for the six months ended June 30, 2025 includes realized savings of $14.0 million from the Performance Chemicals repositioning actions initiated in 2023.
Selling, general and administrative expenses
Three Months Ended June 30, 2025 vs 2024
SG&A was $44.2 million (12 percent of Net sales) and $41.4 million (11 percent of Net sales) for the three months ended June 30, 2025 and 2024, respectively. Overall, SG&A increased by $2.8 million (seven percent) driven by increased variable incentive compensation of $3.8 million, and increased spending on commercial activities of $2.0 million. These increased costs were partially offset by savings related to our Performance Chemicals repositioning actions of $3.0 million.
Six Months Ended June 30, 2025 vs. 2024
SG&A was $87.3 million (13 percent of Net sales) and $88.6 million (12 percent of Net sales) for the six months ended June 30, 2025 and 2024, respectively. Overall, SG&A decreased by $1.3 million (one percent) driven by our Performance Chemicals repositioning actions which included $4.0 million in cash savings, and reduced non-cash intangible amortization expense of $2.0 million. These savings were offset by increased variable incentive compensation of $3.7 million, and increased spending on commercial activities of $1.0 million.
Research and technical expenses
Three Months Ended June 30, 2025 vs 2024
Research and technical expenses as a percentage of Net sales was 2.1 percent and 1.9 percent for the three months ended June 30, 2025 and 2024, respectively. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expenses increased by $0.5 million, compared to the prior year quarter, primarily driven by an increase within our Performance Materials reportable segment.
Six Months Ended June 30, 2025 vs. 2024
Research and technical expenses as a percentage of Net sales was 2.4 percent and 1.9 percent for the six months ended June 30, 2025 and 2024, respectively. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expenses increased by $1.4 million, compared to the prior year quarter, driven by a $2.4 million increase primarily within our Performance Materials reportable segment. The increase was partially offset by approximately $1.0 million in cash savings realized from the Performance Chemicals repositioning actions initiated in 2023.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2025 vs. 2024

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Work force reductions and other	$9.7	$—	$10.9	$—
Performance Chemicals repositioning	12.2	10.0	23.3	72.3
Restructuring charges	$21.9	$10.0	$34.2	$72.3
North Charleston plant transition	—	3.1	—	3.6
Other (income) charges, net	$—	$3.1	$—	$3.6
Restructuring and other (income) charges, net (1)	$21.9	$13.1	$34.2	$75.9
_______________
(1) See Note 11 for more information.
Goodwill impairment charge
Three and Six Months Ended June 30, 2025 vs. 2024
Goodwill impairment charge of $183.8 million for the three and six months ended June 30, 2025 within our Advanced Polymer Technologies reportable segment. Goodwill impairment charge of $349.1 million for the three and six months ended June 30, 2024 within our Performance Chemicals reportable segment. See Note 7 for more information.
Acquisition-related costs
Three and Six Months Ended June 30, 2025 vs. 2024
Acquisition-related (income) costs were zero for the three and six months ended June 30, 2025, and $(0.2) million and $0.1 million for the three and six months ended June 30, 2024, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals reportable segment.
Other (income) expense, net
Three and Six Months Ended June 30, 2025 vs. 2024

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Foreign currency transaction (gain) loss	$(0.1)	$0.7	$(1.5)	$2.1
Loss on CTO resales (1)	—	23.5	—	50.0
(Gain) loss on strategic investments (2)	2.5	(0.1)	2.5	4.7
Proxy contest charges (3)	0.3	—	8.2	—
Other (income) expense, net	1.6	(0.2)	(0.8)	(0.7)
Total Other (income) expense, net	$4.3	$23.9	$8.4	$56.1
_______________
(1) See Notes 11 and 14 for more information.
(2) See Note 4 for more information.
(3) See Note 14 for more information.

Interest expense, net
Three and Six Months Ended June 30, 2025 vs. 2024

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Accounts receivable securitization (1)	$1.1	$1.4	$1.8	$2.8
Finance lease obligations (1)	1.8	1.8	3.6	3.6
Interest rate swap (2)	(0.3)	—	(0.5)	—
Litigation related interest expense (3)	1.2	1.3	2.5	2.6
Revolving Credit Facility and other lines of credit (1)	10.3	14.0	21.7	27.2
Senior notes (1)	5.6	5.6	11.2	11.2
Other interest (income) expense, net	(1.1)	(0.9)	(2.3)	(1.9)
Total Interest expense, net	$18.6	$23.2	$38.0	$45.5
_______________
(1) See Note 9 for more information.
(2) See Note 8 for more information.
(3) See Note 13 for more information.
Provision (benefit) for income taxes
Three and Six Months Ended June 30, 2025 vs. 2024
For the three months ended June 30, 2025 and 2024, our effective tax rate was (2.7) percent and 15.2 percent, respectively. Excluding discrete items, the effective rate was 22.2 percent compared to 33.5 percent in the three months ended June 30, 2025 and 2024, respectively. See Note 12 for more information.
For the six months ended June 30, 2025 and 2024, our effective tax rate was (8.7) percent and 16.4 percent, respectively. Excluding discrete items, the effective rate was 22.3 percent compared to 34.5 percent in the six months ended June 30, 2025 and 2024, respectively. See Note 12 for more information.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our reportable segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, including inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charge, acquisition and other-related income (costs), litigation verdict charges, gain (loss) on strategic investments, loss on CTO resales, CTO supply contract termination charges, proxy contest charges, and pension and postretirement settlement and curtailment income (charges), net.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2024 Annual Report.

Performance Materials
Q2 2025 Performance Summary
Performance Materials Net sales decreased two percent compared to the prior year quarter. Sales in North America was offset by declines in Europe and Asia, excluding China where sales were flat year over year. Europe’s decline was attributed to tariff related uncertainty and the decline in Asia, excluding China, was due to timing of customer orders which benefited Q2 last year. Segment EBITDA for Performance Materials decreased $5.1 million or six percent, and Segment EBITDA margin declined to 50.1 percent. Segment EBITDA declined due to lower Net sales, investments in innovation, and one-time employee compensation costs.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Performance Materials - Net sales	$153.9	$157.2	$300.7	$302.3
Segment EBITDA	$77.1	$82.2	$156.2	$160.2
Net Sales Comparison of Three and Six Months Ended June 30, 2025 and June 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2025 vs. 2024	$157.2	(6.5)	3.2	—	$153.9
Six months ended June 30, 2025 vs. 2024	$302.3	(5.7)	4.1	—	$300.7
Three Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $3.3 million in 2025 was driven by a volume decline of $6.5 million (four percent), partially offset by favorable pricing and sales mix of $3.2 million (two percent).
Segment EBITDA. The decrease of $5.1 million in 2025 was driven by a volume decline of $4.0 million, increased SG&A and research and technical expenses of $3.1 million, increased foreign currency exchange and other charges of $1.7 million, LIFO charges of $0.2 million, and increased manufacturing costs of $0.2 million. The decrease was partially offset by favorable pricing and sales mix of $4.1 million.
Six Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $1.6 million in 2025 was driven by a volume decline of $5.7 million (two percent), partially offset by favorable pricing and sales mix of $4.1 million (one percent).
Segment EBITDA. The decrease of $4.0 million in 2025 was driven by increased SG&A and research and technical expenses of $4.4 million, volume decline of $3.5 million, and LIFO charges of $2.2 million. The decrease was partially offset by favorable pricing and sales mix of $3.4 million, favorable foreign currency exchange and other charges of $1.5 million, and decreased manufacturing costs of $1.2 million.

Performance Chemicals
Q2 2025 Performance Summary
Performance Chemicals Net sales decreased $17.6 million (nine percent) compared to the prior year quarter, primarily as a result of our repositioning actions. Approximately $5 million of the decline in net sales reflects the exit of lower-margin end markets in our industrial specialties product line as we continue to focus on maximizing profitability. The remaining Net sales decline was primarily due to wet weather across much of the U.S. that delayed road construction projects, impacting our road technologies product line, and weakness in industrial demand within our industrial specialties product line. Segment EBITDA improved $22.7 million compared to the prior year quarter, reflecting the positive impact of repositioning actions, including benefits from cost savings actions and lower raw material costs, primarily CTO.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Total Performance Chemicals - Net sales	$167.9	$185.5	$262.9	$332.5
Road Technologies product line	119.5	129.1	163.8	174.8
Industrial Specialties product line	48.4	56.4	99.1	157.7
Segment EBITDA	$32.0	$9.3	$31.7	$(1.3)
Net Sales Comparison of Three and Six Months Ended June 30, 2025 and June 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2025 vs. 2024	$185.5	(26.4)	8.2	0.6	$167.9
Road Technologies product line	129.1	(12.2)	2.5	0.1	119.5
Industrial Specialties product line	56.4	(14.2)	5.7	0.5	48.4
Six months ended June 30, 2025 vs. 2024	$332.5	(78.6)	8.4	0.6	$262.9
Road Technologies product line	174.8	(14.5)	3.4	0.1	163.8
Industrial Specialties product line	157.7	(64.1)	5.0	0.5	99.1
Three Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $17.6 million in 2025 was driven by a volume decline of $26.4 million (14 percent), as a result of a decrease in industrial specialties ($14.2 million) and road technologies ($12.2 million). This was partially offset by favorable pricing and sales mix of $8.2 million (four percent), attributable to an increase in industrial specialties ($5.7 million) and road technologies ($2.5 million). Net sales was also impacted by favorable foreign currency exchange of $0.6 million (zero percent).
Segment EBITDA. The increase of $22.7 million in 2025 was driven by lower manufacturing costs of $13.9 million, primarily due to lower cost CTO, favorable pricing and sales mix of $8.2 million, LIFO liquidation benefit of $4.3 million, lower SG&A of $1.3 million, which benefited from the Performance Chemicals repositioning, and decreased foreign currency exchange and other charges of $0.7 million. The increase was partially offset by a volume decline of $5.7 million.
Six Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $69.6 million in 2025 was driven by a volume decline of $78.6 million (24 percent), as a result of a decrease in industrial specialties ($64.1 million) and road technologies ($14.5 million). This was partially offset by favorable pricing and sales mix of $8.4 million (three percent), attributable to an increase in industrial specialties ($5.0 million) and road technologies ($3.4 million). Net sales was also impacted by favorable foreign currency exchange of $0.6 million (zero percent).
Segment EBITDA. The increase of $33.0 million in 2025 was driven by lower manufacturing costs of $20.4 million, primarily due to lower cost CTO, LIFO liquidation benefit of $10.8 million, favorable pricing and sales mix of $8.4 million, lower SG&A of $3.2 million, which benefited from the Performance Chemicals repositioning, and decreased foreign currency exchange and other charges of $2.6 million. The increase was partially offset by a volume decline of $12.4 million.
Advanced Polymer Technologies
Q2 2025 Performance Summary
Advanced Polymer Technologies Net sales decreased 10 percent compared to the prior year quarter primarily due to weaker customer demand, partly attributed to tariff uncertainty, and price concessions to address competitive pressures. Segment EBITDA decreased by 91 percent, primarily driven by a planned extended outage in the second quarter to install new boilers, and lower volumes stemming from tariff-related pressures.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Advanced Polymer Technologies - Net sales	$43.3	$47.9	$85.5	$95.9
Segment EBITDA	$0.9	$9.8	$13.4	$19.3
Net Sales Comparison of Three and Six Months Ended June 30, 2025 and June 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2025 vs. 2024	$47.9	(4.7)	(0.9)	1.0	$43.3
Six months ended June 30, 2025 vs. 2024	$95.9	(8.7)	(2.0)	0.3	$85.5
Three Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $4.6 million in 2025 was driven by a volume decline of $4.7 million (10 percent), and unfavorable pricing and sales mix of $0.9 million (two percent). The decrease was partially offset by favorable foreign currency exchange of $1.0 million (two percent).
Segment EBITDA. The decrease of $8.9 million in 2025 was driven by increased manufacturing costs of $5.0 million, a volume decline of $1.8 million, increased SG&A of $1.0 million, unfavorable pricing and sales mix of $0.9 million, and increased foreign currency exchange and other charges of $0.2 million.
Six Months Ended June 30, 2025 vs. 2024
Segment net sales. The decrease of $10.4 million in 2025 was driven by a volume decline of $8.7 million (nine percent), and unfavorable pricing and sales mix of $2.0 million (two percent). The decrease was partially offset by favorable foreign currency exchange of $0.3 million (zero percent).
Segment EBITDA. The decrease of $5.9 million in 2025 was driven by a volume decline of $3.3 million, unfavorable pricing and sales mix of $2.0 million, increased SG&A of $1.2 million, and increased foreign currency exchange and other charges of $0.5 million. The decrease was partially offset by decreased manufacturing costs of $1.1 million.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net income (loss) (GAAP)	$(146.5)	$(283.7)	$(126.0)	$(339.7)
Interest expense, net	18.6	23.2	38.0	45.5
Provision (benefit) for income taxes	3.8	(50.9)	10.1	(66.8)
Depreciation and amortization (1)	25.6	27.3	50.5	56.9
Restructuring and other (income) charges, net (2)	21.9	13.1	34.2	75.9
Goodwill impairment charge (3)	183.8	349.1	183.8	349.1
Acquisition and other-related (income) costs, net (4)	—	(0.2)	—	0.1
Loss on CTO resales (5)	—	23.5	—	50.0
(Gain) loss on strategic investments (6)	2.5	(0.1)	2.5	4.7
Proxy contest charges (7)	0.3	—	8.2	—
Adjusted EBITDA (Non-GAAP)	$110.0	$101.3	$201.3	$175.7
_______________
(1) Refer to Note 14 for more information.
(2) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 11 for more information.
(3) Refer to Note 7 for more information.
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
(7) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
Adjusted EBITDA
Three and Six Months Ended June 30, 2025 vs. 2024
The factors that impacted adjusted EBITDA period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
We continue to closely monitor the evolving macroeconomic environment, including the impacts of recent tariffs and ongoing trade uncertainty. Despite these challenges, we are reaffirming our prior 2025 outlook for Net sales between $1.25 billion and $1.4 billion.
This guidance reflects current industry forecasts, which project a ~4 percent decline in North America light vehicle production when compared to 2024. As a result, we expect Net sales in our Performance Materials reportable segment to be similar to prior year.
In our Performance Chemicals reportable segment:
•The road technologies product line is expected to see modest growth over 2024.
•The industrial specialties product line is projected to deliver Net sales between $160 million and $200 million.
For our Advanced Polymer Technologies reportable segment, we expect Net sales to be down mid-to-high single digits versus the prior year, reflecting weaker end-market demand due to the impact of tariffs and continued competitive pressures.
Our Adjusted EBITDA outlook for 2025 has been revised to reflect improved profitability in Performance Chemicals and current forecasts of North America light vehicle production. We expect Adjusted EBITDA to be between $390 million and $415 million.
Should the forecasted ~4 percent reduction in North America light vehicle production versus 2024 materialize, we anticipate EBITDA in our Performance Materials reportable segment will decline compared to the prior year. However, we expect to maintain Performance Materials segment EBITDA margins of around 50 percent, supported by improved pricing and continued operational efficiencies.
In our Performance Chemicals reportable segment, we expect segment EBITDA to improve, driven by:
•Modest revenue growth in our road technologies product line,
•Lower CTO input costs, and
•The benefits of successfully executed repositioning actions.
We anticipate Performance Chemicals segment EBITDA margins to be in the high-single to low-double digits.

For our Advanced Polymer Technologies reportable segment, as a result of expected weaker end-market demand impacting volumes, segment EBITDA margins are expected to be in the mid-teens to-low twenty percent range.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2025, our undrawn capacity under our revolving credit facility was $400.0 million. Over the next twelve months, we expect to fund the following: debt principal repayments, interest payments, capital expenditures, income tax payments, additional spending associated with our Performance Materials' intellectual property litigation, and restructuring activities such as the repositioning of our Performance Chemicals reportable segment as further described within Note 11. In addition, we may also evaluate and consider purchases pursuant to our stock repurchase program (and related excise tax payments), strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $76.9 million at June 30, 2025. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2025, included $65.7 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Management does not currently expect to repatriate cash earnings from our foreign operations in order to fund U.S. operations.
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
During the three and six months ended June 30, 2025 and 2024, we repurchased no common stock. At June 30, 2025, $353.4 million remained unused under the 2022 Authorization.
Capital Expenditures
Projected 2025 capital expenditures are $50-70 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2025.

Cash flow comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
In millions	2025	2024
Net cash provided by (used in) operating activities	$104.4	$17.6
Net cash provided by (used in) investing activities	(14.3)	(34.1)
Net cash provided by (used in) financing activities	(74.0)	33.7
Cash flows provided by (used in) operating activities
Cash provided by operating activities, which consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $104.4 million for the six months ended June 30, 2025.
Cash provided by operating activities for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, increased by $86.8 million. This increase was driven by a decrease in CTO resale cash outflows of $51.5 million, increased cash earnings of $2.1 million, a decrease in tax payments of $16.6 million, a net reduction in trade working capital of $19.8 million (including accounts receivable, inventory, and accounts payable), and lower cash interest paid of $5.1 million. Partially offsetting these cash inflows was increased employee compensation payments of $3.9 million, and increased spending on restructuring initiatives of $0.2 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities in the six months ended June 30, 2025 was $14.3 million and was primarily driven by capital expenditures of $22.2 million. In the six months ended June 30, 2025 and 2024, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The decrease in Net cash used in investing activities when compared to the prior year period is primarily due to reduced capital expenditures of $12.5 million.

Capital expenditure categories	Six Months Ended June 30,
In millions	2025	2024
Maintenance	$14.4	$21.2
Safety, health and environment	5.0	2.0
Growth and cost improvement	2.8	11.5
Total capital expenditures	$22.2	$34.7
Cash flows provided by (used in) financing activities
Cash used in financing activities in the six months ended June 30, 2025, was $74.0 million and was primarily driven by payments on our revolving credit facility and other borrowings of $229.3 million, partially offset by proceeds from our revolving credit facility and other borrowings of $158.5 million.
Cash provided by financing activities in the six months ended June 30, 2024 was $33.7 million and was primarily driven by proceeds from our revolving credit facility and other borrowings of $120.2 million, partially offset by payments on our revolving credit facility and other borrowings of $83.1 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 24 percent of our net sales in the first six months of 2025. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2025, would have decreased our net sales and income before income taxes by approximately $7.8 million or one percent, and $2.7 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2024, would have decreased our net sales and income before income taxes by approximately $8.4 million or one percent, and $2.9 million or one percent, respectively.
Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 4.32 percent as of June 30, 2025, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.2) million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, approximately $485 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings was 5.69 percent for the period ended June 30, 2025. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2025, would have increased our annual interest expense by approximately $4.8 million or seven percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2024, would have increased our annual interest expense by approximately $8.5 million or 10 percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Crude tall oil price risk
Our results of operations are directly affected by the cost of our raw materials, particularly CTO, which, excluding CTO resales, represented 7 percent and 16 percent of our condensed consolidated cost of sales for the six months ended June 30, 2025 and 2024, respectively. Raw material CTO spend was approximately $8 million and $18 million during the three and six months ended June 30, 2025. Comparatively, total raw material CTO spend was approximately $55 million and $111 million during the three and six months ended June 30, 2024. Pricing for CTO is driven by the limited supply of the product and competing demands for its use, both of which drive pressure on its price. Our gross profit and margins have been and could continue to be adversely affected by increases in the cost of CTO if we are unable to pass the increases on to our customers. Based on average pricing during the three and six months ended June 30, 2025, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales by approximately $0.8 million (zero percent) and $1.8 million (zero percent), respectively, which we may not have been able to pass on to our customers. Comparatively, based on average pricing during the three and six months ended June 30, 2024, a hypothetical unhedged, unfavorable 10 percent increase in the market price for CTO would have increased our cost of sales by approximately $5.5 (two percent) and $11.1 million (two percent), respectively. The repositioning of the Performance Chemicals reportable segment and the termination of the long-term CTO supply contract have significantly reduced the company's volume requirements and exposure to CTO beginning in 2025.
Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately four percent of our cost of goods sold for the six months ended June 30, 2025. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 8 for more information on our natural gas price risk hedging program. For the three and six months ended June 30, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.7 million (28 basis points) and $1.6 million (39 basis points). Comparatively, for the three and six months ended June 30, 2024, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.9 million (33 basis points) and $1.9 million (36 basis points). As of June 30, 2025, we had 1.8 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of June 30, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.5) million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
Other market risks
Information about our other remaining market risks for the period ended June 30, 2025, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2024 Annual Report.

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
As of June 30, 2025, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2024 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the company’s business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2024 Annual Report for the quarter ended June 30, 2025.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended June 30, 2025.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2025	—	$—	—	$353,384,633
May 1-31, 2025	—	$—	—	$353,384,633
June 1-30, 2025	—	$—	—	$353,384,633
Total	—		—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*+	Amended and Restated 2017 Ingevity Corporation Employee Stock Purchase Plan Effective April 27, 2023 (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 10, 2023).

10.2*+	Ingevity Corporation 2025 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission on March 20, 2025).

10.3+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – U.S. Employees adopted on April 29, 2025.

10.4+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – U.K. Employees adopted on April 29, 2025.

10.5+	Form of Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – U.S. Employees adopted on April 29, 2025.

10.6+	Form of Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – U.K. Employees adopted on April 29, 2025.

10.7+†	Form of Performance-Based Cash Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – International Employees adopted on April 29, 2025.

10.8+	Form of Service-Based Cash Award under the Ingevity Corporation 2025 Omnibus Incentive Plan – International Employees adopted on April 29, 2025.

10.9+	First Amendment to the Amended and Restated 2017 Ingevity Corporation Employee Stock Purchase Plan, effective as of June 1, 2025.

10.10+†	Separation Agreement dated as of July 1, 2025 by and between Ingevity Corporation and S. Edward Woodcock.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1	Section 1350 Certification of the Company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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
Date: August 5, 2025