Form 10-Q
period 2025-09-30
Ingevity Corp
filed 2025-11-06
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files).  Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 35,964,032 shares of common stock, $0.01 par value, outstanding at November 3, 2025.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share data	2025	2024	2025	2024
Net sales	$333.1	$333.8	$912.5	$936.8
Cost of sales	199.2	202.2	538.8	571.9
Gross profit	133.9	131.6	373.7	364.9
Selling, general, and administrative expenses	44.1	37.9	129.6	119.5
Research and technical expenses	7.0	6.2	21.0	18.0
Restructuring and other (income) charges, net	1.0	3.3	10.1	8.3
Goodwill impairment charge	—	—	183.8	306.6
Acquisition-related costs	—	(0.1)	—	—
Other (income) expense, net	1.2	6.5	9.5	7.8
Interest expense, net	18.4	23.8	56.4	69.3
Income (loss) from continuing operations before income taxes	62.2	54.0	(36.7)	(164.6)
Provision (benefit) for income taxes on continuing operations	21.4	6.5	34.8	(23.6)
Net income (loss) from continuing operations	40.8	47.5	(71.5)	(141.0)
Income (loss) from discontinued operations, net of income taxes	2.7	(154.7)	(11.0)	(305.9)
Net income (loss)	$43.5	$(107.2)	$(82.5)	$(446.9)

Per share data
Basic earnings (loss) per share from continuing operations	$1.12	$1.31	$(1.97)	$(3.88)
Basic earnings (loss) per share from discontinued operations	0.08	(4.26)	(0.30)	(8.43)
Basic earnings (loss) per share	$1.20	$(2.95)	$(2.27)	$(12.31)

Diluted earnings (loss) per share from continuing operations	$1.10	$1.30	$(1.97)	$(3.88)
Diluted earnings (loss) per share from discontinued operations	0.08	(4.24)	(0.30)	(8.43)
Diluted earnings (loss) per share	$1.18	$(2.94)	$(2.27)	$(12.31)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income (loss)	$43.5	$(107.2)	$(82.5)	$(446.9)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(5.8)	34.8	40.9	23.1
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	(5.8)	34.8	40.9	23.1
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.2), $(0.4), $(0.6) and $(0.5)	(0.7)	(1.6)	(2.0)	(1.8)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.1), $0.1, zero and $0.5	(0.1)	0.7	0.1	1.8
Total derivative instruments, net of tax provision (benefit) of $(0.3), $(0.3), $(0.6) and zero	(0.8)	(0.9)	(1.9)	—
Pension & other postretirement benefits:
Reclassifications of net actuarial and other (gain) loss and amortization of prior service cost, included in net income, net of tax of zero for all periods	—	0.1	—	0.1
Total pension and other postretirement benefits, net of tax of zero for all periods	—	0.1	—	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $(0.3), $(0.3), $(0.6) and zero	(6.6)	34.0	39.0	23.2
Comprehensive income (loss)	$36.9	$(73.2)	$(43.5)	$(423.7)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except share and par value data	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$83.4	$68.0
Accounts receivable, net of allowance of $1.3 - 2025 and $0.6 - 2024	168.1	131.7
Inventories, net	193.7	180.8
Prepaid and other current assets	45.8	51.1
Current assets of discontinued operations	31.2	61.6
Current assets	522.2	493.2
Property, plant, and equipment, net	629.7	644.1
Operating lease assets, net	26.6	36.9
Goodwill	4.3	175.2
Other intangibles, net	267.6	278.8
Deferred income taxes	93.2	117.9
Restricted investment, net of allowance of $0.2 - 2025 and $0.2 - 2024	83.7	81.6
Strategic investments	105.2	87.3
Other assets	77.0	79.3
Noncurrent assets of discontinued operations	24.3	28.3
Total Assets	$1,833.8	$2,022.6
Liabilities
Accounts payable	$100.9	$94.5
Accrued expenses	159.1	58.1
Accrued payroll and employee benefits	28.6	27.3
Current operating lease liabilities	10.1	12.3
Notes payable and current maturities of long-term debt	102.0	61.3
Income taxes payable	6.3	5.6
Current liabilities of discontinued operations	4.6	5.0
Current liabilities	411.6	264.1
Long-term debt including finance lease obligations	1,158.5	1,339.7
Noncurrent operating lease liabilities	20.9	27.0
Deferred income taxes	56.2	56.2
Other liabilities	41.7	130.6
Noncurrent liabilities of discontinued operations	6.8	9.8
Total Liabilities	1,695.7	1,827.4
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2025 and 2024, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,831,291 and 43,630,211 issued and 36,047,141 and 36,350,425 outstanding at 2025 and 2024, respectively)	0.4	0.4
Additional paid-in capital	191.2	176.8
Retained earnings	489.5	572.0
Accumulated other comprehensive income (loss)	(2.4)	(41.4)
Treasury stock, common stock, at cost (7,784,150 shares - 2025 and 7,279,786 shares - 2024)	(540.6)	(512.6)
Total Equity	138.1	195.2
Total Liabilities and Equity	$1,833.8	$2,022.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2025 (1)	2024 (1)
Cash provided by (used in) operating activities:
Net income (loss)	$(82.5)	$(446.9)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	78.5	83.1
Non cash operating lease costs	11.5	14.7
Deferred income taxes	20.9	(111.0)
Disposal/impairment of assets	1.8	1.0
Restructuring and other (income) charges, net	44.1	162.8
CTO resales	—	50.8
LIFO charge (liquidation)	(8.5)	(1.2)
Share-based compensation	13.8	9.8
(Gain) loss on strategic investment	2.5	11.4
Goodwill impairment charge	183.8	349.1
CTO supply contract termination charges	—	100.0
Other non-cash items	7.5	9.4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(33.9)	(7.0)
Inventories, net	24.2	46.6
Prepaid and other current assets	(0.6)	8.9
Accounts payable	5.9	(62.4)
Accrued expenses	1.0	8.1
Accrued payroll and employee benefits	1.0	3.9
Income taxes	1.3	(11.8)
Restructuring and other cash outflow, net	(35.4)	(43.9)
Operating leases	(15.0)	(17.5)
CTO resales cash inflow (outflow), net	6.2	(45.0)
CTO supply contract termination cash outflow	—	(50.0)
Changes in other operating assets and liabilities, net	6.0	1.2
Net cash provided by (used in) operating activities	$234.1	$64.1
Cash provided by (used in) investing activities:
Capital expenditures	$(34.1)	$(52.7)
Purchase of strategic investments	(21.0)	—
Other investing activities, net	12.7	1.2
Net cash provided by (used in) investing activities	$(42.4)	$(51.5)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$209.5	$150.5
Payments on revolving credit facility and other borrowings	(350.0)	(119.3)
Finance lease obligations, net	(0.9)	(0.9)
Tax payments related to withholdings on vested equity awards	(2.8)	(2.9)
Proceeds and withholdings from share-based compensation plans, net	0.6	—
Repurchases of common stock under stock repurchase plan	(25.2)	—
Net cash provided by (used in) financing activities	$(168.8)	$27.4
Increase (decrease) in cash, cash equivalents, and restricted cash	22.9	40.0
Effect of exchange rate changes on cash	4.9	1.6
Change in cash, cash equivalents, and restricted cash	27.8	41.6
Cash, cash equivalents, and restricted cash at beginning of period	86.6	111.9
Cash, cash equivalents, and restricted cash at end of period(2)	$114.4	$153.5
(1)	The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
(2)
Includes restricted cash of $31.0 million and $18.0 million and cash and cash equivalents of $83.4 million and $135.5 million at September 30, 2025 and 2024, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$50.7	$61.0
Cash paid for income taxes, net of refunds	7.1	24.0
Purchases of property, plant, and equipment in accounts payable	1.6	2.2
Leased assets obtained in exchange for new operating lease liabilities	1.0	5.5
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including agrochemicals, asphalt paving, bioplastics, coatings, elastomers, paint for road markings, and automotive components. We operate in three reportable segments: Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
Industrial Specialties Divestiture
On September 3, 2025, Ingevity entered into an Asset Purchase Agreement (the "Purchase Agreement") with Mainstream Pine Products, LLC, a Delaware limited liability company ("Purchaser"), pursuant to which Purchaser will purchase substantially all of the assets and assume and acquire certain of the rights and liabilities of Ingevity or its applicable affiliates that relate to or are used in connection with (a) Ingevity's industrial specialties product line (other than Ingevity's lignin dispersant and alternative fatty acid based products, road technologies product line and other businesses and products more fully described in the Purchase Agreement) and (b) Ingevity's North Charleston, South Carolina crude tall oil refinery (the "CTO Refinery") and Ingevity's and its affiliates' operations thereof (collectively, the "Divestiture"). The Company has determined that the industrial specialties product line and CTO Refinery included within the Divestiture meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line and CTO Refinery, collectively defined above as the Divestiture, are presented as discontinued operations. The Divestiture is expected to close by early 2026.
Unless otherwise indicated, the information in the notes to the Condensed Consolidated Financial Statements refer only to our continuing operations and do not include discussion of balances or activity of the Divestiture. See Note 16 for more information.
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022, collectively referred to as the "Annual Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented and contain adequate disclosures to make the information presented not misleading. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Certain prior year amounts have been reclassified to conform with the current year's presentation as described below.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

determined to be either not applicable or are not expected to have a material impact on the Condensed Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. The guidance is effective beginning with our 2025 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses," which is intended to enhance disclosures regarding significant expenses. The purpose of the amendment is to provide readers of the financial statements with information to better understand an entity's overall performance, assess potential future cash flows, and compare an entity's performance over time and with that of other entities. The guidance is effective beginning with our 2027 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Performance Materials segment	$155.0	$151.1	$455.7	$453.4
Performance Chemicals segment (1)	139.9	133.9	333.1	338.7
Advanced Polymer Technologies segment	38.2	48.8	123.7	144.7
Net sales	$333.1	$333.8	$912.5	$936.8
_______________
(1) The Performance Chemicals reportable segment primarily represents the previously reported road technologies product line subsequent to the Divestiture being reclassified to discontinued operations. Refer to Note 16 for more information.
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
North America (1)	$205.1	$191.8	$534.4	$524.7
Asia Pacific (1)	73.3	82.2	216.6	233.7
Europe, Middle East, and Africa	41.4	42.9	126.8	138.9
South America	13.3	16.9	34.7	39.5
Net sales	$333.1	$333.8	$912.5	$936.8
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and nine months ended September 30, 2025, are the U.S., which totaled $181.4 million and $469.2 million, respectively, and China, which totaled $39.6 million and $112.5 million, respectively. Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and nine months ended September 30, 2024 are the U.S., which totaled $168.2 million and $465.9 million, respectively, and China, which totaled $47.2 million and $123.2 million, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

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
The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	September 30,
In millions	2025	2024
Beginning balance	$6.5	$11.2
Contract asset additions	10.9	10.1
Reclassification to accounts receivable, billed to customers	(10.0)	(13.8)
Ending balance (1)	$7.4	$7.5
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
September 30, 2025
Assets:
Deferred compensation plan investments (4)	$3.9	$—	$—	$3.9
Total assets	$3.9	$—	$—	$3.9
Liabilities:
Deferred compensation arrangement (4)	$17.2	$—	$—	$17.2
Total liabilities	$17.2	$—	$—	$17.2

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2024
Assets:
Deferred compensation plan investments (4)	$3.7	$—	$—	$3.7
Total assets	$3.7	$—	$—	$3.7
Liabilities:
Deferred compensation arrangement (4)	$15.9	$—	$—	$15.9
Total liabilities	$15.9	$—	$—	$15.9
_______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $17.9 million and $16.5 million at September 30, 2025 and December 31, 2024, respectively.
Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the periods ended September 30, 2025, and December 31, 2024.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $15.8 million and $15.4 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had approximately $4.3 million of unfunded commitments associated with a venture capital fund investment accounted for under the equity method of accounting. We anticipate this will be paid over a period of 10 years, beginning from the fourth quarter of 2022.
For the three and nine months ended September 30, 2024, the company recognized a gain of zero and $0.1 million related to the sale of an equity method investment, respectively. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended September 30, 2025 and December 31, 2024, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Measurement Alternative Investments
During the third quarter of 2025, strategic investments accounted for under the measurement alternative method increased $20.0 million. The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $89.4 million and $71.9 million at September 30, 2025 and December 31, 2024, respectively.
During the second quarter of 2025 and the third quarter of 2024, the company identified trigger events indicating that certain investments being accounted for under the measurement alternative may be impaired. For the nine months ended September 30, 2025, the company recognized an impairment of $2.5 million, recorded in "Other (income) expense, net" on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the company recognized an impairment of $2.2 million recorded in "Other (income) expense, net" on the condensed consolidated statements of operations.
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
At September 30, 2025 and December 31, 2024, the carrying value of our restricted investment was $83.7 million and $81.6 million, net of an allowance for credit losses of $0.2 million and $0.2 million, and included restricted cash of $30.5 million and $18.2 million, respectively. The fair value at September 30, 2025 and December 31, 2024 was $83.1 million and $80.3 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
September 30, 2025	$13.2	10.5	13.1	6.6	10.0	$53.4
December 31, 2024	$13.2	10.3	23.3	6.8	10.0	$63.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Debt and Finance Lease Obligations

In millions	September 30, 2025	December 31, 2024
Variable interest rate debt (1)	$414.7	$555.2
Fixed rate debt (2)	750.0	750.0
Finance lease obligations (3)	99.2	100.0
Total debt including finance lease obligations	$1,263.9	$1,405.2
_______________
(1) For both periods presented, the carrying value of our variable interest rate debt, including the impact of a $200.0 million floating-to-fixed interest rate swap, and excluding debt issuance fees is considered a reasonable estimate of the fair value.
(2) The carrying value of our fixed interest rate debt, for both periods presented, included the impact of a $200.0 million floating-to-fixed interest rate swap. As of September 30, 2025 and December 31, 2024, the fair value of our fixed rate debt was $729.0 million and $703.2 million, respectively, based on Level 2 inputs.
(3) At September 30, 2025 and December 31, 2024, the fair value of our $80.0 million finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site was $81.9 million and $82.2 million, respectively, based on Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
Note 5: Inventories, net

In millions	September 30, 2025	December 31, 2024
Raw materials	$46.7	$43.4
Production materials, stores, and supplies	27.0	25.0
Finished and in-process goods	147.4	148.1
Subtotal	$221.1	$216.5
Less: LIFO reserve	(27.4)	(35.7)
Inventories, net	$193.7	$180.8

Note 6: Property, Plant, and Equipment, net

In millions	September 30, 2025	December 31, 2024
Machinery and equipment	$1,326.3	$1,255.4
Buildings and leasehold improvements	233.7	224.1
Land and land improvements	26.4	26.2
Construction in progress	24.2	68.7
Total cost	$1,610.6	$1,574.4
Less: accumulated depreciation	(980.9)	(930.3)
Property, plant, and equipment, net	$629.7	$644.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
Balance as of December 31, 2024 (1)	$4.3	$—	$170.9	$175.2
Foreign currency translation	—	—	12.9	12.9
Goodwill impairment charge	—	—	(183.8)	(183.8)
Balance as of September 30, 2025	$4.3	$—	$—	$4.3
_______________
(1) Includes accumulated impairment losses of $306.6 million related to the Performance Chemicals reportable segment.
Goodwill Impairment Charge - Advanced Polymer Technologies
During the second quarter of 2025, the announcements and subsequent modifications of international tariffs escalated global trade tensions and contributed to increased consumer uncertainty, which negatively impacted parts of our businesses, particularly Advanced Polymer Technologies ("APT"). As a result, we conducted an analysis of the APT reporting unit's goodwill and long-lived assets. This analysis incorporated revised expectations regarding the pace and strength of industrial demand recovery in key markets. In addition, the macroeconomic changes experienced during the quarter contributed to unfavorable movements in key valuation inputs, including an increase in the risk-free rate used in calculating the discount rate.
Our analysis included significant assumptions such as the revenue growth rate, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margin, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, we concluded that the carrying value of the APT reporting unit exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit. The charge is included within Goodwill impairment charge on the condensed consolidated statements of operations for the nine months ended September 30, 2025. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.
Goodwill Impairment Charge - Performance Chemicals
During the second quarter of 2024, our contracted long-term supplier of Crude Tall Oil ("CTO") provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals reporting unit. We performed an analysis of the reporting unit's goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rate, EBITDA margin, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, we concluded that the carrying value of the Performance Chemicals reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $306.6 million, which represented all of the goodwill within the Performance Chemicals' reportable segment. The charge was included within Goodwill impairment charge on the condensed consolidated statements of operations for the nine months ended September 30, 2024. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2024	$264.9	$91.4	$88.7	$445.0
Retirements	—	—	(1.8)	(1.8)
Foreign currency translation	11.4	4.9	4.6	20.9
September 30, 2025	$276.3	$96.3	$91.5	$464.1
Accumulated Amortization
December 31, 2024	$(88.4)	$(35.4)	$(42.4)	$(166.2)
Amortization	(11.6)	(4.2)	(7.2)	(23.0)
Retirements	—	—	0.9	0.9
Foreign currency translation	(4.0)	(1.7)	(2.5)	(8.2)
September 30, 2025	$(104.0)	$(41.3)	$(51.2)	$(196.5)
Other intangibles, net	$172.3	$55.0	$40.3	$267.6
_______________
(1) Represents trademarks, trade names, and know-how.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	September 30, 2025	December 31, 2024
Performance Materials	$1.0	$1.2
Performance Chemicals	94.3	102.5
Advanced Polymer Technologies	172.3	175.1
Other intangibles, net	$267.6	$278.8
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Selling, general, and administrative expenses	$7.8	$7.7	$23.0	$22.7
Total amortization expense	$7.8	$7.7	$23.0	$22.7
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $7.4 million for the remainder of 2025, 2026 - $29.7 million, 2027 - $29.7 million, 2028 - $29.7 million, and 2029 - $29.7 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of September 30, 2025, there were $1.8 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of $(0.1) million and $0.1 million at September 30, 2025 and December 31, 2024, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Commodity Price Risk Management
As of September 30, 2025, we had 1.5 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of September 30, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.8) million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 4.13 percent as of September 30, 2025, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.3) million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.
Effect of Cash Flow Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedging derivatives
Currency exchange contracts	$0.1	$—	$(0.1)	$—	Net sales
Natural gas contracts	(0.8)	(0.3)	0.3	(0.8)	Cost of sales
Interest rate swap contracts	(0.2)	(1.7)	—	—	Interest expense, net
Total	$(0.9)	$(2.0)	$0.2	$(0.8)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedging derivatives
Currency exchange contracts	$(0.4)	$0.1	$(0.3)	$—	Net sales
Natural gas contracts	(1.2)	(0.7)	0.2	(2.3)	Cost of sales
Interest rate swap contracts	(1.0)	(1.7)	—	—	Interest expense, net
Total	$(2.6)	$(2.3)	$(0.1)	$(2.3)
Within the next twelve months, we expect to reclassify $1.3 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of September 30, 2025, or December 31, 2024.

	September 30, 2025
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.4	$—	$0.4
Total assets	$—	$0.4	$—	$0.4
Liabilities:
Natural gas contracts (6)	$—	$0.8	$—	$0.8
Currency exchange contracts (6)	—	0.5	—	0.5
Interest rate swap contracts (7)	—	0.3	—	0.3
Total liabilities	$—	$1.6	$—	$1.6

	December 31, 2024
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Natural gas contracts (4)	$—	$0.4	$—	$0.4
Currency exchange contracts (4)	—	0.2	—	0.2
Interest rate swap contracts (5)	—	0.6	—	0.6
Total assets	$—	$1.2	$—	$1.2
Liabilities:
Natural gas contracts (6)	$—	$0.1	$—	$0.1
Currency exchange contracts (6)	—	0.1	—	0.1
Total liabilities	$—	$0.2	$—	$0.2
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	September 30, 2025	December 31, 2024
Revolving Credit Facility and other lines of credit (1)(2)	$514.0	$695.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	99.2	100.0
Accounts receivable securitization (4)	98.7	58.3
Other notes payable	2.0	1.9
Total debt including finance lease obligations	$1,263.9	$1,405.2
Less: debt issuance costs	3.4	4.2
Total debt including finance lease obligations, net of debt issuance costs	$1,260.5	$1,401.0
Less: debt maturing within one year (5)	102.0	61.3
Long-term debt including finance lease obligations	$1,158.5	$1,339.7
_______________
(1) Letters of credit outstanding under the revolving credit facility were $9.0 million and $2.6 million and available funds under the facility were $477.0 million and $302.4 million at September 30, 2025 and December 31, 2024, respectively.
(2) The effective interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 6.68 percent and 7.48 percent for the period ended September 30, 2025 and December 31, 2024, respectively.
(3) As of September 30, 2025 and December 31, 2024, $80.0 million of the finance lease obligations upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investments on the condensed consolidated balance sheets in the amount of $83.7 million and $81.6 million as of September 30, 2025 and December 31, 2024, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The effective interest rate associated with our accounts receivable securitization program was 5.20 percent and 6.65 percent for the period ended September 30, 2025 and December 31, 2024, respectively.
(5) Debt maturing within one year is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries' ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of September 30, 2025.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended September 30, 2025 was 2.7, and our actual interest coverage for the four consecutive quarters ended September 30, 2025 was 5.5. We were in compliance with all covenants under the credit agreement at September 30, 2025.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2024	43,630	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	20.5	—	—	20.5
Other comprehensive income (loss)	—	—	—	—	17.4	—	17.4
Common stock issued	155	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.1	—	—	—	4.1
Balance at March 31, 2025	43,785	$0.4	$180.9	$592.5	$(24.0)	$(515.2)	$234.6
Net income (loss)	—	—	—	(146.5)	—	—	(146.5)
Other comprehensive income (loss)	—	—	—	—	28.2	—	28.2
Common stock issued	15	—	—	—	—	—	—
Share-based compensation plans	—	—	4.4	—	—	—	4.4
Balance at June 30, 2025	43,800	$0.4	$185.3	$446.0	$4.2	$(515.2)	$120.7
Net income (loss)	—	—	—	43.5	—	—	43.5
Other comprehensive income (loss)	—	—	—	—	(6.6)	—	(6.6)
Common stock issued	9	—	—	—	—	—	—
Exercise of stock options, net	22	—	0.6	—	—	—	0.6
Tax payments related to vested restricted stock units	—	—	—	—	—	(0.2)	(0.2)
Share repurchase program	—	—	—	—	—	(25.2)	(25.2)
Share-based compensation plans	—	—	5.3	—	—	—	5.3
Balance at September 30, 2025	43,831	$0.4	$191.2	$489.5	$(2.4)	$(540.6)	$138.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Foreign currency translation
Beginning balance	$2.3	$(37.3)	$(44.4)	$(25.6)
Net gains (losses) on foreign currency translation	(5.8)	34.8	40.9	23.1
Other comprehensive income (loss), net of tax	(5.8)	34.8	40.9	23.1
Ending balance	$(3.5)	$(2.5)	$(3.5)	$(2.5)

Derivative instruments
Beginning balance	$(0.6)	$(0.7)	$0.5	$(1.6)
Gains (losses) on derivative instruments	(0.9)	(2.0)	(2.6)	(2.3)
Less: tax provision (benefit)	(0.2)	(0.4)	(0.6)	(0.5)
Net gains (losses) on derivative instruments	(0.7)	(1.6)	(2.0)	(1.8)
(Gains) losses reclassified to net income	(0.2)	0.8	0.1	2.3
Less: tax (provision) benefit	(0.1)	0.1	—	0.5
Net (gains) losses reclassified to net income	(0.1)	0.7	0.1	1.8
Other comprehensive income (loss), net of tax	(0.8)	(0.9)	(1.9)	—
Ending balance	$(1.4)	$(1.6)	$(1.4)	$(1.6)

Pension and other postretirement benefits
Beginning balance	$2.5	$0.5	$2.5	$0.5
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.1	—	0.1
Less: tax (provision) benefit	—	—	—	—
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	—	0.1	—	0.1
Ending balance	$2.5	$0.6	$2.5	$0.6

Total AOCI ending balance at September 30	$(2.4)	$(3.5)	$(2.4)	$(3.5)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Derivative instruments
Currency exchange contracts (1)	$(0.1)	$—	$(0.3)	$—
Natural gas contracts (2)	0.3	(0.8)	0.2	(2.3)
Total before tax	0.2	(0.8)	(0.1)	(2.3)
(Provision) benefit for income taxes	(0.1)	0.1	—	0.5
Amount included in net income (loss)	$0.1	$(0.7)	$(0.1)	$(1.8)

Pension and other post retirement benefits
Amortization of prior service costs (2)	$—	$(0.1)	$—	$(0.1)
Total before tax	—	(0.1)	—	(0.1)
(Provision) benefit for income taxes	—	—	—	—
Amount included in net income (loss)	$—	$(0.1)	$—	$(0.1)
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
During the three and nine months ended September 30, 2025, we repurchased $25.2 million, inclusive of $0.2 million in excise tax, in common stock, representing 445,724 shares of our common stock at a weighted average cost per share of $56.09. At September 30, 2025, $328.4 million remained unused under the 2022 Authorization.
During the three and nine months ended September 30, 2024, we repurchased no common stock.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Restructuring charges	$1.0	$2.0	$10.1	$3.4
Other (income) charges, net	—	1.3	—	4.9
Total Restructuring and other (income) charges, net	$1.0	$3.3	$10.1	$8.3

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges	Total
Performance Chemicals repositioning	$—	$0.7	$—	$0.7
Other (2)	0.1	0.2	—	0.3
Three Months Ended September 30, 2025	$0.1	$0.9	$—	$1.0
Performance Chemicals repositioning	$1.3	$0.7	$—	$2.0
Three Months Ended September 30, 2024	$1.3	$0.7	$—	$2.0

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges	Total
Performance Chemicals repositioning	$—	$2.1	$—	$2.1
Other (2)	2.6	1.0	4.4	8.0
Nine Months Ended September 30, 2025	$2.6	$3.1	$4.4	$10.1
Performance Chemicals repositioning	$1.5	$1.9	$—	$3.4
Nine Months Ended September 30, 2024	$1.5	$1.9	$—	$3.4
_______________
(1) Primarily represents costs associated with plant and equipment decommissioning charges and other miscellaneous exit costs.
(2) During 2024 and 2025, we took further steps to streamline our cost structure and improve profitability, resulting in additional restructuring charges for the three and nine months ended September 30, 2025 of $0.3 million and $8.0 million, respectively.

Performance Chemicals Repositioning
We previously announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals product lines, such as road technologies. The repositioning focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales.
On September 3, 2025, Ingevity entered into an Asset Purchase Agreement with Mainstream Pine Products, LLC, a Delaware limited liability company ("Purchaser"), pursuant to which Purchaser will purchase substantially all of the assets and assume and acquire certain of the rights and liabilities of Ingevity or its applicable affiliates that relate to or are used in connection with (a) Ingevity's industrial specialties product line (other than Ingevity's lignin dispersant and alternative fatty acid based products, road technologies product line and other businesses and products more fully described in the Purchase Agreement) and (b) Ingevity's North Charleston, South Carolina crude tall oil refinery and Ingevity's and its affiliates' operations thereof. See Note 16 for more information.
Expected Charges
Inclusive of continuing and discontinued operations, as part of the repositioning we expected to incur aggregate charges of approximately $365 million, excluding CTO resale activity, associated with the Performance Chemicals repositioning, consisting of approximately $255 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs.
Through September 30, 2025, we have incurred $344.7 million associated with these actions, including $248.0 million of non-cash asset-related charges, and $96.7 million of charges to be settled in cash. As of September 30, 2025, $83.1 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately $5 million during the remainder of 2025.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.
Other (income) charges, net
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a WestRock Company ("WestRock") paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan, which was completed in 2024, to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the three and nine months ended September 30, 2024, we incurred charges of $1.3 million and $4.9 million related to the transition plan, respectively.
Restructuring and Other (Income) Charges, net Reserves
The following table, inclusive of continuing and discontinued operations shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2024 (1)	Reserve (2)	Payments	Other (3)	9/30/2025 (1)
Severance and other employee-related costs	$4.2	2.6	(5.0)	—	$1.8
Other charges (income)	0.9	33.9	(30.4)	—	4.4
Restructuring	5.1	36.5	(35.4)	—	6.2
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$5.1	36.5	(35.4)	—	$6.2
_______________
(1) Included in "Accrued expenses" on the condensed consolidated balance sheets.
(2) Includes severance and other employee-related costs, exited leases, CTO supply contract terminations and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
(3) Primarily foreign currency translation adjustments.
Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate (1)	34.4%	12.0%	(94.8)%	14.3%
_______________
(1) The increase in the three months ended September 30, 2025, was due to a material discrete benefit booked in Q3 2024, in addition to the significant decrease in the foreign-derived intangible income deduction as a result of U.S. tax reform enacted in Q3 2025. The decrease in the effective rate in the nine months ended September 30, 2025, was primarily due to the goodwill impairment charge within our Advanced Polymers Technologies reportable segment, resulting in an overall book loss with a net tax liability.
We determine our interim tax provision using an Estimated Annual Effective Tax Rate methodology ("EAETR"). The EAETR is applied to the year-to-date ordinary income, exclusive of discrete items. The tax effects of discrete items are then included to arrive at the total reported interim tax provision.
The determination of the EAETR is based upon a number of estimates, including the estimated annual pre-tax ordinary income in each tax jurisdiction in which we operate. As our projections of ordinary income change throughout the year, the EAETR will change period-to-period. The tax effects of discrete items are recognized in the tax provision in the period they occur. Depending on various factors, such as the item's significance in relation to total income and the rate of tax applicable in the jurisdiction to which it relates, discrete items in any quarter may materially impact the reported effective tax rate. As a

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

global enterprise, our tax expense may be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors. As such, there may be significant volatility in interim tax provisions.
The below table provides a reconciliation between our reported effective tax rates and the EAETR of our continuing operations.

	Three Months Ended September 30,
	2025			2024
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Continuing operations	$62.2	$21.4	34.4%	$54.0	$6.5	12.0%
Discrete items:
Restructuring and other (income) charges, net (1)	1.0	0.3		2.0	0.5
(Gain) loss on strategic investments (2)	—	—		2.2	0.5
Other tax only discrete items	—	(1.7)		—	7.0
Total discrete items	1.0	(1.4)		4.2	8.0
Continuing operations, before discrete items	$63.2	$20.0		$58.2	$14.5
EAETR (5)			31.6%			24.9%

	Nine Months Ended September 30,
	2025			2024
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Continuing operations	$(36.7)	$34.8	(94.8)%	$(164.6)	$(23.6)	14.3%
Discrete items:
Restructuring and other (income) charges, net (1)	10.1	2.5		3.4	0.8
(Gain) loss on strategic investments (2)	2.5	0.6		2.1	0.5
Goodwill impairment (3)	183.8	5.1		306.6	50.1
Proxy contest charges (4)	8.2	1.9		—	—
Other tax only discrete items	—	(2.2)		—	5.7
Total discrete items	204.6	7.9		312.1	57.1
Continuing operations, before discrete items	$167.9	$42.7		$147.5	$33.5
EAETR (5)			25.4%			22.7%
_______________
(1) See Note 11 for further information.
(2) See Note 4 for further information.
(3) See Note 7 for further information.
(4) See Note 14 for further information.
(5) Increase in EAETR for the three and nine months ended September 30, 2025, as compared to September 30, 2024, primarily reflects a shift in the projected mix of earnings across jurisdictions with varying tax rates, most notably in the U.S. Additionally, the foreign-derived intangible income deduction decreased significantly in 2025 compared to 2024 as a result of the One Big Beautiful Bill Act (OBBB) signed into law on July 4, 2025, which allowed immediate deductibility of previously amortizable expenses.
At September 30, 2025 and December 31, 2024, we had deferred tax assets of $12.1 million and $11.0 million, respectively, resulting from certain historical net operating losses from our Brazil and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of September 30, 2025, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
On July 4, 2025, the President signed into law the One Big Beautiful Bill ("OBBB") Act, a comprehensive tax reform package that significantly modifies U.S. federal tax policy. Based on the analysis performed by the Company, the OBBB will have an impact on cash taxes as a result of the ability to accelerate deductions. Additionally, as noted above, the increased one-time deductibility of the previously amortizable expenses in 2025 is driving our benefit from the foreign-derived intangible income deduction down significantly, which is negatively impacting the effective tax rate.
During the third quarter of 2025, we determined that the earnings of our China subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded deferred tax expense of $1.7 million relating to China withholding taxes. With the exception of China, the Company does not currently expect to repatriate cash earnings from our foreign operations to fund U.S. operations.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two's intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ended September 30, 2025.
Note 13: Commitments and Contingencies
Legal Proceedings
On July 19, 2018, we filed suit against BASF Corporation ("BASF") in the United States District Court for the District of Delaware (the "Delaware Proceeding") alleging BASF infringed Ingevity's patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the "844 Patent"). On February 14, 2019, BASF asserted counterclaims against us in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the "BASF Counterclaims"). The BASF Counterclaims relate to our enforcement of the 844 Patent and our entry into several supply agreements with customers of our fuel vapor canister honeycombs. The U.S. District Court dismissed our patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury's verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF's motion for pre-judgment interest on its tortious interference claim as well as our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF has indicated it will seek attorneys' fees and costs in amounts that they will allege and have to demonstrate at a future date. Unless the judgment is set aside, BASF will be entitled to post-judgment interest pursuant to the rate provided under federal law.
We disagree with the verdict, including the court's application of the law and entry of judgment. Therefore, on March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF. Oral arguments on the appeals are scheduled for December 5, 2025 and final resolution could take up to 6 months. Ingevity believes in the strength of its intellectual property and the merits of its position and intends to pursue all legal relief available to challenge these outcomes in the Delaware Proceeding.
As of September 30, 2025, nothing has occurred in the post-trial proceedings to warrant any change to our conclusions as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2024. The full amount of the trebled

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

jury's verdict, $85.0 million, is accrued in "Accrued expenses" on the condensed consolidated balance sheets as of September 30, 2025 and the charge was included within "Other (income) expense, net" on the consolidated statements of operations for the year ended December 31, 2021. In addition, as a result of the judgment being entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. We expect that final resolution of these appeals will be complete within twelve months of the balance sheet date and, as a result, have reclassified the full amount of the verdict and post-judgment interest accrued to "Current liabilities." As of September 30, 2025 and December 31, 2024, the total amount accrued, inclusive of post-judgement interest, was $94.4 million and $91.4 million, respectively. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Note 14: Segment Information
Ingevity's reportable segments are (i) Performance Materials ("PM"), (ii) Performance Chemicals ("PC"), and (iii) Advanced Polymer Technologies ("APT"). Our reportable segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Segment EBITDA is the primary measure used by the chief operating decision maker ("CODM"), the CEO and President of Ingevity, to evaluate the performance of and allocate resources among our reportable segments. The CODM utilizes Segment EBITDA for each reportable segment in the annual budgeting and forecasting process. Segment EBITDA enables the CODM to compare each business and make informed and consistent resource allocation decisions.
The historical industrial specialties product line that is classified as discontinued operations includes only direct operating expenses which the Company will no longer incur upon the close of the Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the industrial specialties product line, do not meet the criteria for discontinued operations and remain reported within continuing operations in Indirect costs allocated to Divestiture.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Segment EBITDA (1)(2)
Performance Materials	$79.9	$80.6	$236.1	$240.8
Performance Chemicals	24.8	24.3	55.1	45.3
Advanced Polymer Technologies	9.9	9.8	23.3	29.1
Total Segment EBITDA (1)(2)	$114.6	$114.7	$314.5	$315.2
Interest expense, net	(18.4)	(23.8)	(56.4)	(69.3)
(Provision) benefit for income taxes on continuing operations	(21.4)	(6.5)	(34.8)	23.6
Depreciation and amortization	(27.7)	(25.2)	(77.4)	(75.0)
Restructuring and other income (charges), net (3)	(1.0)	(3.3)	(10.1)	(8.3)
Goodwill impairment charge (4)	—	—	(183.8)	(306.6)
Acquisition and other-related income (costs), net (5)	—	0.1	—	—
Gain (loss) on strategic investments (6)	—	(2.2)	(2.5)	(2.1)
Proxy contest charges (7)	—	—	(8.2)	—
Portfolio review expenses (8)	(1.1)	—	(1.1)	—
Indirect costs allocated to Divestiture (9)	(4.2)	(6.3)	(11.7)	(18.5)
Net income (loss) from continuing operations	$40.8	$47.5	$(71.5)	$(141.0)
_______________
(1) Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, proxy contest charges, portfolio review expenses, pension and postretirement settlement and curtailment income (charges), net, and indirect costs allocated to Divestiture.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Three Months Ended September 30,
	2025			2024
In millions, except per share data	PM	PC	APT	PM	PC	APT
Net sales (i)	$155.0	$139.9	$38.2	$151.1	$133.9	$48.8
Less:
Cost of sales (ii)	58.9	99.5	22.1	56.4	95.7	32.2
Selling, general, and administrative expenses (ii) (iii)	16.3	15.4	6.4	14.1	11.6	5.4
Other (income) expense, net (ii) (iv)	(0.1)	0.2	(0.2)	—	2.3	1.4
Segment EBITDA	$79.9	$24.8	$9.9	$80.6	$24.3	$9.8

	Nine Months Ended September 30,
	2025			2024
In millions, except per share data	PM	PC	APT	PM	PC	APT
Net sales (i)	$455.7	$333.1	$123.7	$453.4	$338.7	$144.7
Less:
Cost of sales (ii)	172.1	233.7	81.4	169.9	251.3	97.0
Selling, general, and administrative expenses (ii) (iii)	49.0	44.9	19.1	42.5	39.2	16.8
Other (income) expense, net (ii) (iv)	(1.5)	(0.6)	(0.1)	0.2	2.9	1.8
Segment EBITDA	$236.1	$55.1	$23.3	$240.8	$45.3	$29.1
_______________
(i) Relates to external customers only. Refer to Note 3 for a reconciliation to consolidated Net sales.
(ii) Excludes Depreciation and amortization.
(iii) Includes Research and technical expenses.
(iv) We have excluded the following items from Other (income) expense, net: gain (loss) on strategic investments, proxy contest charges, portfolio review expenses, depreciation, and amortization.
(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Performance Materials	$—	$0.6	$—	$0.7
Performance Chemicals	0.2	1.2	1.4	3.7
Advanced Polymer Technologies	0.1	0.2	6.6	0.1
Indirect costs allocated to Divestiture	0.7	1.3	2.1	3.8
Restructuring and other (income) charges, net	$1.0	$3.3	$10.1	$8.3
(4) For the nine months ended September 30, 2025, charge relates to the Advanced Polymer Technologies reportable segment. For the nine months ended September 30, 2024, charge relates to the Performance Chemicals reportable segment. Refer to note 7 for more information.
(5) Charges represent income (losses) incurred to complete and integrate acquisitions and other strategic investments. Charges may include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain legal and professional fees associated with the completion of acquisitions and strategic investments. For the three months ended September 30, 2024, charges relate to the Performance Chemicals reportable segment.
(6) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4, under the section: Strategic Investments, for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Performance Materials	$—	$—	$—	$(0.1)
Performance Chemicals	—	—	—	—
Advanced Polymer Technologies	—	2.2	2.5	2.2
(Gain) loss on strategic investments	$—	$2.2	$2.5	$2.1
(7) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(8) Charges represent professional service fees related to a review of the company's portfolio.
(9) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Cost of sales	$1.4	$2.9	$4.3	$8.7
Selling, general, and administrative expenses	2.7	2.9	7.5	9.0
Other (income) expense, net	0.1	0.5	(0.1)	0.8
Indirect costs allocated to Divestiture	$4.2	$6.3	$11.7	$18.5

Depreciation and amortization	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Performance Materials	$11.3	$9.7	$31.1	$29.0
Performance Chemicals	6.4	6.1	18.3	18.3
Advanced Polymer Technologies	8.9	7.9	24.9	23.0
Indirect costs allocated to Divestiture (1)	1.1	1.5	3.1	4.7
Total depreciation and amortization	$27.7	$25.2	$77.4	$75.0
_______________
(1) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

Capital expenditures	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Performance Materials	$7.4	$8.8	$19.4	$25.4
Performance Chemicals	2.8	4.9	5.5	11.8
Advanced Polymer Technologies	1.6	3.6	9.0	9.8
Total capital expenditures	$11.8	$17.3	$33.9	$47.0

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

Total assets
In millions	September 30, 2025	December 31, 2024
Performance Materials	$845.7	$824.3
Performance Chemicals	482.4	477.2
Advanced Polymer Technologies (1)	392.7	568.2
Total segment assets	$1,720.8	$1,869.7
Corporate and other (2)	57.5	63.0
Assets of discontinued operations	55.5	89.9
Total assets	$1,833.8	$2,022.6
_______________
(1) The decline in the Advanced Polymer Technologies reportable segment in 2025, as compared to 2024, was driven by the Goodwill impairment charge. Refer to note 7 for more information.
(2) Assets not specifically managed as part of one specific segment are referred to as "Corporate and other."
Note 15: Earnings (Loss) per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions (except share and per share data)	2025	2024	2025	2024
Net income (loss) from continuing operations	$40.8	$47.5	$(71.5)	$(141.0)
Net income (loss) from discontinued operations	2.7	(154.7)	(11.0)	(305.9)
Net income (loss)	$43.5	$(107.2)	$(82.5)	$(446.9)

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share from continuing operations	$1.12	$1.31	$(1.97)	$(3.88)
Basic earnings (loss) per share from discontinued operations	0.08	(4.26)	(0.30)	(8.43)
Basic earnings (loss) per share (1)	$1.20	$(2.95)	$(2.27)	$(12.31)

Diluted earnings (loss) per share from continuing operations	$1.10	$1.30	$(1.97)	$(3.88)
Diluted earnings (loss) per share from discontinued operations	0.08	(4.24)	(0.30)	(8.43)
Diluted earnings (loss) per share (1)	$1.18	$(2.94)	$(2.27)	$(12.31)

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	36,309	36,345	36,384	36,315
Weighted average additional shares assuming conversion of potential common shares	646	148	—	—
Shares - diluted basis (2)	36,955	36,493	36,384	36,315
_______________
(1) Earnings per share amounts shown for three months ended September 30, 2025 and September 30, 2024, may not precisely recalculate due to rounding.
(2) For the nine months ended September 30, 2025 and September 30, 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss from continuing operations for the period.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Average number of potential common shares - antidilutive	171	250	295	250
Note 16: Discontinued Operations
Industrial Specialties Divestiture
The Divestiture, as defined in Note 1, is expected to close by early Q1 2026. The Company has determined that the industrial specialties product line and CTO Refinery included within the Divestiture meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line and CTO Refinery, are presented as discontinued operations.
Furthermore, in connection with the Divestiture, Ingevity plans to enter into a series of agreements, including, but not limited to, (a) a transition services agreement, pursuant to which Ingevity will provide certain transition services to Purchaser for up to a 12-month period following the closing to facilitate the transfer of purchased assets to Purchaser, (b) an intellectual property agreement, in perpetuity, pursuant to which Ingevity will assign and transfer certain intellectual property assets used in the Businesses (as defined in the Purchase Agreement) to Purchaser in connection with the Divestiture and receive a license back to continue to exclusively utilize specified intellectual property in certain of Ingevity's remaining businesses, (c) a restrictive covenant agreement, subjecting Ingevity to a non-solicitation and limited non-compete obligation for a period of four years following the closing, (d) a ground lease agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity will lease certain real property used in the operations of the Divestiture and grant certain easements and licenses granting Purchaser the right to use portions of Ingevity's manufacturing facilities located at 5598 Virginia Avenue, North Charleston, South Carolina 29406 (the "Plant") necessary for the operation of the Divestiture, (e) a reciprocal plant operating agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity and Purchaser will provide each other with certain services and other arrangements supporting the operations of the CTO Refinery and the Plant and (f) an environmental indemnity agreement, which will include mutual indemnification rights and obligations for each party with respect to certain pre- and post-closing environmental losses that may arise, as well as an indemnity for environmental losses that may be incurred by either party under certain agreements to be entered into between the parties in connection with the Transaction.
The results of our discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales	$29.0	$43.1	$98.7	$170.8
Cost of sales	18.0	44.8	76.2	182.9
Gross profit	11.0	(1.7)	22.5	(12.1)
Selling, general, and administrative expenses	0.9	0.8	2.7	7.8
Research and technical expenses	0.6	0.5	2.1	2.8
Restructuring and other (income) charges, net	8.8	83.6	33.9	154.5
Goodwill impairment charge	—	—	—	42.5
Other (income) expense, net	(1.0)	105.3	(0.9)	160.1
Income (loss) from discontinued operations before income taxes	1.7	(191.9)	(15.3)	(379.8)
Provision (benefit) for income taxes on discontinued operations	(1.0)	(37.2)	(4.3)	(73.9)
Income (loss) from discontinued operations, net of income taxes	$2.7	$(154.7)	$(11.0)	$(305.9)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

The following table presents the major classes of assets and liabilities which represent those related to our industrial specialties product line, classified as held for sale and presented as discontinued operations:

In millions	September 30, 2025	December 31, 2024
Assets	(Unaudited)	(Unaudited)
Accounts receivable, net	$9.8	$9.3
Inventories, net (1)	21.4	46.1
Prepaid and other current assets	—	6.2
Current assets of discontinued operations	$31.2	$61.6
Property, plant, and equipment, net	14.1	14.8
Operating lease assets, net	10.2	13.5
Noncurrent assets of discontinued operations	$24.3	$28.3
Total Assets of discontinued operations	$55.5	$89.9
Liabilities
Accrued payroll and employee benefits	$0.4	$0.4
Current operating lease liabilities	4.2	4.6
Current liabilities of discontinued operations	$4.6	$5.0
Noncurrent operating lease liabilities	6.8	9.8
Noncurrent liabilities of discontinued operations	$6.8	$9.8
Total Liabilities of discontinued operations	$11.4	$14.8
_______________
(1) Reported net of LIFO Reserve of $7.8 million and $46.3 million for the periods ending September 30, 2025 and December 31, 2024, respectively.
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents significant cash flow and non-cash information for the Discontinued Operations:

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
Cash provided by (used in) operating activities:
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	$1.1	$8.1
Restructuring and other (income) charges, net	33.9	154.5
CTO resales	—	50.8
LIFO charge (liquidation)	(20.5)	3.0
(Gain) loss on strategic investment	—	9.3
Goodwill impairment charge	—	42.5
CTO supply contract termination charges	—	100.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restructuring and other cash outflow, net	(33.9)	(35.6)
CTO resales cash inflow (outflow), net	6.2	(45.0)
CTO supply contract termination cash outflow	—	(50.0)
Cash provided by (used in) investing activities:
Capital expenditures	$(0.2)	$(5.7)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's discussion and analysis of Ingevity Corporation's ("Ingevity," "the company" "we," "us" or "our") financial condition and results of operations ("MD&A") is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity's consolidated financial statements as of and for the year ended December 31, 2024, filed on February 19, 2025, with the Securities and Exchange Commission ("SEC") as part of the company's Annual Reporting on Form 10-K ("2024 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Unless otherwise indicated, the information in MD&A refer only to our continuing operations. See Note 1 and 16 for more information.
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "outlook," "project," "intend," "plan," "believe," "target," "prospects," "potential" and "forecast," and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2024 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•the anticipated timing, charges, costs and results of any current or future repositioning of our Performance Chemicals segment, including the announced sale of substantially all of the assets that relate to or are used in connection with our industrial specialties product line and our North Charleston crude tall oil refinery (the "Divestiture"), the oleo-based product refining transition and the closure of our plants in DeRidder, Louisiana and Crossett, Arkansas, may differ materially from our estimates due to events that may occur as a result of, or in connection with, such repositioning efforts;
•the Divestiture may not be consummated and, if consummated, may not yield the expected results or benefits;
•the risks that are associated with the co-located businesses following consummation of the Divestiture and potential impacts to our plant operations;

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
Recent Developments and Updates
Industrial Specialties Divestiture
On September 3, 2025, Ingevity entered into an Asset Purchase Agreement (the "Purchase Agreement") with Mainstream Pine Products, LLC, a Delaware limited liability company ("Purchaser"), pursuant to which Purchaser will purchase substantially all of the assets and assume and acquire certain of the rights and liabilities of Ingevity or its applicable affiliates that relate to or are used in connection with (a) Ingevity's industrial specialties product line (other than Ingevity's lignin dispersant and alternative fatty acid based products, road technologies product line and other businesses and products more fully described in the Purchase Agreement) and (b) Ingevity's North Charleston, South Carolina crude tall oil refinery (the "CTO Refinery") and Ingevity's and its affiliates' operations thereof (collectively, the "Divestiture"). The Company has determined that the industrial specialties product line and CTO Refinery included within the Divestiture meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line and CTO Refinery, collectively defined above as the Divestiture, are presented as discontinued operations. The Divestiture is expected to close by early 2026. Refer to Note 16 for more information.
Performance Chemicals Repositioning
We previously announced a number of strategic actions designed to reposition our Performance Chemicals reportable segment to improve profitability and reduce the cyclicality of the company as a whole. These actions increased our focus on growing our most profitable Performance Chemicals product lines, such as road technologies. The repositioning focused on reducing exposure to lower margin end-use markets of our industrial specialties product line, such as adhesives, publication inks, and oilfield, representing approximately 45 percent of our industrial specialties product line historical annualized net sales. See Note 16 for more information.
Expected Charges
Inclusive of continuing and discontinued operations, as part of the repositioning we expected to incur aggregate charges of approximately $365 million, excluding CTO resale activity, associated with the Performance Chemicals repositioning, consisting of approximately $255 million in asset-related charges, approximately $25 million in severance and other employee-related costs, and approximately $85 million in other restructuring costs, including decommissioning, dismantling and removal charges, and contract termination costs.
Through September 30, 2025, we have incurred $344.7 million associated with these actions, including $248.0 million of non-cash asset-related charges, and $96.7 million of charges to be settled in cash. As of September 30, 2025, $83.1 million of the charges to be settled in cash have been paid and all non-cash charges have been incurred. In total, we expect approximately $110 million of cash charges, including approximately $5 million during the remainder of 2025.
Expected Savings and Impact
Inclusive of continuing and discontinued operations, since November of 2023, we have realized total cash savings of approximately $103 million, including $82 million in Cost of sales, $16 million in Selling, general, and administrative expenses, and $5 million in Research and technical expenses, respectively. All cash savings have been realized as of September 30, 2025.
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
In addition to the cash savings, we have realized savings of approximately $12 million in lower full year depreciation and intangible amortization expenses, respectively. All savings have been realized as of September 30, 2025.
The charges we currently expect to incur in connection with these actions are subject to a number of assumptions and risks, and actual results may differ materially. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales	$333.1	$333.8	$912.5	$936.8
Cost of sales	199.2	202.2	538.8	571.9
Gross profit	133.9	131.6	373.7	364.9
Selling, general, and administrative expenses	44.1	37.9	129.6	119.5
Research and technical expenses	7.0	6.2	21.0	18.0
Restructuring and other (income) charges, net	1.0	3.3	10.1	8.3
Goodwill impairment charge	—	—	183.8	306.6
Acquisition-related costs	—	(0.1)	—	—
Other (income) expense, net	1.2	6.5	9.5	7.8
Interest expense, net	18.4	23.8	56.4	69.3
Income (loss) from continuing operations before income taxes	62.2	54.0	(36.7)	(164.6)
Provision (benefit) for income taxes on continuing operations	21.4	6.5	34.8	(23.6)
Net income (loss) from continuing operations	40.8	47.5	(71.5)	(141.0)
Income (loss) from discontinued operations, net of income taxes	2.7	(154.7)	(11.0)	(305.9)
Net income (loss)	$43.5	$(107.2)	$(82.5)	$(446.9)
Q3 2025 Performance Summary
Net sales were flat to the prior year. Increased Net sales in the Performance Chemicals reportable segment's road technologies product line and Performance Materials reportable segment was offset by lower volumes in Advanced Polymer Technologies due to the indirect impact of tariffs.
Net sales
The table below shows the 2025 Net sales and variances from 2024:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2025 vs. 2024	$333.8	(1.4)	(0.3)	1.0	$333.1
Nine months ended September 30, 2025 vs. 2024	$936.8	(37.3)	11.9	1.1	$912.5
Three Months Ended September 30, 2025 vs 2024
The Net sales decrease of $0.7 million in 2025 was driven by a volume decline of $1.4 million (zero percent) and unfavorable pricing and sales mix of $0.3 million (zero percent). This decline was partially offset by favorable foreign currency exchange of $1.0 million (zero percent).
Nine Months Ended September 30, 2025 vs. 2024
The Net sales decrease of $24.3 million in 2025 was driven by a volume decline of $37.3 million (four percent). This decline was partially offset by favorable pricing and sales mix of $11.9 million (one percent) and favorable foreign currency exchange of $1.1 million (zero percent).

Gross Profit
Three Months Ended September 30, 2025 vs. 2024
Gross profit increase of $2.3 million was driven primarily by decreased manufacturing costs of $5.4 million, favorable foreign currency exchange of $2.8 million, favorable pricing and sales mix of $0.5 million, and favorable sales volume of $0.2 million. This increase was partially offset by LIFO charges of $6.6 million.
Nine Months Ended September 30, 2025 vs. 2024
Gross profit increase of $8.8 million was driven primarily by decreased manufacturing costs of $22.7 million, favorable pricing and sales mix of $12.1 million, and favorable foreign currency exchange of $4.7 million. This increase was partially offset by LIFO charges of $16.2 million, and unfavorable sales volume of $14.5 million.
Selling, general and administrative expenses
Three Months Ended September 30, 2025 vs 2024
SG&A was $44.1 million (13 percent of Net sales) and $37.9 million (11 percent of Net sales) for the three months ended September 30, 2025 and 2024, respectively. Overall, SG&A increased by $6.2 million (16 percent), primarily driven by increased variable incentive compensation of $6.4 million, partially offset by decreased spending on commercial activities of $0.2 million.
Nine Months Ended September 30, 2025 vs. 2024
SG&A was $129.6 million (14 percent of Net sales) and $119.5 million (13 percent of Net sales) for the nine months ended September 30, 2025 and 2024, respectively. Overall, SG&A increased by $10.1 million (eight percent), driven by increased variable incentive compensation of $10.2 million, partially offset by decreased spending on commercial activities of $0.1 million.
Research and technical expenses
Three Months Ended September 30, 2025 vs 2024
Research and technical expenses as a percentage of Net sales was 2.1 percent and 1.9 percent for the three months ended September 30, 2025 and 2024, respectively. Overall, Research and technical expenses increased by $0.8 million, compared to the prior year quarter, primarily driven by an increase within our Performance Materials reportable segment.
Nine Months Ended September 30, 2025 vs. 2024
Research and technical expenses as a percentage of Net sales was 2.3 percent and 1.9 percent for the nine months ended September 30, 2025 and 2024, respectively. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expenses increased by $3.0 million, compared to the prior year, primarily driven by an increase within our Performance Materials reportable segment.

Restructuring and other (income) charges, net
Three and Nine Months Ended September 30, 2025 vs. 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Work force reductions and other	$0.3	$—	$8.0	$—
Performance Chemicals repositioning	0.7	2.0	2.1	3.4
Restructuring charges	$1.0	$2.0	$10.1	$3.4
North Charleston plant transition	—	1.3	—	4.9
Other (income) charges, net	$—	$1.3	$—	$4.9
Restructuring and other (income) charges, net (1)	$1.0	$3.3	$10.1	$8.3
_______________
(1) See Note 11 for more information.
Goodwill impairment charge
Three and Nine Months Ended September 30, 2025 vs. 2024
Goodwill impairment charge of zero and $183.8 million for the three and nine months ended September 30, 2025, respectively, within our Advanced Polymer Technologies reportable segment. Goodwill impairment charge of zero and $306.6 million for the three and nine months ended September 30, 2024, respectively, within our Performance Chemicals reportable segment. See Note 7 for more information.
Acquisition-related costs
Three and Nine Months Ended September 30, 2025 vs. 2024
Acquisition-related (income) costs were zero for the three and nine months ended September 30, 2025, and $(0.1) million and zero for the three and nine months ended September 30, 2024, respectively. All charges relate to the integration of Ozark Materials into our Performance Chemicals reportable segment.
Other (income) expense, net
Three and Nine Months Ended September 30, 2025 vs. 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Foreign currency transaction (gain) loss	$0.2	$1.0	$(1.3)	$3.1
(Gain) loss on strategic investments (1)	—	2.2	2.5	2.1
CEO severance charges	—	4.8	—	4.8
Proxy contest charges (2)	—	—	8.2	—
Portfolio review expenses (2)	1.1	—	1.1	—
Other (income) expense, net	(0.1)	(1.5)	(1.0)	(2.2)
Total Other (income) expense, net	$1.2	$6.5	$9.5	$7.8
_______________
(1) See Note 4 for more information.
(2) See Note 14 for more information.

Interest expense, net
Three and Nine Months Ended September 30, 2025 vs. 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Accounts receivable securitization (1)	$1.3	$1.7	$3.1	$4.5
Finance lease obligations (1)	1.8	1.8	5.4	5.4
Interest rate swap (2)	(0.2)	(0.4)	(0.7)	(0.4)
Litigation related interest expense (3)	1.4	1.3	3.9	3.9
Revolving Credit Facility and other lines of credit (1)	9.5	14.5	31.2	41.7
Senior notes (1)	5.6	5.6	16.8	16.8
Other interest (income) expense, net	(1.0)	(0.7)	(3.3)	(2.6)
Total Interest expense, net	$18.4	$23.8	$56.4	$69.3
_______________
(1) See Note 9 for more information.
(2) See Note 8 for more information.
(3) See Note 13 for more information.
Provision (benefit) for income taxes on continuing operations
Three and Nine Months Ended September 30, 2025 vs. 2024
For the three months ended September 30, 2025 and 2024, our effective tax rate was 34.4 percent and 12.0 percent, respectively. Excluding discrete items, the effective rate was 31.6 percent compared to 24.9 percent in the three months ended September 30, 2025 and 2024, respectively. See Note 12 for more information.
For the nine months ended September 30, 2025 and 2024, our effective tax rate was (94.8) percent and 14.3 percent, respectively. Excluding discrete items, the effective rate was 25.4 percent compared to 22.7 percent in the nine months ended September 30, 2025 and 2024, respectively. See Note 12 for more information.
Income (loss) from discontinued operations, net of income taxes
Three and Nine Months Ended September 30, 2025 vs. 2024
Income (loss) from discontinued operations, net of income taxes was $2.7 million and $(11.0) million for the three and nine months ended September 30, 2025, respectively. Income (loss) from discontinued operations, net of income taxes was $(154.7) million and $(305.9) million for the three and nine months ended September 30, 2024, respectively. See Note 16 for more information.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our reportable segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, proxy contest charges, portfolio review expenses, pension and postretirement settlement and curtailment income (charges), net, and indirect costs allocated to Divestiture.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2024 Annual Report.
Performance Materials
Q3 2025 Performance Summary
Performance Materials Net sales increased three percent compared to the prior year quarter reflecting improved global automobile production. Segment EBITDA for Performance Materials decreased $0.7 million or one percent, and Segment EBITDA margin declined to 51.5 percent. The margin was lower due to higher variable compensation and foreign currency exchange, which offset the benefits from increased volumes and price.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Performance Materials - Net sales	$155.0	$151.1	$455.7	$453.4
Segment EBITDA	$79.9	$80.6	$236.1	$240.8
Net Sales Comparison of Three and Nine Months Ended September 30, 2025 and September 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2025 vs. 2024	$151.1	4.6	(0.7)	—	$155.0
Nine months ended September 30, 2025 vs. 2024	$453.4	(1.1)	3.4	—	$455.7
Three Months Ended September 30, 2025 vs. 2024
Segment net sales. The increase of $3.9 million in 2025 was driven by volume growth of $4.6 million (three percent), partially offset by unfavorable pricing and sales mix of $0.7 million (zero percent).
Segment EBITDA. The decrease of $0.7 million in 2025 was driven by increased SG&A and research and technical expenses of $2.2 million, increased manufacturing costs of $1.9 million, and LIFO charges of $0.2 million. The decrease was partially offset by volume growth of $2.8 million, favorable pricing and sales mix of $0.6 million, and favorable foreign currency exchange and other charges of $0.2 million.
Nine Months Ended September 30, 2025 vs. 2024
Segment net sales. The increase of $2.3 million in 2025 was driven by favorable pricing and sales mix of $3.4 million (one percent), partially offset by a volume decline of $1.1 million (zero percent).

Segment EBITDA. The decrease of $4.7 million in 2025 was driven by increased SG&A and research and technical expenses of $7.9 million, LIFO charges of $2.5 million, volume decline of $0.7 million, and increased manufacturing costs of $0.6 million. The decrease was partially offset by favorable pricing and sales mix of $4.0 million, and favorable foreign currency exchange and other charges of $3.0 million.
Performance Chemicals
Q3 2025 Performance Summary
Performance Chemicals Net sales increased $6.0 million (four percent) compared to the prior year quarter, primarily due to higher sales in the North American pavement market within our road technologies product line. Segment EBITDA increased $0.5 million or two percent. Segment EBITDA margin was down to 17.7%, primarily due to lower pricing in road markings products within our road technologies product line to address competitive pressures.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Total Performance Chemicals - Net sales	$139.9	$133.9	$333.1	$338.7
Segment EBITDA	$24.8	$24.3	$55.1	$45.3
Net Sales Comparison of Three and Nine Months Ended September 30, 2025 and September 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2025 vs. 2024	$133.9	4.5	1.5	—	$139.9
Nine months ended September 30, 2025 vs. 2024	$338.7	(17.0)	11.6	(0.2)	$333.1
Three Months Ended September 30, 2025 vs. 2024
Segment net sales. The increase of $6.0 million in 2025 was driven by volume growth of $4.5 million (three percent), and favorable pricing and sales mix of $1.5 million (one percent).
Segment EBITDA. The increase of $0.5 million in 2025 was driven by lower manufacturing costs of $5.8 million, favorable pricing and sales mix of $1.5 million, volume growth of $1.3 million, and favorable foreign currency exchange and other charges of $1.5 million. The increase was partially offset by LIFO charges of $6.4 million, and increased SG&A of $3.2 million.
Nine Months Ended September 30, 2025 vs. 2024
Segment net sales. The decrease of $5.6 million in 2025 was driven by a volume decline of $17.0 million (five percent), and unfavorable foreign currency exchange of $0.2 million (zero percent). This was partially offset by favorable pricing and sales mix of $11.6 million (three percent).
Segment EBITDA. The increase of $9.8 million in 2025 was driven by decreased manufacturing costs of $20.9 million, favorable pricing and sales mix of $11.7 million, and favorable foreign currency exchange and other charges of $3.1 million. The increase was partially offset by LIFO charges of $13.7 million, a volume decline of $6.6 million, and increased SG&A of $5.6 million.

Advanced Polymer Technologies
Q3 2025 Performance Summary
Advanced Polymer Technologies Net sales decreased 22 percent compared to the prior year quarter reflecting continued pressure from indirect tariff impacts that depressed demand in customers’ end markets, continued weak industrial demand, and increased competition in China. Segment EBITDA increased by one percent, driven by lower raw material costs, improved operational efficiencies, and favorable foreign currency exchange.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Advanced Polymer Technologies - Net sales	$38.2	$48.8	$123.7	$144.7
Segment EBITDA	$9.9	$9.8	$23.3	$29.1
Net Sales Comparison of Three and Nine Months Ended September 30, 2025 and September 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2025 vs. 2024	$48.8	(10.5)	(1.1)	1.0	$38.2
Nine months ended September 30, 2025 vs. 2024	$144.7	(19.2)	(3.1)	1.3	$123.7
Three Months Ended September 30, 2025 vs. 2024
Segment net sales. The decrease of $10.6 million in 2025 was driven by a volume decline of $10.5 million (22 percent) and unfavorable pricing and sales mix of $1.1 million (two percent). The decrease was partially offset by favorable foreign currency exchange of $1.0 million (two percent).
Segment EBITDA. The increase of $0.1 million in 2025 was driven by decreased manufacturing costs of $3.7 million, and favorable foreign currency exchange and other charges of $2.8 million. The increase was partially offset by a volume decline of $3.9 million, unfavorable pricing and sales mix of $1.6 million, and increased SG&A of $0.9 million.
Nine Months Ended September 30, 2025 vs. 2024
Segment net sales. The decrease of $21.0 million in 2025 was driven by a volume decline of $19.2 million (13 percent) and unfavorable pricing and sales mix of $3.1 million (two percent). The decrease was partially offset by favorable foreign currency exchange of $1.3 million (one percent).
Segment EBITDA. The decrease of $5.8 million in 2025 was driven by a volume decline of $7.2 million, unfavorable pricing and sales mix of $3.6 million, and increased SG&A of $2.1 million. The decrease was partially offset by decreased manufacturing costs of $4.8 million and favorable foreign currency exchange and other charges of $2.3 million.

Discontinued Operations

Reconciliation of Net Income (Loss) from discontinued operations to EBITDA from discontinued operations (Non-GAAP)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income (loss) from discontinued operations (GAAP)	$2.7	$(154.7)	$(11.0)	$(305.9)
Provision (benefit) for income taxes on discontinued operations	(1.0)	(37.2)	(4.3)	(73.9)
Depreciation and amortization	0.3	1.0	1.1	8.1
Restructuring and other (income) charges, net (2)	8.8	83.6	33.9	154.5
Goodwill impairment charge (3)	—	—	—	42.5
Loss on CTO resales (4)	—	0.8	—	50.8
CTO supply contract termination charges (5)	—	100.0	—	100.0
(Gain) loss on strategic investments (6)	—	4.5	—	9.3
Inventory charges (7)	—	3.8	—	6.3
Indirect costs allocated to Divestiture (8)	(4.2)	(6.3)	(11.7)	(18.5)
EBITDA from discontinued operations (Non-GAAP) (1)(9)	$6.6	$(4.5)	$8.0	$(26.8)
_______________
(1) EBITDA from discontinued operations is defined as net sales from discontinued operations less operating expenses from discontinued operations (operating expenses from discontinued operations consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from EBITDA from discontinued operations: income taxes, depreciation, amortization, restructuring and other income (charges), net, inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on sale of strategic investments, loss on CTO resales, CTO supply contract termination charges, and pension and postretirement settlement and curtailment income (charges), net.
(2) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our EBITDA from discontinued operations.
(3) During the second quarter of 2024, the company concluded that the carrying value of the Performance Chemicals reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge.
(4) Due to the DeRidder Plant closure and the corresponding reduced CTO refining capacity, we were obligated, under an existing CTO supply contract, to purchase CTO through 2025 at amounts in excess of required CTO volumes. On July 1, 2024, the CTO supply contract that resulted in these excess CTO volumes was terminated. As a result of the termination, the purchases under the CTO supply contract ended effective June 30, 2024. The CTO resale activity described above ended in 2024.
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
(6) We exclude gains and losses from strategic investments from our segment results, as well as our non-GAAP financial measures, because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our EBITDA from discontinued operations.
(7) For the three and nine months ended September 30, 2024, inventory charges represent lower of cost or market charges associated with the Performance Chemicals’ repositioning and restructuring actions. These charges were not allocated in the measurement of profitability used by our CODM and are therefore excluded from EBITDA from discontinued operations. Amounts are included in Cost of sales from discontinued operations. See Note 16 for more information.
(8) EBITDA from discontinued operations includes indirect costs that were previously allocated to the Divestiture but not eligible for discontinued operations accounting treatment.

(9) We believe this non-GAAP financial measure provides management as well as investors, potential investors, securities analysts, and others with useful information to evaluate the performance of the business, because such measure, when viewed together with our financial results computed in accordance with GAAP, provides a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe this measure is useful because it excludes the effects of financing and investment activities as well as non-operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales from discontinued operations	$29.0	$43.1	$98.7	$170.8
EBITDA from discontinued operations	$6.6	$(4.5)	$8.0	$(26.8)

Net Sales Comparison of Three and Nine Months Ended September 30, 2025 and September 30, 2024:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended September 30, 2025 vs. 2024	$43.1	(10.7)	(3.5)	0.1	$29.0
Nine months ended September 30, 2025 vs. 2024	$170.8	(67.8)	(5.2)	0.9	$98.7
Three Months Ended September 30, 2025 vs. 2024
Net sales from discontinued operations. The decrease of $14.1 million in 2025 was driven by volume decline of $10.7 million (25 percent), unfavorable pricing and sales mix of $3.5 million (eight percent), partially offset by favorable foreign currency exchange of $0.1 million (zero percent).
EBITDA from discontinued operations. The increase of $11.1 million in 2025 was driven by lower manufacturing costs of $6.3 million and LIFO liquidation benefit of $5.7 million, and favorable foreign currency exchange and other charges of $1.6 million, which included a one time insurance settlement of $1.0 million in 2025. The increase was partially offset by volume decline of $1.8 million and unfavorable pricing and sales mix of $0.7 million.
Nine Months Ended September 30, 2025 vs. 2024
Net sales from discontinued operations. The decrease of $72.1 million in 2025 was driven by a volume decline of $67.8 million (40 percent), and unfavorable pricing and sales mix of $5.2 million (three percent). This was partially offset by favorable foreign currency exchange of $0.9 million (one percent).
EBITDA from discontinued operation. The increase of $34.8 million in 2025 was driven by LIFO liquidation benefit of $23.5 million, decreased manufacturing costs of $13.6 million, and decreased SG&A of $5.6 million, and favorable foreign currency exchange and other charges of $2.5 million, which included one time insurance settlement of $1.0 million in 2025. The increase was partially offset by unfavorable pricing and sales mix of $5.3 million and a volume decline of $5.1 million.

Use of Non-GAAP Financial Measures - Total Adjusted EBITDA, Adjusted EBITDA from continuing operations, and Adjusted EBITDA from discontinued operations
Ingevity has presented the financial measures, Total Adjusted EBITDA, Adjusted EBITDA from continuing operations, and Adjusted EBITDA from discontinued operations, defined below, which have not been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. These measures are not meant to be considered in isolation nor as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Total Adjusted EBITDA, Adjusted EBITDA from continuing operations, and Adjusted EBITDA from discontinued operations are utilized by management as a measure of profitability.
We believe these non-GAAP financial measures provide management as well as investors, potential investors, securities analysts, and others with useful information to evaluate the performance of the business, because such measure, when viewed together with our financial results computed in accordance with GAAP, provides a more complete understanding of the factors and trends affecting our historical financial performance and projected future results. We believe these measures are useful because they exclude the effects of financing and investment activities as well as non-operating activities.
Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, acquisition and other-related (income) costs, litigation verdict charges, (gain) loss on strategic investments, proxy contest charges, portfolio review expenses, and pension and postretirement settlement and curtailment (income) charges, net.
Adjusted EBITDA from discontinued operations is defined as net income (loss) from discontinued operations plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, acquisition and other-related (income) costs, (gain) loss on strategic investments, loss on CTO resales, and CTO supply contract termination charges.
Total adjusted EBITDA is defined as Adjusted EBITDA from continuing operations and Adjusted EBITDA from discontinued operations.
These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with these non-GAAP measures, including the potential lack of comparability of these measures from one company to another. Reconciliations are set forth within this section.

Reconciliation of Net Income (Loss) from Continuing Operations (GAAP) and Net Income (Loss) from Discontinued Operations (GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP), Adjusted EBITDA from Discontinued Operations (Non-GAAP), and Total Adjusted EBITDA (Non-GAAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income (loss) from continuing operations (GAAP)	$40.8	$47.5	$(71.5)	$(141.0)
Interest expense, net	18.4	23.8	56.4	69.3
Provision (benefit) for income taxes on continuing operations	21.4	6.5	34.8	(23.6)
Depreciation and amortization (1)	27.7	25.2	77.4	75.0
Restructuring and other (income) charges, net (2)	1.0	3.3	10.1	8.3
Goodwill impairment charge (3)	—	—	183.8	306.6
Acquisition and other-related (income) costs, net (4)	—	(0.1)	—	—
(Gain) loss on strategic investments (5)	—	2.2	2.5	2.1
Proxy contest charges (6)	—	—	8.2	—
Portfolio review expenses (7)	1.1	—	1.1	—
Adjusted EBITDA from continuing operations (Non-GAAP)	$110.4	$108.4	$302.8	$296.7

Net income (loss) from discontinued operations (GAAP)	$2.7	$(154.7)	$(11.0)	$(305.9)
Provision (benefit) for income taxes on discontinued operations	(1.0)	(37.2)	(4.3)	(73.9)
Interest expense, net	—	—	—	—
Depreciation and amortization	0.3	1.0	1.1	8.1
Restructuring and other (income) charges, net (8)	8.8	83.6	33.9	154.5
Goodwill impairment charge (8)	—	—	—	42.5
Acquisition and other-related (income) costs (8)	—	—	—	—
Loss on CTO resales (8)	—	0.8	—	50.8
CTO supply contract termination charges (8)	—	100.0	—	100.0
(Gain) loss on strategic investments (8)	—	4.5	—	9.3
Adjusted EBITDA from discontinued operations (Non-GAAP)	$10.8	$(2.0)	$19.7	$(14.6)

Total Adjusted EBITDA (Non-GAAP)	$121.2	$106.4	$322.5	$282.1
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
(7) Charges represent professional service fees related to a review of the company's portfolio.

(8) Refer to Note 16 for more information.
Adjusted EBITDA from continuing operations
Three and Nine Months Ended September 30, 2025 vs. 2024
Adjusted EBITDA from continuing operations is the sum of all reportable segment's EBITDA, less the indirect costs allocated to Divestiture and as such, the factors that impacted adjusted EBITDA from continuing operations period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.

Current Full Year Company Outlook vs. Prior Year
Our outlook below is inclusive of both continuing and discontinued operations.
We are revising our 2025 outlook for Net sales, inclusive of both continuing and discontinued operations, to between $1.25 billion and $1.35 billion. We expect Net sales in our Performance Materials reportable segment to be flat to slightly down reflecting current industry forecasts, which project a ~2 percent decline in North America light vehicle production when compared to 2024. For our Advanced Polymer Technologies reportable segment, we expect Net sales to be down mid-teens versus the prior year, reflecting weaker end-market demand due to the continued impact of tariffs and competitive dynamics.
We expect our Performance Chemicals reportable segment, inclusive of both continuing and discontinued operations, to generate full-year EBITDA margins in the high-single to low-double digits. The industrial specialties product line, which is now presented as Discontinued Operations, is projected to deliver Net sales of around $130 million, and Adjusted EBITDA margin of approximately six percent, inclusive of indirect costs. We estimate these indirect costs will be approximately $15 million and expect to eliminate these indirect costs by the end of 2026 through operational efficiencies and the associated service agreements executed in conjunction with the Divestiture.
Our Total Adjusted EBITDA, inclusive of both continuing and discontinued operations, outlook for 2025 has been revised to reflect continued pressure on the Advanced Polymers Technologies reportable segment due to indirect tariffs and competitive dynamics. We expect Total Adjusted EBITDA, inclusive of both continuing and discontinued operations, to be between $390 million and $405 million.
A reconciliation of net income from continuing operations, net income from discontinued operations to adjusted EBITDA from continuing operations, adjusted EBITDA from discontinued operations, and total adjusted EBITDA as projected for 2025 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related income (costs); additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA from continuing operations, adjusted EBITDA from discontinued operations, and total adjusted EBITDA, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA from continuing operations, adjusted EBITDA from discontinued operations, and total adjusted EBITDA.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of September 30, 2025, our undrawn capacity under our revolving credit facility was $477.0 million. Over the next twelve months, we expect to fund the following: debt principal repayments, interest payments, capital expenditures, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), additional spending associated with our Performance Materials' intellectual property litigation, and restructuring activities such as the repositioning of our Performance Chemicals reportable segment as further described within Note 11. In addition, we may also evaluate and consider strategic acquisitions, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $83.4 million at September 30, 2025. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at September 30, 2025, included $79.7 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Refer to Note 12 for more information.
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
During the three and nine months ended September 30, 2025, we repurchased $25.2 million, inclusive of $0.2 million in excise tax, in common stock, representing 445,724 shares of our common stock at a weighted average cost per share of $56.09. At September 30, 2025, $328.4 million remained unused under the 2022 Authorization.
During the three and nine months ended September 30, 2024, we repurchased no common stock.
Capital Expenditures
Projected 2025 capital expenditures are $50-70 million. We have no material commitments associated with these projected capital expenditures as of September 30, 2025.

Cash flow comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
In millions	2025	2024
Net cash provided by (used in) operating activities	$234.1	$64.1
Net cash provided by (used in) investing activities	(42.4)	(51.5)
Net cash provided by (used in) financing activities	(168.8)	27.4
Cash flows provided by (used in) operating activities
Cash provided by operating activities, inclusive of continuing and discontinued operations, consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital) and totaled $234.1 million for the nine months ended September 30, 2025, which was inclusive of an approximately $40 million benefit related to discontinued operations.
Cash provided by operating activities for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, increased by $170.0 million. This increase was driven by a decrease in CTO resale cash outflows of $51.2 million, a decrease in CTO supply contract termination cash outflows of $50.0 million, a net reduction in trade working capital of $19.0 million (including accounts receivable, inventory, and accounts payable), increased cash earnings of $17.0 million, a decrease in tax payments of $16.9 million,lower cash interest paid of $10.3 million, and decreased spending on restructuring initiatives of $8.5 million. Partially offsetting these cash inflows was increased employee compensation payments of $2.9 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities, inclusive of continuing and discontinued operations, in the nine months ended September 30, 2025 was $42.4 million and was primarily driven by capital expenditures of $34.1 million, and a strategic investment of $21.0 million. In the nine months ended September 30, 2025 and 2024, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending. The decrease in Net cash used in investing activities when compared to the prior year period is primarily due to reduced capital expenditures of $18.6 million, and cash provided by other investing activities.

Capital expenditure categories	Nine Months Ended September 30,
In millions	2025	2024
Maintenance	$20.5	$33.8
Safety, health and environment	8.5	2.4
Growth and cost improvement	5.1	16.5
Total capital expenditures	$34.1	$52.7
Cash flows provided by (used in) financing activities
Cash used in financing activities, inclusive of continuing and discontinued operations, in the nine months ended September 30, 2025, was $168.8 million and was primarily due to payments on our revolving credit facility and other borrowings of $350.0 million, and repurchases of common stock of $25.2 million, partially offset by proceeds from our revolving credit facility and other borrowings of $209.5 million.
Cash provided by financing activities in the nine months ended September 30, 2024 was $27.4 million and was primarily due to proceeds from our revolving credit facility and other borrowings of $150.5 million, partially offset by payments on our revolving credit facility and other borrowings of $119.3 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 25 percent of our net sales in the first nine months of 2025. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2025, would have decreased our net sales and income from continuing operations before income taxes by approximately $10.8 million or one percent, and $3.5 million or ten percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the nine months ended September 30, 2024, would have decreased our net sales and income from continuing operations before income taxes by approximately $11.0 million or one percent, and $3.6 million or two percent, respectively.
Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 4.13 percent as of September 30, 2025, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.3) million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, approximately $415 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings was 5.75 percent for the period ended September 30, 2025. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2025, would have increased our annual interest expense by approximately $4.1 million or seven percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the nine months ended September 30, 2024, would have increased our annual interest expense by approximately $6.5 million or eight percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately four percent of our cost of goods sold for the nine months ended September 30, 2025. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 8 for more information on our natural gas price risk hedging program. For the three and nine months ended September 30, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.7 million (34 basis points) and $2.1 million (39 basis points). Comparatively, for the three and nine months ended September 30, 2024, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.7 million (34 basis points) and $2.1 million (36 basis points). As of September 30, 2025, we had 1.5 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of September 30, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.8) million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
Other market risks
Information about our other remaining market risks for the period ended September 30, 2025, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2024 Annual Report.

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
As of September 30, 2025, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2024 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the company's business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2024 Annual Report for the quarter ended September 30, 2025.
Recent changes to tariffs could negatively impact our business.
The U.S. government has imposed or announced new global tariffs, and is considering the imposition of additional tariffs. These new tariffs have resulted in retaliatory measures imposed, announced or under consideration by certain U.S. trading partners, most notably China. These changes to trade policy are expected to make it more difficult or costly for us to export our products and import raw materials. This in turn could require us to increase prices to our customers, which may reduce demand. Such demand reduction or inability to increase customer prices may negatively impact our profitability. The retaliatory tariff measures imposed by China, if not unwound, are expected to significantly lower our margin on Performance Materials and Performance Chemicals products sold from the United States into China. These tariff measures may also result in decreased demand for our customers' products that incorporate our products, and adversely affect our financial condition and results of operations.
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
Following the closing of the Divestiture, Mainstream Pine Products, LLC (“Mainstream”) will be operating within the footprint of our North Charleston, South Carolina facility. Disruptions to Mainstream’s operations, as well as any inability of Mainstream to supply us with Tall Oil Fatty Acid or other CTO derived products, could have an adverse effect on our financial condition and results of operations.
Also, many of our production employees are governed by collective bargaining agreements ("CBAs"). The CBA at our Warrington, United Kingdom Advanced Polymer Technologies manufacturing facility with GMB Union is negotiated annually and the parties operate under the prior CBA until new terms are agreed. The CBA at our Covington, Virginia Performance Materials plant with the International Brotherhood of Electrical Workers (IBEW) on behalf of its affiliated Local Union 464 expired on January 15, 2025. A new CBA with IBEW was ratified on June 24, 2025. A new CBA at our Crossett, Arkansas Performance Chemicals manufacturing facility with the International Association of Machinists and Aerospace Workers Union ("IAM") was ratified on April 3, 2025, including a Plant Closure and Termination Agreement. The CBA at our Covington, Virginia Plant with the Covington Paperworkers Union Local 675, affiliated with the Association of Western Pulp and Paper Workers will expire on December 1, 2025. It is anticipated that the parties will begin contract renewal negotiations during the fourth quarter of 2025.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended September 30, 2025.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1-31, 2025	—	$—	—	$353,384,633
August 1-31, 2025	278,567	$54.58	278,567	$338,179,287
September 1-30, 2025	167,157	$58.60	167,157	$328,384,656
Total	445,724		445,724
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Asset Purchase Agreement dated as of September 3, 2025 between Ingevity Corporation and Mainstream Pine Products, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 4, 2025).

10.2+	Amended and Restated Ingevity Corporation Non-Employee Director Compensation Policy.

10.3+	Amended and Restated Ingevity Corporation Non-Employee Director Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Financial Officer.

32.1	Section 1350 Certification of the Company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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
Date: November 6, 2025