Form 10-K
period 2025-12-31
Ingevity Corp
filed 2026-02-26
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
______________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(Registrant's telephone number)

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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of
"large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).                 Yes  ☐ No  ☒
At June 30, 2025, the aggregate market value of common stock held by non-affiliates of the Registrant was $1,567,103,311. The market value held by non-affiliates excludes the value of those shares held by executive officers and directors of the Registrant.
The Registrant had 35,291,884 shares of common stock, $0.01 par value, outstanding at February 18, 2026.

Documents Incorporated by Reference
Portions of the Company's definitive 2025 Annual Meeting Proxy Statement are incorporated by reference into Part III of this report.

Ingevity Corporation
Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "prospects," "potential," "outlook," "guidance," and "forecast," and other words, terms and phrases of similar meaning.
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
The risks and uncertainties that may cause actual results to differ materially from those indicated in any forward-looking may be included with the forward-looking statement itself. Other such risks and uncertainties include, but are not limited to, those discussed in Item 1A. Risk Factors in this report, as well as the following:
•our review of strategic alternatives for the Advanced Polymer Technologies ("APT") segment and Performance Chemicals road markings product line may not result in a transaction to sell one or both;
•any transaction we enter into, including the sale of our North Charleston crude tall oil ("CTO") refinery assets and the majority of the Performance Chemicals industrial specialties product line, may not yield the expected results or benefits;
•if the review of strategic alternatives for APT and road markings results in transactions, we may be adversely impacted if we are unable to adjust our costs and operating structure to reflect the requirements of the business after giving effect to such transactions;
•we may be adversely affected by general global economic, geopolitical, and financial conditions beyond our control, including inflation, the Russia-Ukraine war, and the conflict in the Middle East;
•leadership transitions within our organization;
•we are exposed to risks related to our international sales and operations, including recent changes in tariffs and trade policies;
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
•we are dependent upon third parties for the provision of certain critical operating services at several of our plants;
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

PART I
ITEM 1. BUSINESS
General
Ingevity Corporation provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive gasoline vapor emissions control systems, food, water and chemical filtration, asphalt paving, agrochemical dispersants, bioplastics, coatings, elastomers, and paint for road markings. We operate in three reportable segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, "Ingevity," the "Company," "we," "us," or "our" means Ingevity Corporation and its consolidated subsidiaries and their predecessors.
Our business originated as part of the operations of our former parent company, Westvaco Corporation, in 1964, and we operated as a division of Westvaco Corporation and its corporate successors, including MeadWestvaco Corporation and WestRock Company ("WestRock"), until our separation from WestRock in May 2016. Our common stock began "regular-way" trading on the New York Stock Exchange in May 2016 under the symbol "NGVT."
Our principal executive offices are located at 4920 O'Hear Avenue, Suite 400, North Charleston, South Carolina 29405. Ingevity maintains a website at www.ingevity.com. We make available, free of charge through our website, our filings with the Securities and Exchange Commission (the "SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such items are filed with, or furnished to, the SEC. We also use our website to publish additional information that may be important to investors, such as presentations to analysts. Information contained in or connected to our website is not incorporated by reference into this Annual Report on Form 10-K. Reports we file with the SEC may also be viewed at www.sec.gov.
Finalized our Strategic Portfolio Review and Announced New Ingevity
On October 29, 2024, we announced our intention to comprehensively review Ingevity's asset and product portfolios, referred to as our Strategic Portfolio Review. On January 16, 2025, we announced the exploration of strategic alternatives for our Performance Chemicals industrial specialties product line, including a potential divestiture of portions of the North Charleston site. On September 4, 2025, we announced the agreement to sell the North Charleston crude tall oil refinery and the majority of the industrial specialties product line, and on January 1, 2026, the announced sale was completed.
On December 8, 2025, we announced the completion of our Strategic Portfolio Review. We labeled the state of the Company following the actions contemplated by the Strategic Portfolio Review, New Ingevity. To become New Ingevity, we announced the simplification of our businesses including the exploration of strategic alternatives for our Advanced Polymer Technologies ("APT") reportable segment and the Performance Chemicals road markings product line, which we expect to complete by the end of 2026. New Ingevity will be comprised of two attractive businesses aligned around strong core competencies, with superior and consistent profitability: Performance Materials and Pavement Technologies. New Ingevity's businesses will be focused on high-value, mission-critical applications that benefit from durable, long-term demand and will allow Ingevity to retain our global scale, maintain a strong pro forma financial profile, and provide a more stable, simplified specialty materials portfolio poised to deliver profitable growth with best-in-class earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins. We believe our two business segments are unified by very strong core competencies, including unique technologies that incorporate deep technical expertise on highly engineered materials, leading market positions, and intellectual property, all of which creates a sustainable competitive advantage for Ingevity.

Current Ingevity
Performance Materials
Performance Chemicals
• Industrial Specialties
(divested as of 01/01/26)
• Road Technologies
◦ Pavement Technologies
◦ Road Markings
Advanced Polymer Technologies
New Ingevity
Performance Materials
Pavement Technologies

Industrial Specialties Divestiture
On September 3, 2025, Ingevity entered into an Asset Purchase Agreement (the "Purchase Agreement") with Mainstream Pine Products, LLC, a Delaware limited liability company ("Purchaser"), pursuant to which Purchaser agreed to purchase substantially all of the assets and assume and acquire certain of the rights and liabilities of Ingevity or its applicable affiliates that relate to or are used in connection with (a) Ingevity's industrial specialties product line (other than Ingevity's lignin dispersant and alternative fatty acid based products, pavement technologies product line and other businesses and products more fully described in the Purchase Agreement) and (b) Ingevity's North Charleston, South Carolina crude tall oil refinery (the "CTO Refinery") and Ingevity's and its affiliates' operations thereof (collectively, the "Divestiture"). We determined that, upon execution of the Purchase Agreement, the industrial specialties product line and CTO Refinery included within the Divestiture met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the Divestiture have been reclassified and presented as discontinued operations for all periods presented. The Divestiture was completed on January 1, 2026.
Unless otherwise noted, discussion within Part II relates to continuing operations. Refer to Note 20 of the Notes to the Consolidated Financial Statements included in Part II. Item 8 within this Form 10-K for further information regarding discontinued operations.
Ingevity as of December 31, 2025
The table below illustrates our primary end-use markets for our products by segment, as well as our net sales by segment for the fiscal year 2025. For more information on our U.S. and foreign operations, see Notes 4 and 18, to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.

	Performance Materials	Performance Chemicals	Advanced Polymer Technologies
End-Use Markets	Automotive Filtration: Chemicals, Food, and Water	Asphalt Pavement Construction Asphalt Pavement Preservation Asphalt Pavement Reconstruction and Recycling Road Markings Agrochemical Dispersants	Automotive & Transportation Industrial Equipment Footwear & Apparel Bioplastics Consumer Packaging Medical & Health
2025 Revenue	$606.9 million	$400.5 million	$160.2 million
Seasonality
There are a variety of seasonal dynamics, including global climate and weather conditions, that impact our businesses, though none have currently materially affected our financial results, except in the case of the pavement technologies and road markings product lines, where roughly 70 to 75 percent of revenue is generated between April and September. Furthermore, our Performance Chemicals pavement technologies and road markings product lines financial results can be sensitive to weather conditions, particularly prolonged or severe wet weather, which can disrupt operations, delay projects, and reduce customer demand across certain markets. From a supply perspective, this seasonality is effectively managed through pre-season inventory build and active inventory management throughout the year.
Energy
Our manufacturing processes require a significant amount of energy. We depend on natural gas to power the processes in our activated carbon plants and chemical manufacturing operations. Although we believe that we currently have a stable natural gas supply and infrastructure for our operations, we are subject to volatility in the market price of natural gas. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the resulting volatility of earnings and cash flow. All of our manufacturing processes also consume a significant amount of electricity and are located in regulated service areas that have stable electricity rate structures with reliable supply.
Leveraging Sustainability
Throughout our Performance Materials, Performance Chemicals, and Advanced Polymer Technologies reportable segments, we are a leader in adding value to products made from renewable materials and in derivatizing technologies that impart desirable environmental benefits in their use. Our mission to purify, protect and enhance is reflected in our bio-based and certified biodegradable products, which help industries like automotive, asphalt paving, packaging and agriculture create sustainable solutions that benefit both end-users and the environment.
Put simply: Ingevity's products help customers reduce their ecological impact. Our asphalt emulsifiers enable pavement recycling that reuses up to 100 percent of existing materials to create longer-lasting roads. Our automotive activated carbon products improve the air we breathe by recovering 8 million gallons of gasoline daily. Our agriculture adjuvants provide enhanced performance in crop protection. The superior durability of caprolactone-based polyurethane technologies extends product life, and the biodegradable performance of our thermoplastic polycaprolactones offers compostable end-of-life solutions.
Our business is built on our ability to maximize the value and utility of materials over their lifecycle, and we will continue to enhance this value proposition through product development.
Human Capital Management
Core Values
Developed collaboratively by Ingevity employees, the IngeviWay is the cultural framework that shapes Ingevity's future and enables our success. It describes who we are, what we want to be, and what's important to us as we work together to fulfill our purpose to purify, protect and enhance the world around us.

Reinforcing our IngeviWay foundation is the "The IngeviWay in Action," an initiative that raises the bar on expectations to build, inspire and lead, and better aligns how we work as a team to create the Ingevity of the future. By focusing on making a positive impact through everyday actions, "The IngeviWay in Action" bolsters the way we live our core values of safety and sustainability, maximize value for our people and our customers, commitment to excellence, integrity and ethical behavior, and drive to create innovative solutions.
Talent & Culture
Our employees are critical to our success, and we strive to provide a safe, rewarding, and respectful workplace where our people have opportunities to pursue career paths based on skills, performance, and potential. Our success depends, in part, on our ability to attract, retain and motivate critical resources across production, technical, engineering, sales, and various functional disciplines.
Our success is fueled by a vibrant, team-oriented culture where people understand that our individual differences make a greater collective impact in every interaction, from peer-to-peer collaboration across regions to customer engagements. At the heart of our efforts, we aim to strengthen empathetic and inclusive leadership, cultivate a sense of safety and belonging, and structure our systems, policies and processes to enable employee success. Working as one team, we are building a workplace where everyone has the opportunity to thrive.
We believe that the diversity of our leadership continues to positively impact our growth and success. Today, our board of directors is 27 percent women and 27 percent racially and ethnically diverse, and our executive team is 25 percent women-led and 38 percent racially and ethnically diverse.
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
Labor Relations and Collective Bargaining
We currently employ approximately 1,500 employees, of whom approximately 74 percent are employed in the U.S. Approximately 52 percent of our production employees are represented by labor unions under various collective bargaining agreements ("CBA"). We engage in negotiations with labor unions for new CBAs from time to time based on expiration dates of agreements and statutory requirements. We consider our relationships with all salaried, union-hourly, and non-hourly employees to be positive and collaborative.
The CBA at our Warrington, United Kingdom Advanced Polymer Technologies manufacturing plant with GMB Union is negotiated annually and the parties operate under the prior CBA until new terms are agreed. The CBA at our Covington, Virginia Performance Materials plant with the International Brotherhood of Electrical Workers ("IBEW") on behalf of its affiliated Local Union 464 expired on January 15, 2025. A new CBA with IBEW was ratified on June 24, 2025. The CBA at our Covington, Virginia plant with the Covington Paperworkers Union Local 675, affiliated with the Association of Western Pulp and Paper Workers expired on December 1, 2025. The parties began contract renewal negotiations during the fourth quarter of 2025 and negotiations are in process. The parties will continue to operate under the same terms and conditions while negotiations are pending.
Health & Safety
Ingevity is committed to maintaining world‑class health and safety performance as a core value. Personal, process, and public safety are foundational to how we operate and essential to protecting our workforce, our contractors, and the communities where we do business. Our approach includes the design and maintenance of safe operations, continuous improvement of safety performance, robust management systems, strong compliance culture, and a long‑term commitment to achieving zero harm to people and the environment.

In 2025, we advanced our safety performance through increased reporting and response to near‑miss incidents and hazardous conditions, enabling us to address risks before they resulted in injuries. We expanded the use of leading indicators and enhanced incident investigations to ensure contributing factors were accurately identified and resolved. These efforts contributed to a 29% reduction in personal and process safety incidents compared to 2024.
We also completed implementation of our Zero Harm Behaviors program across all operating sites. This initiative strengthens our safety culture by defining the behaviors essential for safe work, empowering employees to voice concerns, propose improvements, and take ownership of safety performance. The program reinforces what excellence in safety behavior looks like at all levels of the organization and supports a more engaged and proactive safety environment.
For 2026, we have prioritized reducing injuries related to slips, trips, and falls (which accounted for half of all injuries in 2025) while also maintaining a strong focus on preventing significant injuries and process safety incidents.
Our focus on safety extends beyond manufacturing to the safe transport of our products. All operating locations, third‑party warehouses, and distribution centers follow rigorous training, inspection, and auditing protocols to ensure responsible handling of materials. Because we work with third‑party transportation providers, we maintain 24/7/365 global incident support for immediate notification and expert guidance. In the United States, we utilize CHEMTREC for real‑time incident reporting and coordination; internationally, we partner with Ricardo, a trusted emergency response service that provides experienced support for incidents outside the U.S.
Governmental Regulations
Our manufacturing operations are subject to regulation by governmental and other regulatory authorities with jurisdiction over our operations. These regulations include the discharge of materials into the environment, the handling, storage, transportation, disposal, and clean-up of chemicals and waste materials, and otherwise relating to the protection of the environment, as well as other operational regulations, such as the Occupational Safety and Health Act ("OSHA") and the Toxic Substances Control Act ("TSCA") in the U.S., and the Registration, Evaluation and Authorization of Chemicals ("REACH") directives in the European Union, the United Kingdom, and other countries. It is not possible to quantify with certainty the material effects that compliance with these regulations may have on Ingevity's capital expenditures, earnings, or competitive position, but we currently anticipate that such compliance will not have a material adverse effect on any of the foregoing. Environmental and other regulations and related legal proceedings have the potential to involve significant costs and liability for Ingevity.
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
On July 19, 2018, we filed suit against BASF Corporation ("BASF") in the U.S. District Court for the District of Delaware (the "Delaware Proceeding") alleging BASF infringed Ingevity's patent covering canister systems used in the control of automotive gasoline vapor emissions (U.S. Patent No. RE38,844) (the "844 Patent"). On February 14, 2019, BASF asserted counterclaims against us in the Delaware Proceeding, alleging two claims for violations of U.S. antitrust law (one for exclusive dealing and the other for tying) as well as a claim for tortious interference with an alleged prospective business relationship between BASF and a BASF customer (the "BASF Counterclaims"). The BASF Counterclaims relate to our enforcement of the 844 Patent and our entry into several supply agreements with customers of our fuel vapor canister honeycombs. The U.S. District Court dismissed our patent infringement claims on November 18, 2020, and the case proceeded to trial on the BASF Counterclaims in September 2021.

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
On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we have decided to no longer pursue any further appeals. We expect payment of the judgment, plus post-judgment interest, to be made in the second quarter of 2026. BASF has indicated it will seek attorneys' fees and costs in amounts that they will allege and have to demonstrate at a future date. See Note 17 to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
Segments
Performance Materials
We engineer, manufacture, and sell hardwood-based, chemically activated carbon products which are produced through a highly technical and specialized process primarily for use in gasoline vapor emission control systems in internal combustion engines and hybrid electric vehicles including cars, trucks, motorcycles, and boats. Our activated carbon products are further used in filtration applications for food and beverage, water, and chemical purification. We believe our technical expertise in activated carbon can benefit various applications and expand our markets beyond our core automotive business, such as energy storage. We are using our engineering and manufacturing expertise in activated carbon to explore opportunities in nanotubes, scaffolding, and hard carbon that improve battery life and performance, increase storage capacity, and shorten charging times. We continue to explore solutions in renewable natural gas as well as filtration and purification markets.
Our automotive activated carbon products primarily take the form of granules, pellets, and honeycomb "scrubbers," which are primarily utilized in vehicle-based gasoline vapor emission control systems to capture gasoline vapors that would otherwise be released into the atmosphere as volatile organic compounds. The captured gasoline vapors are largely purged from the activated carbon and re-directed to the engine where they are used as supplemental power for the vehicle. In this way, our automotive activated carbon products are part of a system that improves the environment and fuel efficiency. Performance Materials' net sales for 2025, 2024, and 2023 were $606.9 million, $609.6 million, and $586.0 million, respectively. The chart below reflects our 2025 Performance Materials' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.
The majority of Performance Materials' EBITDA is derived from activated carbon sales used in newly produced hybrid and non-hybrid vehicles with powertrains utilizing gasoline internal combustion engines. The segment results are influenced by two primary mix factors: the type of vehicles produced globally and the emissions‑control standards in each region. These variables directly influence the demand for the segment's activated carbon products. With respect to vehicle type mix, the segment benefits from larger vehicles, such as trucks and sport utility vehicles, whether hybrid or non-hybrid, as these vehicles contain either more volume of our activated carbon content or higher demanding carbon technologies to maintain regulatory requirements.
Regional mix is also central to the segment performance. North America, which represents approximately half of total Performance Materials net sales, is the segment's most profitable region. This is driven by both the prevalence of larger vehicles and the region's world leading emissions control standards, which require more advanced activated carbon products. The Asia Pacific region accounts for roughly 40 percent of total Performance Materials' net sales. Within Asia Pacific, about half of our net sales are in China, with South Korea and Japan comprising most of the remaining balance. These markets either enforce strict emissions requirements or manufacture vehicles for export to regions with strict emissions requirements, supporting steady demand for activated carbon. Europe is our least impactful region due to the region's regulatory landscape, which heavily favors the accelerated adoption of electric vehicles. Europe's emissions control standards also lag those of North America and Asia Pacific.

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
Customers
We sell our automotive technology products to approximately 65 customers around the globe. In 2025, our ten largest customers accounted for approximately 90 percent of sales. We are the trusted source of these products for many of the world's largest automotive parts manufacturers, including PHINIA Inc. (previously part of BorgWarner Inc.), A. Kayser Automotive System GmbH, Korea Fuel-Tech Corporation, MAHLE GmbH, and many other large and small component manufacturers throughout the global automotive supply chain. Our food, water, beverage, and chemical purification products are sold to approximately 70 customers globally. We primarily sell our products through our own direct sales force in North America, Europe, South America, and Asia.
Competition
Our competitors include Norit, Kuraray Co., Ltd., domestic U.S. manufacturers and distributors of imported products, and Chinese manufacturers. Ingevity has a decades-long track record of providing activated carbon that achieves life-of-vehicle emission standards. Given the imperative for automotive manufacturers to produce vehicles for the U.S., Canada, and China markets capable of meeting life-of-vehicle emission standards, or potentially face expensive recalls and unfavorable publicity, our automotive activated carbon products provide our customers with the low-risk choice for this high-performance application. Additionally, we are well-positioned to meet increasingly stringent emissions standards worldwide.

Performance Chemicals
Our Performance Chemicals segment is comprised of two product lines: pavement technologies and road markings. Our Performance Chemicals products are utilized in asphalt pavement construction, reconstruction and recycling, road markings, and agrochemical dispersants. Our application expertise is often called upon by our customers to provide unique solutions that maximize resource efficiency. We have a broad and diverse customer base in this segment. In 2025, our top ten customers accounted for approximately 32 percent of our segment revenue, with the next 100 customers making up approximately 46 percent of our segment revenue. Performance Chemicals' net sales for 2025, 2024, and 2023 were $400.5 million, $401.9 million, and $425.5 million, respectively. The chart below reflects our 2025 Performance Chemicals' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.
Raw Materials and Production
Our Performance Chemicals segment serves customers globally from five manufacturing locations in the U.S. Our products are derived from a variety of raw materials, including maleic anhydride, ethoxylates, amines, and acrylic emulsions. These are sourced where possible through multiple suppliers to protect against supply disruptions and to maintain competitive pricing.
Markets Served
Pavement Technologies
Our pavement technologies product line produces a broad line of innovative additives and technologies utilized globally in asphalt pavement construction, preservation, reconstruction and recycling, and agrochemical dispersants.
Asphalt Pavement Construction. Evotherm, our premier line of pavement construction additives, is a warm mix asphalt technology that allows production temperatures to be significantly lowered compared to conventional hot mix asphalt. Lower production temperatures allow customers to extend the paving season, increase recycled asphalt content, and reduces emissions. Evotherm improves the quality of the asphalt mix, improves road density and extends road life by up to 30%.
Asphalt Pavement Preservation. We provide an array of pavement preservation products used to create asphalt emulsions for road maintenance projects. Our technical team matches the right emulsifier and design to our customers' materials and conditions to create high-performing emulsions. We offer a full range of specialized cationic, anionic, and amphoteric emulsifiers with additional, custom-formulated specialty additives.
Asphalt Pavement Reconstruction and Recycling. We provide an array of pavement reconstruction and recycling emulsifiers and additives that reduce the life cycle cost of pavement by enabling the milling and reuse of existing roadways. Our cold in-place recycling additives allow our customers to reopen existing roadways faster, while also lowering overall costs and jobsite emissions.

Agrochemical Dispersants. We produce dispersants for crop protection products as well as other naturally derived products for agrochemicals. Crop protection formulations are highly engineered, specifically formulated, and cover a range of different formulation types, from liquids to solids. We deliver a wide range of dispersants that are high-performing and consistent. In addition, our crop protection products are approved for use as inert ingredients in agrochemicals by regulatory agencies worldwide.
Customers
We supply our pavement technologies products to approximately 600 customers in 60 countries through our own direct sales force, primarily in the Americas and Europe, as well as a network of third-party distributors. In 2025, our ten largest customers accounted for approximately 38 percent of the product line's sales. Our largest customers include Ergon, Inc., Idaho Asphalt Supply Inc., The Heritage Group, and Syngenta.
Competition
Our primary competitors in pavement technologies are Nouryon Chemicals B.V., Arkema S.A., and Zydex Group. We compete based on deep knowledge of our customers' businesses and extensive insights into road-building technologies and trends globally. We use these strengths to develop consultative relationships with government departments of transportation, facilitating new technology introduction into key markets around the world. Our combined expertise in the disciplines of chemistry and civil engineering provides us with a comprehensive understanding of the relationship between the molecular structure of our products and their impact on the performance of pavement systems. This allows us to develop products customized to local markets and to consistently deliver cost-effective solutions for our customers.
Road Markings
Our road markings product line produces thermoplastic and waterborne paint road markings technologies which provide long service life, excellent adhesion, superior color, and higher retro-reflectivity. Based on the customer and/or governmental agency requirements, the markings can be designed for varying levels of initial and retained performance properties.
Customers
We supply our road markings products to approximately 200 customers in North America through our own direct sales force. In 2025, our ten largest customers accounted for approximately 59 percent of the product line's sales. Our largest customers include TRP Group, and Frontline.
Competition
Our primary competitors in road markings are Sherwin-Williams Company, and PPG Industries Traffic Solutions. We are a proven and trusted provider of mission-critical road marking solutions, relied upon by leading private contractors and government agencies across North America. We maintain a strong, defensible market position reinforced by deep customer relationships and a competitive advantage built on exceptional service, reliability, and consistent product performance.

Advanced Polymer Technologies
Our Advanced Polymer Technologies segment produces caprolactone and caprolactone-based specialty polymers for use in coatings, resins, elastomers, adhesives, bioplastics, and medical. Advanced Polymer Technologies' net sales for 2025, 2024, and 2023 were $160.2 million, $188.6 million, and $204.0 million, respectively. The chart below reflects our 2025 Advanced Polymer Technologies' net sales by geography. Sales are assigned to geographic areas based on the location of the party to which the product was shipped.
Raw Materials and Production
Our Advanced Polymer Technologies segment serves customers globally from one manufacturing location in the U.K. Our Advanced Polymer Technologies' products are caprolactone-based, which is derived from cyclohexanone, a benzene derivative, and hydrogen peroxide, both of which are readily available in the market. We maintain multiple suppliers of cyclohexanone to protect against supply disruptions and to maintain competitive pricing. Our hydrogen peroxide is currently supplied by Solvay Interox Limited.
Customers
We sell our Advanced Polymer Technologies products to approximately 200 customers around the globe through our own direct sales representatives and third-party sales representatives and distributors. In 2025, our ten largest customers accounted for approximately 44 percent of the segment's sales. Our largest customers are active in polyurethane, elastomers, adhesives, coatings, and bioplastics applications.
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
Operational Risks
Our review of strategic alternatives for the APT reportable segment and Performance Chemicals road markings product line may not result in a transaction and any transaction we enter into, including the completed sale of our North Charleston CTO refinery assets and the majority of the Performance Chemicals industrial specialties product line, may not yield the expected results or benefits.
On December 8, 2025, we announced plans to explore strategic alternatives for our APT reportable segment and Performance Chemicals road markings product line. While it is our intent to identify and pursue a transaction for each of APT and the road markings product line, that, in each case will improve the Company's financial performance and benefit our stockholders by enabling us to focus on higher margin opportunities, there can be no guarantee that this strategic review will result in such transactions or achieve such expected results or benefits.
We are dependent upon third parties for the provision of certain critical operating services at several of our plants.
We are dependent upon third parties for the provision of certain critical operating services, primarily utilities and related services (depending on the site, e.g., compressed air, energy, water, wastewater treatment, hydrogen peroxide), at our plants in Covington, Virginia, and Warrington, United Kingdom. We are co-located with third parties at each of the foregoing plants, and we face related risks of disruptions to our operations arising out of the acts or omissions of such third parties. We are also co-located with, and provide certain critical operating services to, a third party at our North Charleston, South Carolina plant. If we are unable to provide such services, we could face liability for disrupting such third party's operations.
The services provided by third parties would be at risk if any of the counterparties were to idle or permanently shut down the associated mill or plant, or if operations at the associated mill or plant were disrupted due to natural or other disaster, or by reason of strikes or other labor disruptions, or if there were a significant contractual dispute between the parties. The third party provider of critical and non-critical services at our location in Warrington, United Kingdom has discontinued most of its operations at its Warrington, United Kingdom plant, but continues to provide services to us. In the event that the applicable counterparty were to fail to provide the contracted services, we would be required to obtain these services from other third parties, most likely at an increased cost, or to expend capital to provide these services ourselves. The expenses associated with obtaining or providing these services, as well as any interruption in our operations as a result of the failure of the counterparty to provide these services, may be significant and may adversely affect our financial condition and results of operations.
Furthermore, in the event that Smurfit WestRock's Covington, VA paper mill's wastewater treatment operations do not comply with permits or applicable law and Smurfit WestRock is unable to determine the cause of such non-compliance, then we will be responsible for between 10 percent and 50 percent of the costs and expenses of such noncompliance (increasing in 10 percent increments per violation during each twelve-month period) despite representing less than 3 percent of the total wastewater volume. These costs and expenses may be significant and may adversely impact our financial condition and results of operations.
Additionally, several of our manufacturing plants are leased. In the event we were to have a dispute with the landlord regarding the terms of the relevant lease agreements, or we were otherwise unable to fully access or utilize the leased property, the associated business disruption may be significant and may adversely affect our financial condition and results of operations.
Disruptions at any of our plants could negatively impact our production, financial condition and results of operations.
Disruptions to any of our manufacturing operations or other plants due to natural disasters and extreme weather, such as a hurricane, tropical storm, earthquake, tornado, severe weather, flood or fire, or other unanticipated problems such as labor difficulties, pandemics, equipment failure, cyberattacks or other cybersecurity incidents, capacity expansion difficulties or unscheduled maintenance, and planned or unplanned production slowdowns and shutdowns, turnarounds and outages, could cause operational disruptions of varied duration. Also, many of our production employees are governed by collective bargaining agreements. The CBA at our Warrington, United Kingdom APT manufacturing plant with GMB Union is negotiated annually and the parties operate under the prior CBA until new terms are agreed. The CBA at our Covington, Virginia Performance Materials plant with the International Brotherhood of Electrical Workers ("IBEW") on behalf of its affiliated Local Union 464 expired on January 15, 2025. A new CBA with IBEW was ratified on June 24, 2025. The CBA at our Covington, Virginia Plant with the Covington Paperworkers Union Local 675, affiliated with the Association of Western Pulp and Paper Workers expired on December 1, 2025. The parties began contract renewal negotiations during the fourth quarter of 2025 and negotiations are in process. The parties will continue to operate under the same terms and conditions while negotiations are pending.
While the Company has generally positive relations with its labor unions, there is no guarantee the Company will be able to successfully negotiate new union contracts without work stoppages, labor difficulties or unfavorable terms. In addition, existing CBAs may not prevent a strike or work stoppage at the applicable plant.
These types of disruptions could materially adversely affect our financial condition and results of operations to varying degrees depending upon the plant, the duration of the disruption, and our ability to shift business to another plant or find alternative sources of manufacturing capacity. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles. In certain cases, we have products, such as our extruded honeycomb, caprolactone, pavement preservation products, road construction products, pavement reconstruction and recycling products, that are only made at a single site, such as our Waynesboro, Georgia Performance Materials plant, North Charleston Performance Chemicals plant and Warrington, U.K. APT plant. While we have some redundancies within the plants that are the sole manufacturer of certain products, we have limited ability to make these products at other plants.
Supply Chain Risks
We purchase a variety of raw materials, which are subject to pricing pressures and limited availability; inability to procure these raw materials or to pass on price increases could negatively impact our operations or financial results.
The Company purchases a variety of raw materials from third parties for its manufacturing operations, including, but not limited to, hardwood sawdust, phosphoric acid, ethylene amines, tall oil fatty acid ("TOFA"), lignin, maleic/fumaric acid, hydrogen peroxide, cyclohexanone, and ethoxylates. Each raw material is subject to its own supply and demand dynamics which may, at times, limit availability and/or cause price volatility. The Company may be unable to procure the quantities of raw materials it needs which could negatively impact our operations or we may be unable to pass through price increases to our customers which could negatively impact our financial results. For example, lignin and TOFA are in limited supply and if we are unable to secure a sufficient amount of lignin or TOFA on a cost-effective basis we could suffer disruption to our pavement technologies product line, which could negatively impact our financial results and our results of operations.
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
In 2025, sales to customers outside of the U.S. made up approximately 43 percent of our total sales, and we sell our products to customers in approximately 70 countries. We have exposure to risks of operating outside the U.S., including: fluctuations in foreign currency exchange rates, including the euro, pound sterling, Japanese yen, Brazilian Real, and Chinese renminbi; restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the U.S.; difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations, which may carry significant penalties for non-compliance including reputational harm, fines or shutdowns; unexpected changes in political or regulatory environments; earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions; geopolitical and economic instability, including the wars in Ukraine and the Middle East and the potential escalation of these conflicts; general country strikes or work stoppages; unforeseen public health crises, such as pandemic and epidemic diseases; import and export restrictions; difficulties in maintaining overseas subsidiaries and international operations; difficulties in obtaining approval for significant transactions; government limitations on foreign ownership; government takeover or nationalization of business; and government mandated price controls.
Changes in tariff regimes could negatively impact our business.
The U.S. government has imposed new global tariffs, and is considering the imposition of additional tariffs. These new tariffs have resulted in (or could result in) retaliatory measures imposed, announced or under consideration by certain U.S. trading partners, most notably China. These changes to trade policy are expected to make it more difficult or costly for us to export our products and import raw materials. This in turn could require us to increase prices to our customers, which may reduce demand. Such demand reduction or inability to increase customer prices may negatively impact our profitability. The retaliatory tariff measures imposed by China, if not unwound, may significantly lower our margin on Performance Materials and Performance Chemicals products sold from the United States into China if we are unable to pass these costs onto our customers. These tariff measures may also result in decreased demand for our customers' products that incorporate our products, and adversely affect our financial condition and results of operations. Reciprocal tariffs from China and other trading partners could impact our competitive position compared to local competitors and other companies not subject to the same restrictions. As such, we could lose market position and our business, operating results, and financial condition would be adversely impacted.
Market Risks
Adverse conditions in the automotive market may negatively impact demand for our automotive carbon products.
Sales of our automotive activated carbon products are tied to global internal combustion engine ("ICE") and hybrid electric vehicle automobile ("HEV") production levels. ICE and HEV automotive production in the markets we serve can be affected by macro-economic and other outside factors such as interest rates, fuel prices, shifts in vehicle mix (including shifts toward alternative energy vehicles), consumer confidence, employment trends, regulatory and legislative oversight requirements, tariffs, trade agreements, microchip shortages, and disruptions to the operations of suppliers within the automotive original equipment manufacturer ("OEM") supply chain.
The Company's pavement technologies product line is heavily dependent on government infrastructure spending.
A significant portion of our customers' revenues in our pavement technologies is derived from contracts with various foreign and U.S. governmental agencies, and therefore, when government spending is reduced, our customers' demand for our products is similarly reduced. While we do not do business directly with governmental agencies in our pavement technologies product line, our customers provide paving services to the governments of various jurisdictions within North America, South America, Europe, China, Brazil and India, and revenue either directly or indirectly attributable to such government spending continues to remain a significant portion of our revenues. Government business is, in general, subject to special risks and challenges, including: delays in funding and uncertainty regarding the allocation of funds to federal, state and local agencies; delays in spending or reductions in other state and local funding dedicated for transportation projects; other government budgetary constraints, cutbacks, delays or reallocation of government funding; long purchase cycles or approval processes; our customers' competitive bidding and qualification requirements; changes in government policies and political agendas; and international conflicts or other military operations that could cause the temporary or permanent diversion of government funding from transportation or other infrastructure projects.
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

In the Performance Materials segment, there is competition from other activated carbon and honeycomb manufacturers. These competitors are trying to develop more advanced and alternative activated carbon products that could more effectively compete with our products in automotive applications. There is also competition in automotive applications from non-activated carbon competitors and product offerings. For example, multiple OEMs are using sealed tanks in certain subsets of their vehicles to comply with the strict emission regulations (i.e., Tier 3/LEV III) in the U.S. While sealed tank fuel systems generally require an increased sized pelleted activated carbon canister to deal with refueling emissions, in most cases, they do not use an extruded honeycomb to meet current U.S. and California regulations. If a competitor were to succeed in developing products that are better suited than ours for automotive evaporative emissions capture applications and/or a competitive technology, such as, but not limited to, sealed gas tanks, our financial results could be negatively impacted.
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
In the Advanced Polymer Technologies segment, there is competition from other caprolactone manufacturers, including new market entrants. This increased competition in our end-use markets, has impacted and may continue to impact, our financial condition and results of operations.
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
Certain of the Company's products are sold into cyclical end-markets, such as the automotive market and the apparel market, which are impacted by changes in consumer and industrial demand.
Certain of our products are sold into end-markets that are cyclical and subject to frequent and rapid technology changes, changes in consumer preferences, evolving standards, and changes in product supply and demand. For example, demand for our Advanced Polymer Technologies products in the automotive market, where our products are formulated into automotive resins and coatings and various components, may be affected by technological advances, changing OEM specifications, and global automobile production levels. Demand for our Advanced Polymer Technologies products which are sold into automotive applications, footwear adhesives and structural support, may be affected by consumer discretionary spending and changes in consumer preferences. Additionally, sales of our Advanced Polymer Technologies products have, and may continue to be, negatively impacted due to reduced global industrial demand. The impact of these changes may lead to increased competition from competing and substitute products and downward pricing pressures on our customers, and therefore, on our Advanced Polymer Technologies product offerings.
We are dependent on certain large customers.
We have certain large customers in particular businesses, the loss of which could have a material adverse effect on the applicable segment's sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows. Sales to the Company's ten largest customers (across all three segments) accounted for 41 percent of total sales for 2025. No customer accounted for more than 10 percent of total sales for 2025. With some exceptions, our business with those large customers is based primarily upon individual purchase orders. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If a major customer or multiple smaller customers elected not to purchase products from us, our financial condition and results of operations could be materially adversely affected.
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
We rely on our information technology systems, some of which are managed by third parties, to support, manage and maintain the day-to-day operations and activities of our business, including our manufacturing plants, customer and vendor transactions, and financial, accounting, and business records. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws and regulations.
The secure processing, storage, and transmission of sensitive, confidential, and personal data is critical to our operations and business strategy. We have instituted a system of security policies, procedures, capabilities, internal controls and audits aligned with our ISO 27001 certification, designed to protect this information. Additionally, we engage third-party threat detection, penetration testing, and monitoring services which includes a global cybersecurity incident response team. Despite our security architecture and controls, and those of our third-party providers, we may be vulnerable to cyber-attacks, computer viruses, security breaches, ransomware attacks, inadvertent or intentional employee actions, system failures, and other risks that could potentially lead to the compromising of sensitive, confidential or personal data, improper use of our, or our third-party provider systems, solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions. Further, the widespread availability, adoption and rapid evolution of artificial intelligence ("AI") technologies may increase our cybersecurity risk, including the use of generative artificial intelligence to augment existing or to create new malware, and additional vulnerabilities may be introduced from the use of artificial intelligence by our customers or third parties. We also maintain an information security risk insurance policy to help mitigate the financial consequences of these risks, however, there is no guarantee that such a policy will be sufficient to address such costs. In addition, the global regulatory environment pertaining to information security and privacy is increasingly complex, with new and changing requirements, such as the European Union's General Data Protection Regulation ("GDPR"), California Consumer Privacy Act ("CCPA"), and the China Cybersecurity Law and Personal Information Protection Law. GDPR, which applies to the collection, use, retention, security, processing, and transfer of personally identifiable information of residents of EU countries, mandates new compliance obligations and imposes significant fines and sanctions for violations. CCPA requires companies to provide new data disclosure, access, deletion, and opt-out rights to consumers in California. Implementing and complying with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise affect our business operations. Information security breaches, cyber incidents, and disruptions, or failure to comply with laws and regulations related to information security or privacy, could result in legal claims or proceedings against us by governmental entities or individuals, significant fines, penalties or judgements, disruption of our operations, remediation requirements, changes to our business practices, and damage to our reputation, which could adversely affect our business, financial condition or results of operations.

Legal and Regulatory Risks
From time to time, we may be engaged in legal actions associated with our intellectual property rights; if we are unsuccessful, these could potentially result in an adverse effect on our financial condition and results of operations.
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and trade dress, are important to our business. See "Intellectual Property" included within Part I. Item 1 of this Form 10-K for more information on the 844 Patent. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used, in jurisdictions into which our products are imported, and in jurisdictions where our competitors have significant manufacturing capabilities. Our success will depend to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain or maintain protection for our intellectual property in key jurisdictions and the Company's patents and other intellectual property may not prevent competitors from independently developing or selling similar or duplicative products and services. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. We are currently involved in a legal action related to the intellectual property associated with the 844 Patent. On September 15, 2021, a jury in the lawsuit filed by the Company against BASF Corporation for patent infringement in the U.S. District Court for the District of Delaware (the "Delaware Proceeding") issued a verdict in favor of BASF on certain counterclaims filed by BASF in the Delaware Proceeding. The jury awarded BASF damages of approximately $28.3 million, which will be trebled under U.S. antitrust law to approximately $85.0 million when the court enters judgment. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury's verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF's motion for pre-judgment interest on its tortious interference claim as well as our motion seeking judgment as a matter of law, or a new trial in the alternative. Earlier in the Delaware Proceeding, the U.S. District Court dismissed the Company's patent infringement claims against BASF alleging BASF infringed the 844 Patent and invalidated some, but not all, of the claims in our 844 patent, which expired in March 2022.
On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we have decided to no longer pursue any further appeals. We expect payment of the judgment, plus post-judgment interest, to be made in the second quarter of 2026. The Company continues to accrue a total of $85.0 million, the full amount of the jury's verdict (including treble damages). The amount accrued for this matter is included within Accrued expenses on the consolidated balance sheets as of December 31, 2025, and the charge was included within Other (income) expense, net on the consolidated statement of operations for the twelve months ended December 31, 2021. In addition, as a result of the judgment being officially entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. As of December 31, 2025 and 2024, the total amount accrued, inclusive of post-judgement interest, was $95.4 million and $91.4 million, respectively. The amount of any liability the Company may ultimately incur related to the Delaware Proceeding could be more or less than the amount accrued. BASF has indicated it will seek attorneys' fees and costs in amounts that they will allege and have to demonstrate at a future date. The Company has and may continue to incur additional fees, costs and expenses for as long as the post-trial motions are ongoing. If the Company is required to pay any associated fees, costs, and expenses, such outcomes could have an adverse effect on the Company's business, financial condition, and operating results.
The Delaware Proceeding and other legal actions to protect, defend or enforce our intellectual property rights could result in significant costs and diversion of our resources and our management's attention, and we may not prevail in any such other actions, which could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. If the Company is found to infringe any third-party rights, it could be required to pay substantial damages, or it could be enjoined from offering some of its products and services.
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
There are hazards associated with the chemicals we manufacture and the related storage and transportation of our raw materials, including common solvents, such as toluene and methanol, and reactive chemicals, such as acrylic acid, all of which fall under the OSHA Process Safety Management Code. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing plant or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage and performance by third parties, and as a result we could face potential hazards, including the following: piping and storage tank leaks and ruptures; mechanical failure; employee exposure to hazardous substances; and chemical spills and other discharges or releases of toxic or hazardous substances or gases. These hazards may cause personal injury and loss of life, damage to property, and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our public reputation and brand, and diminished product acceptance. While we have insurance coverage intended to assist with any financial impacts, the financial resources of the Company could be impacted. If such actions are determined adversely to us, or there is an associated economic impact on our business, we may have inadequate insurance or cash flow to offset any associated costs.
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
Increased focus by governmental entities on environmental issues and sustainability have resulted in a complex landscape of new or increased regulations. Changes in environmental laws and regulations, or their application, could subject Ingevity to significant additional capital expenditures and operating expenses. Additionally, changes in the regulation of greenhouse gases, as well as future climate change laws and regulations, depending on their nature and scope, could subject our operations to significant additional costs or limits on operations. Our manufacturing plants use energy, including electricity and natural gas and some of our plants emit amounts of greenhouse gasses that may in the future be affected by legislative and regulatory efforts to limit greenhouse gas emissions. Potential consequences could include increased energy, transportation, and raw material costs and may require us to make additional investments in plants and equipment or limit our ability to grow. Any such changes are uncertain and, therefore, it is not possible for Ingevity to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.
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
Our pavement technologies and road markings product lines are seasonal in nature, with roughly 70 to 75 percent of revenue generated between April and September each year. Adverse weather conditions, which directly affect the ability to engage in paving and/or road marking activity, have had, and going forward may have, an adverse effect on sales in the pavement technologies and road markings product lines if such conditions result in lower customer demand due to a shortened season.
Increasing weather-related impacts on our operations and plant sites may impact the cost or availability of insurance. Furthermore, the potential impact of climate change and related regulations on our suppliers and customers is highly uncertain and there can be no assurance that it will not have an adverse effect on the availability over time of our suppliers' and customers' businesses, and on our financial condition and results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
At Ingevity, we understand that strong cybersecurity is essential to protecting sensitive information and maintaining trust. Our program is grounded in industry-recognized standards, including the ISO 27001 information security framework, for which we achieved certification in 2024. Our diverse cybersecurity team uses advanced technologies, including AI and machine learning, to enhance and continuously refine our defenses. We also collaborate closely with local, state, and federal agencies, as well as peers across the chemical manufacturing sector, to stay ahead of emerging threats and implement effective measures that safeguard our employees, customers, and operations.
Key Components of Our Cybersecurity Program:
Leadership and Governance. We maintain a highly skilled team of internal and external cybersecurity professionals, led by our Vice President of Information Technology, Chief Information Officer, and Chief Information Security Officer ("VP of IT"), who brings more than three decades of experience in information security and information technology. Our cybersecurity team holds deep expertise across the security domain and maintains a range of advanced industry certifications, including ISA/IEC 62443 Cybersecurity Expert, ("ISC")² certifications, Certified Information Security Manager ("CISM"), and Certified Information Systems Security Professional ("CISSP").
Beginning in 2025, the Sustainability & Safety Committee of our Board of Directors assumed oversight of our cybersecurity and risk management programs, a responsibility previously held by the full Board. This shift enables more focused and in‑depth review of cybersecurity matters. The Committee receives quarterly updates from the VP of IT and periodic briefings from external cybersecurity experts, while the full Board receives at least one formal update each year supported by regular Committee reporting.
We continuously monitor our information systems with advanced security controls and routine audits to identify and address vulnerabilities. Our incident response plan provides immediate mitigation steps, long‑term remediation, and measures to prevent recurrence. The VP of IT regularly briefs the executive leadership team to ensure senior management stays informed of cybersecurity risks, incidents, and emerging threats. We also maintain strict controls over the collection, storage, and access of personal, proprietary, and confidential information, with a focus on protecting trade secrets, intellectual property, third‑party data, and employee information.
Industry-Standard Frameworks, Policies, and Protection Measures. We follow industry‑recognized practices, including the ISO 27001 information security standard, for which we earned certification in 2024. Our program includes continuous network monitoring, preventive and detective controls, and annual independent security assessments to help safeguard sensitive information.
Incident Response and Testing. We maintain a comprehensive incident response plan supported by regular simulations, vulnerability scans, penetration tests, and independent assessments to continually strengthen our cybersecurity controls and resilience.
Third‑Party Monitoring. A managed security services provider monitors our enterprise network 24/7. We also require third‑party providers with access to personal, confidential, or proprietary information to maintain strong cybersecurity measures aligned with legal requirements and industry best practices.

Our proactive cybersecurity approach combines advanced technologies with collaboration from third‑party experts to maintain alignment with industry standards and strengthen the protection of sensitive information for both our organization and our customers. Over the past three years, we have not experienced any cybersecurity threats or incidents that have had, or are reasonably likely to have, a material effect on our business strategy, results of operations, or financial condition.
However, despite our security architecture, controls, and those of our third‑party providers, we remain exposed to risks such as cyberattacks, ransomware, security breaches, system failures, the rapid evolution and increased adoption of AI and inadvertent or malicious employee actions. Any such event could materially impact our operations or financial performance.
ITEM 2.    PROPERTIES
We are headquartered in North Charleston, South Carolina and operate manufacturing facilities in the U.S., United Kingdom, and the People's Republic of China and have business offices and warehouse and distribution facilities globally. The following locations represent the principal properties of Ingevity. We believe these facilities are adequate and suitable for our current operations, and that the production capacity of our facilities is sufficient to meet current demand. In the case of the properties identified as "Leased," we nevertheless own the manufacturing facilities and equipment.

Location	Own / Lease	Functional Use
North Charleston, South Carolina	Own / Lease (1)	Corporate Headquarters; Application Labs; Performance Chemicals: Manufacturing
Covington, Virginia	Lease	Performance Materials: Manufacturing
Waynesboro, Georgia	Own (2)	Performance Materials: Manufacturing
Shanghai, People's Republic of China	Lease	Regional Headquarters; Application Lab
Wickliffe, Kentucky	Own (3)	Performance Materials: Manufacturing
Changshu, People's Republic of China	Lease	Performance Materials: Manufacturing
Warrington, United Kingdom	Lease	Advanced Polymer Technologies: Manufacturing, Application Lab
Zhuhai, People's Republic of China	Lease	Performance Materials: Manufacturing, Application Lab
Greenville, Alabama	Lease	Performance Chemicals: Manufacturing
Dayton, Nevada	Own	Performance Chemicals: Manufacturing
Childress, Texas	Own (4)	Performance Chemicals: Manufacturing
Marion, Indiana	Own	Performance Chemicals: Manufacturing
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
ITEM 3.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth in Note 17 – Commitments and Contingencies to the Consolidated Financial Statements included within Part II. Item 8 of this Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of Ingevity Corporation, the offices they currently hold, their business experience over the past five years and their ages are as follows:

Name	Age (1)	Present Position and Business Experience
David H. Li	53	Chief Executive Officer and President (2025-present); Chief Executive Officer, President of CMC Materials (formerly Cabot Microelectronics) (2015-2022); Vice President Asia Pacific Region at CMC Materials (2006-2015); Prior to that role, he held various senior-level positions of increasing responsibility with CMC Materials from 1997 through 2006.
Mary Dean Hall	68	Executive Vice President and Chief Financial Officer (2021-present); Senior Vice President, Chief Financial Officer and Treasurer at Quaker Houghton (2015-2021); Vice President and Treasurer at Eastman Chemical Company (2009-2015); Prior to that role, she held various senior-level financial positions of increasing responsibility with Eastman from 1995 through 2009, including Treasurer, Vice President and Controller, and Vice President, Finance.
Ruth Castillo	48	Senior Vice President and President, Performance Materials (2025-present), Vice President, Global Chemicals at Avantor (2025); Vice President, Business Transformation at Avantor (2023-2025); Vice President, Supply Chain and Engineering at Avantor (2020-2023); Vice President Global Product Management at Avantor (2018-2020); Prior to that role, she held various senior-level positions of increasing responsibility with Celanese from 2009 through 2018.
Rich White	63	Senior Vice President & President of Performance Chemicals (2022-present); Vice President, Industrial Specialties (2019-2022); Vice President, Global Sales at DuPont Nutrition & Biosciences (2017-2019); Prior to that role, he held various senior-level positions of increasing responsibility with FMC from 1998 through 2017.
Michael Shukov	57	Senior Vice President and President, Advanced Polymer Technologies (2025-present); Managing Director, Industrial Coatings EMEA at PPG (2020-2023); Managing Director, PPG Industries at PPG (2017-2020); Regional Business Director at PPG (2014-2017); Managing Director at Solvay (2012-2014); Business Director at Dow Chemical (2009-2011); Prior to that role, he held various senior-level positions of increasing responsibility with Rohm and Haas from 2001 through 2011.
Ryan Fisher	50	Senior Vice President, General Counsel & Secretary (2024-present); Vice President, Deputy General Counsel, Chief Compliance Officer and Assistance Secretary (2021-2024); Deputy General Counsel, Chief Legal Officer - Performance Chemicals and Assistant Secretary (2016-2020); Senior Counsel, WestRock Company (2015-2015); Associate General Counsel, WestRock Company (2014-2015); Assistant General Counsel, WestRock Company (2006-2013).
Terry Dyer	59	Senior Vice President & Chief Human Resources Officer (2024-present); Senior Vice President Human Resources and Communications, Billerud (2020-2024); Chief Human Resource Officer, Worthington Industries (2012-2016); Prior to that role, he held various senior-level positions of increasing responsibility with Armstrong World Industries and Burlington Industries from 1998 through 2012.
Reid Clontz	52	Senior Vice President, Operations (2025-Present); Vice President, Global Operations (2025-2025), Vice President Operations, Performance Materials (2022-2025); Plant Manager (2018-2022); Production Manager (2014-2018); Prior to that role, he held various senior-level positions of increasing responsibility with MeadWestvaco from 2002 through 2014.
_______________
(1) As of December 31, 2025.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
Ingevity's common stock ($0.01 par value) is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "NGVT." There were approximately 4,200 record holders of our common stock as of February 18, 2026.
Unregistered Sales of Equity Securities
Not Applicable.
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the repurchase of our common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2025	121,977	$54.34	121,977	$321,756,728
November 1-30, 2025	493,759	$49.13	493,759	$297,498,482
December 1-31, 2025	—	$—	—	$297,498,482
Total	615,736		615,736
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
Stock Performance Graph
The following table and graph present the cumulative total stockholder return for Ingevity's common stock compared with the Standard & Poor's ("S&P") SmallCap 600 Index, S&P MidCap 400 Index, the S&P Chemicals 600 Index, and the Dow Jones ("DJ") U.S. Specialty Chemicals Index for the five-year period ended December 31, 2025.
The graph assumes the investment of $100 in each of Ingevity's common stock, the S&P SmallCap 600 Index, S&P MidCap 400 Index, the S&P Chemicals 600 Index, and the DJ U.S. Specialty Chemicals Index, respectively, as of market close on December 31, 2019, and that all dividends, if any, were reinvested. Previously, Ingevity was included in the S&P MidCap 400 Index and was moved to the S&P SmallCap 600 Index on June 16, 2023. We updated our comparative broad market index accordingly for the fiscal year ended December 31, 2025. In light of our market capitalization, the S&P SmallCap 600 Index is a more comparable broad market index with which to compare Ingevity's common stock.

Total Stockholder Returns
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Ingevity Corporation
S&P MidCap 400 Index
Dow Jones US Specialty Chemicals Index
S&P Small Cap 600 Index
S&P Chemicals 600 Index

	December 31,
	2020	2021	2022	2023	2024	2025
Ingevity Corporation	$100.00	$82.06	$80.61	$54.04	$46.64	$67.73
S&P Small Cap 600 Index	$100.00	$140.98	$118.22	$137.07	$148.91	$157.83
S&P MidCap 400 Index	$100.00	$141.76	$123.16	$143.34	$163.26	$175.48
S&P Chemicals 600 Index	$100.00	$148.68	$127.25	$135.24	$128.11	$107.23
Dow Jones U.S. Specialty Chemicals Index	$100.00	$142.61	$123.18	$124.91	$118.83	$121.82
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
ITEM 6.    [RESERVED]

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's discussion and analysis of Ingevity's financial condition and results of operations ("MD&A") should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Investors are cautioned that the forward-looking statements contained in this section and other parts of this Annual Report on Form 10-K involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements about Forward-Looking Statements" at the beginning of this Annual Report on Form 10-K for further discussion.
All references to notes (herein referred to as "Note") in this section refer to the notes accompanying the Consolidated Financial Statements included in Part II. Item 8 within this Form 10-K.
Unless otherwise noted, discussion within Part II relates to continuing operations. Refer to Note 20 of the Notes to the Consolidated Financial Statements included in Part II. Item 8 within this Form 10-K for further information regarding discontinued operations.
Overview
Ingevity Corporation ("Ingevity," the "Company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive gasoline vapor emissions control systems, food, water and chemical filtration, asphalt paving, agrochemical dispersants, bioplastics, coatings, elastomers, and paint for road markings. We operate in three reportable segments: Performance Materials, Performance Chemicals, and Advanced Polymer Technologies.
Recent Developments
Performance Chemicals Repositioning and Industrial Specialties Divestiture
Beginning in 2023, following a sharp decline in volumes in the industrial end markets served by our Performance Chemicals industrial specialties product line, we announced a series of strategic initiatives designed to right-size our cost structure, streamline our footprint, and strengthen the overall resilience of the Company. Collectively, these initiatives are referred to as the Performance Chemicals ("PC") Repositioning Actions.
The PC Repositioning Actions were designed to:
•Prioritize growth in our higher-margin Performance Chemicals product lines, such as pavement technologies;
•Improve the financial performance of the industrial specialties product line; and
•Reduce exposure to lower-margin, more cyclical end-use markets, including adhesives, publication inks, and oilfield applications, which historically represented approximately 45 percent of our industrial specialties product line's pre-2023 annualized net sales.
The actions completed through fiscal year 2024 successfully enhanced the financial performance of the industrial specialties product line and positioned that business for strategic alternatives. As a result, on January 16, 2025, we announced our intention to pursue a potential sale of the product line. On September 3, 2025, Ingevity entered into a sales agreement to sell substantially all of the assets, rights, and liabilities associated with the industrial specialties product line and the CTO refinery, (collectively, the "Divestiture"). Upon execution of the sales agreement, the industrial specialties product line and the CTO refinery included in the Divestiture met the criteria for classification as discontinued operations. As such, the results of operations of the Divestiture have been reclassified and presented as discontinued operations for all periods presented. The sale was completed on January 1, 2026.
PC Repositioning Status and Charges To Date
We have substantially completed all activities associated with the restructuring program and expect the plan to be completed in 2026. The PC Repositioning Actions restructuring program is expected to result in total charges of approximately $370 million, consisting primarily of:
•~$255 million in non-cash asset-related charges; and
•~$115 million in cash charges, including:
▪~$25 million in severance and other employee-related costs, and

▪~$90 million in other restructuring costs, including decommissioning, dismantling, and removal charges, and contract termination costs.
We expect to incur approximately $10 million of additional cash charges during 2026.
Through December 31, 2025, we have incurred $353.7 million in total charges, including $248.3 million of non-cash asset-related charges and $105.4 million in cash charges. As of December 31, 2025, we have paid $91.3 million of the cash charges.
The charges expected in connection with these actions are subject to several assumptions and risks, and actual results may differ materially. Additional charges may arise from events related to or resulting from these actions.
Savings and Impact
The combined PC Repositioning Actions were expected to generate realized savings of approximately $95 million to $110 million. As of December 31, 2025, we have captured substantially all of the anticipated savings. Inclusive of continuing and discontinued operations, since November of 2023, we have realized approximately $105 million in cash savings. These savings were recognized in the following financial statement captions:
•~75 percent in Cost of sales,
•~20 percent in Selling, general, and administrative expenses, and
•~5 percent in Research and technical expenses
The savings also included approximately $15 million of annualized run-rate savings from corporate and shared service model changes that will continue to benefit New Ingevity, following the Divestiture.
In addition to the cash savings, we realized approximately $12 million in lower full year depreciation and intangible amortization expenses.
Long Lived Asset Impairment Charge - Performance Chemicals' Road Markings Asset Group
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
As a result of the advanced diligence completed in the fourth quarter of 2025 as part of our pursuit of a sale of the Performance Chemicals' road markings asset group, we concluded that a triggering event occurred. The triggering event required us to conduct an impairment analysis of the Performance Chemicals road markings long-lived assets, which included significant assumptions such as the revenue growth rates, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, which was based on both quoted market prices in active markets and a discounted value of estimated future cash flows, we concluded that the carrying value of the Performance Chemicals road markings asset group exceeded its fair value. As a result, we recorded a non-cash impairment charge of $109.3 million. The charge is included within "Long lived asset impairment charge" on the consolidated statements of operations for the twelve months ended December 31, 2025, and was allocated between "Property, plant, and equipment, net" and "Other intangibles, net" on the consolidated balance sheets in the amount of $25.2 million, and $84.1 million, respectively.
Interim Goodwill Impairment Charge - Advanced Polymer Technologies
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

Our analysis included significant assumptions such as the revenue growth rates, EBITDA margins, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, we concluded that the carrying value of the APT reporting unit exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit. The charge is included within "Goodwill impairment charge" on the consolidated statements of operations for the twelve months ended December 31, 2025. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed. Our analysis included significant assumptions such as the revenue growth rates, EBITDA margins, and EBITDA exit multiple, which are judgmental. Variations in any assumptions could result in materially different calculations of undiscounted cash flows.
Strategic Investments
Equity Method Investments
During the year ended December 31, 2025, we sold a strategic equity method investment for $6.8 million, resulting in a $7.1 million loss, recorded within "Other (income) expense, net" on the consolidated statement of operations for the twelve months ended December 31, 2025. We recognized an additional $0.1 million gain associated with an equity method investment sale during the year ended December 31, 2025.
Measurement Alternative Investments
During the year ended December 31, 2025, the Company identified triggering events indicating that investments being accounted for under the measurement alternative may be impaired, and recognized impairment charges of $11.9 million, recorded in "Other (income) expense, net" on the consolidated statement of operations for the twelve months ended December 31, 2025.
Proxy Contest
On March 30, 2025, the Company entered into a cooperation agreement (the "Cooperation Agreement") with Vision One Fund, L.P. and its affiliates ("Vision One"), a stockholder of the company. Pursuant to the Cooperation Agreement, our Board of Directors ("Board") agreed to appoint a new member to the Company's Board within one day of the 2025 annual meeting of stockholders ("Annual Meeting"), and Vision One agreed to withdraw its nominees for election at the Annual Meeting and to abide by certain customary standstill restrictions, mutual non-disparagement provisions, voting commitments and other obligations until the opening of the nomination window for the company's 2026 annual meeting of stockholders. In connection with the Cooperation Agreement, Vision One was entitled to the reimbursement of certain of its reasonable and documented out-of-pocket fees and expenses. During the year ended December 31, 2025, we incurred costs of approximately $8.2 million in connection with our response to the proxy contest. These costs, which were included within "Other (income) expense, net" on the consolidated statements of operations, include legal and other professional service fees as well as incremental proxy solicitation costs related to the Annual Meeting.
2025 U.S. Tax Reform
On July 4, 2025, the United States enacted into law the legislation formally titled "An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14," and commonly referred to as the One Big Beautiful Bill ("OBBB"), which provides for the permanent extension of several expiring provisions of the 2017 Tax Cuts and Jobs Act and includes a comprehensive tax reform package that significantly modifies U.S. federal tax policy and the international tax framework. Based on the analysis performed by the Company, the OBBB will have an impact on cash taxes as a result of the ability to accelerate deductions. This increase to the one-time deductibility of previously amortizable expenses is driving down our benefit from the foreign-derived intangible income deduction, thus negatively impacting the effective tax rate for the year ended December 31, 2025.

Results of Operations

	Years Ended December 31,
In millions	2025	2024	2023
Net sales	$1,167.6	$1,200.1	$1,215.5
Cost of sales	706.1	735.3	770.5
Gross profit	461.5	464.8	445.0
Selling, general, and administrative expenses	171.2	157.8	161.8
Research and technical expenses	28.4	24.5	25.4
Restructuring and other (income) charges, net	12.8	18.1	53.4
Goodwill impairment charge	183.8	306.6	—
Long lived asset impairment charge	109.3	—	—
Acquisition-related costs	—	0.3	3.6
Other (income) expense, net	25.0	7.9	(16.2)
Interest expense	78.3	97.8	93.3
Interest income	(5.2)	(7.7)	(6.3)
Income (loss) from continuing operations before income taxes	(142.1)	(140.5)	130.0
Provision (benefit) for income taxes on continuing operations	8.2	(19.1)	24.2
Net income (loss) from continuing operations	(150.3)	(121.4)	105.8
Income (loss) from discontinued operations, net of income taxes	(16.8)	(308.9)	(111.2)
Net income (loss)	$(167.1)	$(430.3)	$(5.4)

Net sales
The table below shows 2025 and 2024 Net sales and variances from 2024 and 2023, respectively.

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2025 vs. 2024	$1,200.1	(41.2)	6.9	1.8	$1,167.6
Year Ended December 31, 2024 vs. 2023	$1,215.5	(8.7)	2.3	(9.0)	$1,200.1
2025 Performance Summary
The Net sales decrease of $32.5 million was driven primarily by the APT reportable segment as continued weak industrial demand, indirect tariff impacts negatively impacted customer end markets demand and increased China competition pressured sales. The decrease was partially offset by slight growth (less than one percent) in the pavement technologies product line. Performance Materials maintained sales year over year despite supply chain disruptions in the automobile industry.
Year Ended December 31, 2025 vs. 2024
The Net sales decrease in 2025 was driven by a volume decline of $41.2 million (three percent), partially offset by favorable pricing and sales mix of $6.9 million (one percent) and favorable foreign exchange impacts of $1.8 million (zero percent).
Year Ended December 31, 2024 vs. 2023
The Net sales decrease in 2024 was driven by a volume decline of $8.7 million (one percent), and unfavorable foreign exchange impacts of $9.0 million (one percent), partially offset by favorable pricing and sales mix of $2.3 million (zero percent).

Gross profit
Year Ended December 31, 2025 vs. 2024
Gross profit decrease of $3.3 million was driven by improved operating efficiencies of $23.4 million, favorable pricing and sales mix of $6.8 million, and favorable foreign exchange impacts of $2.8 million, offset by unfavorable sales volume of $20.0 million and LIFO impact of $16.3 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers of the changes in gross profit period over period for all segments.
Year Ended December 31, 2024 vs. 2023
Gross profit increase of $19.8 million was driven by decreased manufacturing costs of $46.6 million and favorable sales volume of $0.5 million, partially offset by LIFO impact of $16.4 million, unfavorable pricing and sales mix of $3.2 million, and unfavorable foreign currency exchange impacts of $7.7 million. Refer to the Segment Operating Results section included within this MD&A for more information on the drivers to the changes in gross profit period over period for all segments.
Selling, general, and administrative expenses
Year Ended December 31, 2025 vs. 2024
Selling, general, and administrative ("SG&A") expenses were $171.2 million (15 percent of Net sales) and $157.8 million (13 percent of Net sales) for the years ended December 31, 2025 and 2024, respectively. Overall, SG&A increased by approximately $13.4 million or eight percent. The higher SG&A was driven by improved business performance that drove increased variable incentive compensation expense of $12.9 million, and increased amortization expense of $0.5 million.
Year Ended December 31, 2024 vs. 2023
SG&A expenses were $157.8 million (13 percent of Net sales) and $161.8 million (13 percent of Net sales) for the years ended December 31, 2024 and 2023, respectively. The decrease in SG&A expenses is primarily due decreased travel and other miscellaneous costs of $8.6 million, and decreased amortization expense of $1.6 million, partially offset by increased employee-related costs of $6.2 million.
Research and technical expenses
Years Ended December 31, 2025, 2024, and 2023
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, totaling 2.4 percent of sales in the year ended December 31, 2025, compared to 2.0 percent in the year ended December 31, 2024, and 2.1 percent in the year ended December 31, 2023. Research and technical expenses as a percentage of Net sales increased due to lower sales. Overall, Research and technical expense increased by $3.9 million in 2025, compared to 2024, primarily driven by an increase within our Performance Materials reportable segment.
Restructuring and other (income) charges, net
Years Ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
In millions	2025	2024	2023
Workforce reductions and other	$10.7	$2.3	$11.5
Performance Chemicals' repositioning	2.1	4.6	23.7
Restructuring charges	$12.8	$6.9	$35.2
North Charleston plant transition	—	11.2	10.5
Business transformation costs	—	—	7.7
Other (income) charges, net	$—	$11.2	$18.2
Restructuring and other (income) charges, net (1)	$12.8	$18.1	$53.4
_______________
(1) See Note 15 for more information.

Goodwill impairment charge
Years Ended December 31, 2025, 2024, and 2023
The goodwill impairment charge of $183.8 million for the year ended December 31, 2025 was recognized within our Advanced Polymer Technologies reporting unit. The goodwill impairment charge of $306.6 million for the year ended December 31, 2024 was recognized within our Performance Chemicals reporting unit. See Note 8 for more information.
Long lived asset impairment charge
Years Ended December 31, 2025, 2024, and 2023
The long lived asset impairment charge of $109.3 million for the year ended December 31, 2025 was driven by the road markings asset group within our Performance Chemicals segment. See Note 7 and Note 8 for more information.
Acquisition-related costs
Years Ended December 31, 2025, 2024, and 2023
Acquisition costs were zero, $0.3 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the twelve months ended December 31, 2024, and 2023, all charges related to the integration of Ozark Materials into our Performance Chemicals reportable segment.
Other (income) expense, net
Years Ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
In millions	2025	2024	2023
(Gain) loss on strategic investments (1)	$19.6	$2.1	$(19.3)
Foreign currency transaction (gain) loss	(0.6)	4.2	3.7
CEO severance charges	—	4.8	—
Proxy contest charges (2)	8.2	—	—
Portfolio realignment costs (2)	3.1	—	—
Other (income) expense, net	(5.3)	(3.2)	(0.6)
Total Other (income) expense, net	$25.0	$7.9	$(16.2)
_______________
(1) See Note 5 for more information.
(2) See Note 18 for more information.
Interest expense
Years Ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
In millions	2025	2024	2023
Finance lease obligations (1)	$7.2	$7.3	$7.3
Revolving credit facility and term loan (2)	39.3	57.2	59.1
Senior Notes (2)	22.4	22.4	22.4
Accounts receivable securitization (2)	4.2	5.7	1.5
Litigation related interest expense (3)	4.0	4.0	2.4
Other	1.2	1.2	0.6
Total Interest expense	$78.3	$97.8	$93.3
_______________
(1) See Note 13 for more information.
(2) See Note 10 for more information.
(3) See Note 17 for more information.

Interest income
Years Ended December 31 2025, 2024, and 2023

	Years Ended December 31,
In millions	2025	2024	2023
Restricted investment (1)	$2.0	$2.6	$2.4
Floating-to-fixed interest rate swaps (2)	0.8	0.8	—
Other (3)	2.4	4.3	3.9
Total Interest income	$5.2	$7.7	$6.3
_______________
(1) See Note 5 for more information.
(2) See Note 9 for more information.
(3) Primarily consists of bank interest.
Provision (benefit) for income taxes
Years Ended December 31, 2025, 2024, and 2023
For the years ended December 31, 2025, 2024, and 2023, our effective tax rate was (5.7) percent, 13.6 percent, and 18.5 percent respectively. The decrease in our effective tax rate from 2024 to 2025 was mainly driven by the mix of earnings, with U.K. losses, due to the APT goodwill impairment (see Note 8), driving an overall global loss with net tax expense creating a negative effective tax rate in 2025. Additionally, the foreign-derived intangible income deduction decreased in 2025 compared to 2024 as a result of the OBBB signed into law on July 4, 2025, which allowed immediate deductibility of previously amortizable expenses. Additionally, a significant decrease in the Federal Research and Development credit in 2025, further increased total tax expense as compared to 2024.

Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for each of Ingevity's segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals, and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the Company's chief operating decision maker to evaluate the performance of and allocate resources among our operating segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, long lived asset impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, indirect costs allocated to Divestiture, and Corporate and other costs. In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.
Performance Materials
2025 Performance Summary
Sales of $606.9 million dollars were in line with the prior year, which is a strong result given that 2024 was a record year for the business. Throughout 2025, the automotive industry faced significant disruption from tariff uncertainty, fires, and chip shortages. Against that backdrop, the resilience of our Performance Materials business becomes more evident. While these dynamics led to slightly lower volumes, disciplined pricing actions helped to offset the impact, allowing us to hold year-over-year sales essentially flat. Segment EBITDA declined 2% year over year due to lower volume and higher SG&A. Despite this, Segment EBITDA margin remained strong at 53.8 percent.

In millions	Years Ended December 31,
	2025	2024	2023
Total Performance Materials - Net sales	$606.9	$609.6	$586.0
Segment EBITDA	$326.3	$333.2	$303.1
Net Sales Comparison of Years Ended December 31, 2025, 2024, and 2023

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2025 vs 2024	$609.6	(3.7)	0.8	0.2	$606.9
Year Ended December 31, 2024 vs 2023	$586.0	11.2	17.3	(4.9)	$609.6
Year Ended December 31, 2025 vs. 2024
Segment net sales. The decrease of $2.7 million in 2025 was driven by a volume decline of $3.7 million (one percent), partially offset by favorable pricing and sales mix of $0.8 million (zero percent), and favorable foreign currency exchange impacts of $0.2 million (zero percent).
Segment EBITDA. The decrease of $6.9 million in 2025 was driven by increased SG&A expenses and research and technical costs of $6.0 million, volume decline of $5.6 million, and LIFO impact of $3.4 million, partially offset by favorable foreign currency exchange and other charges of $3.7 million, decreased manufacturing costs of $3.6 million, and favorable pricing and sales mix of $0.8 million.
Year Ended December 31, 2024 vs. 2023
Segment net sales. The increase of $23.6 million in 2024 was driven by favorable pricing and sales mix of $17.3 million (three percent), and a volume increase of $11.2 million (two percent), partially offset by unfavorable foreign currency exchange impacts of $4.9 million (one percent).

Segment EBITDA. The increase of $30.1 million in 2024 was driven by decreased manufacturing costs of $23.9, favorable pricing and sales mix of $11.9 million, favorable volume of $6.3 million, and a LIFO impact of $2.1 million. The increase was partially offset by higher SG&A expenses and research and technical costs of $13.2 million, and unfavorable foreign currency exchange and other charges of $0.9 million.
Performance Chemicals
2025 Performance Summary
Performance Chemicals net sales of $400.5 million were flat versus the prior year. Pavement Technologies product line 2025 sales remained flat to 2024 as volume growth in the NAFTA region was largely offset by lower infrastructure investment in South America. The product line also benefited from pricing and favorable mix shift. While adverse wet weather impacted results in the first half of 2025, demand shifted into the second half, and most projects were ultimately completed within the year. Road Markings product line continued to experience price pressure from competition, although volumes grew slightly. The reportable segment generated Segment EBITDA of $60.3 million for the year was supported by improved pricing, favorable mix, and lower raw material costs, partially offset by volume declines and higher SG&A.

	Years Ended December 31,
In millions	2025	2024	2023
Performance Chemicals - Net sales	$400.5	$401.9	$425.5
Pavement Technologies product line	302.6	300.9	312.1
Road Markings product line	97.9	101.0	113.4
Segment EBITDA	$60.3	$53.7	$71.1
Net Sales Comparison of Years Ended December 31, 2025, 2024, and 2023

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2025 vs 2024	$401.9	(9.1)	7.8	(0.1)	$400.5
Pavement Technologies product line	300.9	(10.8)	12.6	(0.1)	302.6
Road Markings product line	101.0	1.7	(4.8)	—	97.9
Year Ended December 31, 2024 vs 2023	$425.5	(26.9)	3.7	(0.4)	$401.9
Pavement Technologies product line	312.1	(17.8)	7.0	(0.4)	300.9
Road Markings product line	113.4	(9.1)	(3.3)	—	101.0
Year Ended December 31, 2025 vs. 2024
Segment net sales. The decrease of $1.4 million in 2025 was driven by a volume decline of $9.1 million (two percent), as a result of a decrease in pavement technologies ($10.8 million), partially offset by growth in road markings ($1.7 million), and unfavorable foreign currency exchange of $0.1 million (zero percent), partially offset by favorable pricing and sales mix of $7.8 million (two percent), comprised of pavement technologies ($12.6 million), offset by road markings ($4.8 million).
Segment EBITDA. The increase of $6.6 million in 2025 was driven by decreased manufacturing costs of $18.3 million, favorable pricing and sales mix of $7.8 million, primarily due to higher cost CTO in the prior year, and favorable foreign currency exchange and other charges of $1.9 million. The decrease was partially offset by LIFO impact of $12.9 million, higher SG&A expenses of $4.5 million, and a volume decline of $4.0 million.
Year Ended December 31, 2024 vs. 2023
Segment net sales. The decrease of $23.6 million in 2024 was driven by a volume decline of $26.9 million (six percent), as a result of a decrease in pavement technologies ($17.8 million) and road markings ($9.1 million), and unfavorable foreign currency exchange of $0.4 million (zero percent), partially offset by favorable pricing and sales mix of $3.7 million (one percent), comprised of pavement technologies ($7.0 million), offset by road markings ($3.3 million).
Segment EBITDA. The decrease of $17.4 million in 2024 was driven by LIFO impact of $18.5 million, a volume decline of $8.7 million, and unfavorable foreign currency exchange and other charges of $2.6 million. The decrease was partially offset by decreased manufacturing costs of $8.5 million, favorable pricing and sales mix of $3.7 million, and decreased SG&A expenses of $0.2 million.
Advanced Polymer Technologies
2025 Performance Summary
Advanced Polymer Technologies ("APT") sales of $160.2 million declined 15 percent year over year. During 2025 APT faced headwinds from the indirect impact of tariffs, combined with the continued weak demand, particularly across the automotive, footwear and industrial end markets. In addition, competitive dynamics in China continued to pressure sales, most notably in the paint protective film markets. As a result, sales declined 15% and segment EBITDA was 18% lower year over year due to lower volumes that more than offset improved operating efficiency. Despite these pressures, we held pricing and maintained a stable mix. The team remained focused on operational discipline, which drove more reliable plant production and reduced operating expenses. Favorable foreign exchange also supported results, enabling strong EBITDA margins at 20.0%.

In millions	Years Ended December 31,
	2025	2024	2023
Advanced Polymer Technologies - Net sales	$160.2	$188.6	$204.0
Segment EBITDA	$32.1	$39.0	$49.0
Net Sales Comparison of Years Ended December 31, 2025, 2024, and 2023

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2025 vs 2024	$188.6	(28.5)	(1.7)	1.8	$160.2
Year Ended December 31, 2024 vs 2023	$204.0	7.0	(18.7)	(3.7)	$188.6
Year Ended December 31, 2025 vs. 2024
Segment net sales. The decrease of $28.4 million in 2025 was driven by a volume decline of $28.5 million (fifteen percent), and unfavorable pricing and sales mix of $1.7 million (one percent), partially offset by favorable foreign currency exchange and other charges $1.8 million (one percent).
Segment EBITDA. The decrease of $6.9 million in 2025 was driven by a volume decline of $10.4 million, unfavorable pricing and sales mix of $1.8 million, and higher SG&A expenses of $1.5 million. The decrease was partially offset by lower manufacturing costs of $3.7 million, and favorable foreign currency exchange impacts and other charges of $3.1 million.
Year Ended December 31, 2024 vs. 2023
Segment net sales. The decrease of $15.4 million in 2024 was driven by unfavorable pricing and sales mix of $18.7 million (nine percent) and unfavorable foreign currency exchange of $3.7 million (two percent), partially offset by volume growth of $7.0 million (3 percent).
Segment EBITDA. The decrease of $10.0 million in 2024, was driven by unfavorable pricing and sales mix of $18.8 million, and unfavorable foreign currency exchange impacts and other charges of $2.9 million. The decrease was partially offset by decreased manufacturing costs of $8.8 million, and volume growth of $2.9 million.

Discontinued Operations

Reconciliation of Net Income (Loss) from discontinued operations to EBITDA from discontinued operations (Non-GAAP)
	Years Ended December 31,
In millions	2025	2024	2023
Net income (loss) from discontinued operations (GAAP)	$(16.8)	$(308.9)	$(111.2)
Provision (benefit) for income taxes on discontinued operations	(2.8)	(86.2)	(28.9)
Depreciation and amortization	1.2	8.7	25.4
Restructuring and other (income) charges, net (2)	42.9	168.1	116.8
Goodwill impairment charge (3)	—	42.5	—
Loss on CTO resales (4)	—	52.7	22.0
CTO supply contract termination charges (5)	—	100.0	—
(Gain) loss on strategic investments (6)	—	9.3	—
Inventory charges (7)	—	6.3	19.7
Indirect costs allocated to Divestiture (8)	(14.5)	(22.1)	(37.9)
EBITDA from discontinued operations (Non-GAAP) (1)(9)	$10.0	$(29.6)	$5.9
_______________
(1) EBITDA from discontinued operations is defined as net sales from discontinued operations less operating expenses from discontinued operations (operating expenses from discontinued operations consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from EBITDA from discontinued operations: income taxes, depreciation, amortization, restructuring and other income (charges), net, inventory lower of cost or market charges associated with restructuring actions, goodwill impairment charges, gain (loss) on sale of strategic investments, loss on CTO resales, CTO supply contract termination charges, indirect costs allocated to Divestiture.
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
(5) As consideration for the termination of the CTO supply contract, we made a cash payment in the amount of $50.0 million on July 1, 2024 and an additional cash payment in the amount of $50.0 million on October 8, 2024. Since this contract termination is directly attributable to the Performance Chemicals' repositioning, that is, it does not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO supply contract termination charges for the purposes of calculating our non-GAAP financial performance measures.
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
(7) For the twelve months ended December 31, 2024 and 2023, respectively, inventory charges represent lower of cost or market charges associated with the Performance Chemicals' repositioning and restructuring actions. These charges were not allocated in the measurement of profitability used by our CODM and are therefore excluded from EBITDA from discontinued operations. Amounts are included in Cost of sales from discontinued operations. See Note 20 for more information.
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

	Years Ended December 31,
In millions	2025	2024	2023
Net sales from discontinued operations	$121.6	$206.3	$476.6
Income (loss) from discontinued operations, net of income taxes	(16.8)	(308.9)	(111.2)
EBITDA from discontinued operations	$10.0	$(29.6)	$5.9
Net Sales Comparison of Years Ended December 31, 2025, 2024, and 2023

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Year Ended December 31, 2025 vs 2024	$206.3	(81.5)	(3.0)	(0.2)	$121.6
Year Ended December 31, 2024 vs 2023	$476.6	(266.3)	(3.2)	(0.8)	$206.3
Year Ended December 31, 2025 vs. 2024
Net sales from discontinued operations. The decrease of $84.7 million in 2025 was driven by volume decline of $81.5 million (40 percent), unfavorable pricing and sales mix of $3.0 million (one percent), and unfavorable foreign currency exchange of $0.2 million (zero percent).
EBITDA from discontinued operations. The increase of $39.5 million in 2025 was driven by lower manufacturing costs of $25.2 million and LIFO liquidation benefit of $20.7 million, favorable foreign currency exchange and other charges of $4.1 million, which included a one time insurance settlement of $1.0 million in 2025, and lower SG&A costs of $3.7 million. The increase was partially offset by a volume decline of $11.2 million, and unfavorable pricing and sales mix of $3.0 million.
Year Ended December 31, 2024 vs. 2023
Net sales from discontinued operations. The decrease of $270.3 million in 2024 was driven by a volume decline of $266.3 million (56 percent), unfavorable pricing and sales mix of $3.2 million (one percent), and unfavorable foreign currency exchange of $0.8 million (zero percent).
EBITDA from discontinued operation. The decrease of $35.5 million in 2024 was driven by a volume decline of $36.3 million, increased manufacturing costs of $17.8 million, unfavorable price and sales mix of $3.2 million, and unfavorable foreign currency exchange and other charges of $2.7 million. The decrease was partially offset by lower SG&A costs of $18.1 million, and a LIFO liquidation benefit of $6.4 million.

Use of Non-GAAP Financial Measures
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
Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations plus interest expense, interest income, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, long lived asset impairment charge, acquisition and other-related (income) costs, litigation verdict charges, (gain) loss on strategic investments, proxy contest charges, portfolio realignment costs, and pension and postretirement settlement and curtailment (income) charges, net.
Adjusted EBITDA from discontinued operations is defined as net income (loss) from discontinued operations plus interest expense, interest income, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, acquisition and other-related (income) costs, (gain) loss on strategic investments, loss on CTO resales, and CTO supply contract termination charges.
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

	Years Ended December 31,
In millions	2025	2024	2023
Net income (loss) from continuing operations (GAAP)	$(150.3)	$(121.4)	$105.8
Interest expense	78.3	97.8	93.3
Interest income	(5.2)	(7.7)	(6.3)
Provision (benefit) for income taxes on continuing operations	8.2	(19.1)	24.2
Depreciation and amortization (1)	105.2	99.6	97.4
Restructuring and other (income) charges, net (2)	12.8	18.1	53.4
Goodwill impairment charge (3)	183.8	306.6	—
Acquisition and other-related costs (4)	—	0.3	4.5
(Gain) loss on strategic investments (5)	19.6	2.1	(19.3)
Long lived assets impairment charge (6)	109.3	—	—
Proxy contest charges (7)	8.2	—	—
Portfolio realignment costs (8)	3.1	—	—
Pension and postretirement settlement and curtailment charges (income), net (9)	—	0.2	—
Adjusted EBITDA from continuing operations (Non-GAAP)	$373.0	$376.5	$353.0

Net income (loss) from discontinued operations (GAAP)	$(16.8)	$(308.9)	$(111.2)
Provision (benefit) for income taxes on discontinued operations	(2.8)	(86.2)	(28.9)
Interest expense, net	—	—	—
Depreciation and amortization (1)	1.2	8.7	25.4
Restructuring and other (income) charges, net (2)	42.9	168.1	116.8
Goodwill impairment charge (3)	—	42.5	—
Loss on CTO resales (10)	—	52.7	22.0
CTO supply contract termination charges (11)	—	100.0	—
(Gain) loss on strategic investments (5)	—	9.3	—
Adjusted EBITDA from discontinued operations (Non-GAAP)	$24.5	$(13.8)	$24.1

Total Adjusted EBITDA (Non-GAAP)	$397.5	$362.7	$377.1
_______________
(1) Refer to Note 18 and Note 20 for more information.
(2) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 15 and Note 20 for more information.
(3) Refer to Note 8 and Note 20 for more information.
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
(6) For the year ended December 31, 2025, charge relates to the Performance Chemicals reportable segment. Refer to Note 7 and Note 8 for more information.

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
(10) Due to the DeRidder Plant closure, and the corresponding reduced CTO refining capacity, we were obligated, under an existing CTO supply contract, to purchase CTO at amounts in excess of required CTO volumes. As of July 1, 2024, we terminated the CTO supply contract that resulted in these excess CTO volumes. As a result of the termination of this contract the purchases under the CTO supply contract ended, effective June 30, 2024, and we ended our CTO resale activity as of December 31, 2024. Since these CTO resale activities are directly attributable to the Performance Chemicals' repositioning, that is, they do not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO resale (income) charges for the purposes of calculating our non-GAAP financial performance measures. For the years ended December 31, 2024 and 2023, the loss on CTO resales relates to the Performance Chemicals segment. Refer to Note 20 for more information.
(11) As consideration for the termination of the CTO supply contract, we made cash payments totaling $100.0 million during 2024. Since this contract termination is directly attributable to the Performance Chemicals' repositioning, that is, it does not represent normal, recurring expenses necessary to operate our business, we have excluded the CTO supply contract termination charges for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 20 for more information.

Adjusted EBITDA
Years Ended December 31, 2025, 2024, and 2023
The factors that impacted Adjusted EBITDA period to period are the same factors that affected earnings discussed in the sections entitled "Results of Operations" and "Segment Operating Results" within MD&A.
Current Full Year Company Outlook vs. Prior Year
Our outlook includes a full year of operating results for the Advanced Polymer Technologies reportable segment and the Performance Chemicals road markings product line. Our outlook excludes the divested industrial specialties product line, as the sale closed on January 1, 2026.
Net sales are expected to be between $1.1 billion and $1.2 billion for 2026. We expect Net sales in our Performance Materials reportable segment to grow low-single digits as increased pricing on select products partially offsets forecasted decline in global automotive production for ICE powertrains compared to the prior year. We expect Net sales in our Performance Chemicals reportable segment, inclusive of the road markings product line, to grow mid-single digits through continued adoption of our warm mix asphalt products in our pavement technologies product line. For our Advanced Polymer Technologies reportable segment, we expect Net sales to grow low-single digits, reflecting a mild recovery in industrial end markets.
Adjusted EBITDA is expected to be between $380 million and $400 million for 2026. We expect our Performance Materials reportable segment to maintain segment EBITDA margins consistent with 2025, as revenue growth is partially offset by selective growth opportunities. In our Performance Chemicals reportable segment, we expect segment EBITDA margins in the mid-teens. The segment is expected to benefit from revenue growth in our pavement technologies product line but will be burdened by stranded costs from the divested industrial specialties product line. We anticipate that our Advanced Polymer Technologies segment EBITDA will improve versus prior year as volume growth is partially offset by defensive pricing actions to maintain segment EBITDA margins of around 20 percent. Corporate and Other costs are expected to be consistent 2025. Additionally, we expect to fully eliminate the $15 million of stranded costs, resulting from the divested industrial specialties product line over the course of 2026. As we accumulate the savings, we expect around $8 million to $12 million to burden the Company in 2026, the majority of which will be absorbed by our Performance Chemicals reportable segment. We expect that the full run rate from these savings will be achieved in 2027.
Our effective tax rate is expected to be between 22 to 24 percent. Adjusted Earnings Per Share is expected to be between $4.80 and $5.20.
A reconciliation of net income from continuing operations, to adjusted EBITDA from continuing operations, as projected for 2026 is not provided. Ingevity does not forecast net income as it cannot, without unreasonable effort, estimate or predict with certainty various components of net income. These components, net of tax, include further restructuring and other income (charges), net; additional acquisition and other-related income (costs); additional pension and postretirement settlement and curtailment (income) charges; and revisions due to legislative tax rate changes. Additionally, discrete tax items could drive variability in our projected effective tax rate. All of these components could significantly impact such financial measures. Further, in the future, other items with similar characteristics to those currently included in adjusted EBITDA from continuing operations, that have a similar impact on comparability of periods, and which are not known at this time, may exist and impact adjusted EBITDA from continuing operations.

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility and revolving accounts receivable securitization to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of December 31, 2025, our undrawn capacity under our revolving credit facility was $474.0 million. Over the next twelve months, we expect to fund the following: interest payments, capital expenditures, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), BASF litigation verdict, including post-judgment interest and potentially legal fees and costs, and restructuring activities as further described within Note 15. In addition, we may also evaluate and consider strategic investments, divestitures, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $78.1 million at December 31, 2025. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at December 31, 2025, included $74.2 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. As of December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global volatility. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Refer to Note 16 for more information.
Debt and Finance Lease Obligations
Refer to Note 10 for a summary of our outstanding debt obligations and revolving credit facility, and Note 13 for details of our lease obligations.
We are in the beginning stages of amending and extending our existing revolving credit facility, which we expect to execute before the end of the second quarter of 2026. The amendment and extension is expected to have materially consistent provisions to that of the existing credit agreement but with an extended maturity beyond June 23, 2027.
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
During the year ended December 31, 2025, we repurchased $56.3 million (inclusive of $0.4 million in excise tax) common stock, representing 1,061,460 shares of our common stock at a weighted average cost per share of $52.67. At December 31, 2025, $297.5 million remained unused under our Board-authorized repurchase program.
Capital Expenditures
Projected 2026 capital expenditures are expected to be $40 million to $60 million, the majority of which will be spent on maintenance and safety, health and environment projects. We have no material commitments associated with these projected capital expenditures as of December 31, 2025.

Cash flow comparison of Years Ended December 31, 2025, 2024, and 2023

	Years Ended December 31,
In millions	2025	2024	2023
Net cash provided by (used in) operating activities	$331.2	$128.6	$205.1
Net cash provided by (used in) investing activities	(57.5)	(79.5)	(77.3)
Net cash provided by (used in) financing activities	(252.2)	(70.2)	(99.9)
Cash flows provided by (used in) operating activities
Cash provided by operating activities, inclusive of continuing and discontinued operations, consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital), totaled $331.2 million for the year ended December 31, 2025.
Cash provided by operating activities for 2025, when compared to 2024, increased by $202.6 million. This increase was driven by a decrease in CTO supply contract termination cash outflows of $100.0 million, reduced CTO resale cash outflows of $52.3 million, a reduction in tax payments of $18.2 million, a decrease in cash interest paid of $15.1 million due primarily to lower interest rates and debt levels when compared to 2024, reduced spending on restructuring initiatives of $13.2 million, increased cash earnings of $3.2 million, and an increase in trade working capital (accounts receivable, inventory, and accounts payable) of $1.7 million. Partially offsetting these cash inflows was increased employee variable compensation of $1.1 million.
Cash provided by operating activities for 2024, when compared to 2023, decreased by $76.5 million. This decrease was driven by a payment to terminate a Performance Chemicals CTO contract of $100.0 million, CTO resale cash outflows of $35.5 million, increased spending on restructuring initiatives of $15.3 million, a net reduction in trade working capital (accounts receivable, inventory, and accounts payable) of $5.8 million, and an increase in cash interest paid of $2.7 million due primarily to rising interest rates when compared to 2023. Partially offsetting these cash outflows was increased cash earnings of $38.5 million, reduced employee variable compensation of $41.5 million, and a reduction in tax payments of $2.8 million.
Cash flows provided by (used in) investing activities
Cash used in investing activities for 2025 was primarily driven by capital spending and strategic investment charges (refer to Note 5 for more information). Capital spending included the base maintenance capital supporting ongoing operations and cost improvement and growth spending.
Cash used in investing activities for 2024 was driven by capital spending. Capital spending included the base maintenance capital supporting ongoing operations and cost improvement and growth spending in our Advanced Polymer Technologies segment.

Capital expenditure categories	Years Ended December 31,
In millions	2025	2024	2023
Maintenance	$34.8	$48.3	$60.9
Safety, health and environment	12.7	4.0	11.3
Growth and cost improvement	9.9	18.9	17.2
Total capital expenditures	$57.4	$71.2	$89.4
Cash flows provided by (used in) financing activities
Cash used in financing activities for the year ended December 31, 2025, was $252.2 million and was primarily driven by net payments on the revolving credit facility and other borrowings of $192.3 million, and share repurchases of $56.3 million.
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
As part of our broader strategic portfolio review, we are evaluating strategic alternatives for our APT reportable segment, including a potential sale. We commenced a marketing process for APT in January 2026, subsequent to the December 31, 2025, balance sheet date. As of December 31, 2025, we had not engaged with prospective buyers, distributed marketing materials, received third-party indications of interest, or otherwise obtained market based information. Since the APT asset group continued to be classified as held and used at December 31, 2025, the Company assessed whether any indicators of impairment existed under ASC 360. Management determined that no such indicators were present as of year-end. We continue to evaluate strategic alternatives for APT, and the outcome of a potential sale remains uncertain. Depending on the final terms of any potential transaction or changes in market conditions, we may be required to recognize an impairment charge or loss on sale in future periods.
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals and Advanced Polymer Technologies. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit's long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to the projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates, and assumptions, the most significant of which are the assumptions related to revenue growth rates, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins, and discount rate.
The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and (v) other relevant entity-specific events that impact our reporting units.
The determination of whether goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis as of October 1, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management's business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates.
Income taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, including China and the United Kingdom. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. During the year ended December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded $1.3 million of deferred taxes associated with our unremitted China earnings. The remainder of our subsidiaries remain permanently reinvested.
We recognize income tax positions that are more likely than not to be realized and accrue interest related to unrecognized income tax positions, which is included as a component of the income tax provision, on the consolidated statements of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
Net sales originating from our foreign-based operations, primarily Europe, South America, and Asia, accounted for approximately 25 percent of our net sales in 2025. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi, and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi, and euro to U.S. dollar exchange rates during the year ended December 31, 2025, would have decreased our net sales and income (loss) before income taxes for the year ended December 31, 2025, by approximately $15 million or one percent and $4 million or three percent, respectively. Comparatively, a hypothetical 10 percent adverse change in the average Brazilian real, Chinese renminbi, and euro to U.S. dollar exchange rates during the year ended December 31, 2024 would have decreased our net sales and income (loss) before income taxes for the year ended December 31, 2024, by approximately $16 million or one percent and $5 million or four percent, respectively.
Concentration of credit risk
The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees, or collateral. Our largest customer as of December 31, 2025, had accounts receivable of $11.0 million and $8.3 million as of December 31, 2025 and 2024, respectively. Sales to our largest customer, which is in our Performance Materials segment, were approximately seven percent of total net sales for the year ended December 31, 2025, seven percent for the year ended December 31, 2024, and six percent for the year ended December 31, 2023. Sales to the automotive industry, which represents our largest industry concentration, were approximately 48 percent of our consolidated Net sales. No customer individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.
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
Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately four percent of our Cost of sales for the year ended December 31, 2025. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 9 for more information on our natural gas price risk hedging program. For the year ended December 31, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $3.0 million or 42 basis points. Comparatively, for the year ended December 31, 2024, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to Cost of sales of approximately $3.6 million or 48 basis points. As of December 31, 2025, we had 0.9 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of December 31, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts as of December 31, 2025 and 2024 was a net asset (liability) of $(0.5) million and $0.3 million, respectively.

Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing Secured Overnight Financing Rate ("SOFR") based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of outstanding interest rate instruments at December 31, 2025 and 2024 was an asset (liability) of $(0.4) million and $0.6 million, respectively.
As of December 31, 2025, $362.8 million of our borrowings, adjusted for our $200 million floating-to-fixed interest rate swap, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. The weighted average interest rate associated with our variable interest rate borrowings, was 5.60 percent for the period ended December 31, 2025. For the year ended December 31, 2025, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $4 million or 6 percent. Comparatively, for the year ended December 31, 2024, a hypothetical 100 basis point increase in the variable interest rate component of our borrowings would have increased our annual interest expense by approximately $6 million or 8 percent.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, as stated in their report, which is presented on the following page.

Date:	February 26, 2026

By:	/S/ DAVID H. LI	/S/ MARY DEAN HALL
	David H. Li	Mary Dean Hall
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ingevity Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Ingevity Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(ii) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Interim Goodwill Impairment Assessment – Advanced Polymer Technologies Reporting Unit
As described in Notes 2 and 8 to the consolidated financial statements, the Company's consolidated goodwill balance was $4.3 million as of December 31, 2025. Management conducts an annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. During the second quarter of 2025, management performed an analysis of the Advanced Polymer Technologies ("APT") reporting unit's goodwill. The fair value of the reporting unit was determined by management using both the income approach and market approach. The income approach determines fair value based on a discounted cash flow model derived from a reporting unit's long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to a reporting unit. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including forecasted revenue growth rates, forecasted Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins, and discount rate. Based on the results of the interim quantitative analysis, management concluded that the carrying value of the APT reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the APT reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to forecasted revenue growth rates, forecasted EBITDA margins, and discount rate used in the discounted cash flow model; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the APT reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenue growth rates, forecasted EBITDA margins, and discount rate. Evaluating management's significant assumptions related to the forecasted revenue growth rates and forecasted EBITDA margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the APT reporting unit; (ii) the consistency with external market data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company's discounted cash flow model and (ii) the reasonableness of the discount rate.
Long-Lived Asset Impairment Assessments – APT and Performance Chemicals Road Markings Asset Groups
As described in Notes 2, 7 and 8 to the consolidated financial statements, management periodically evaluates whether current events or circumstances indicate that the carrying value of long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined by management to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. During the second quarter of 2025, management concluded that a triggering event occurred for the APT asset group. Management performed a recoverability test for the APT asset group and concluded that the estimated undiscounted cash flows exceeded the related carrying value and, therefore, no adjustment to the carrying value of the long-lived assets was recorded. The calculated estimated undiscounted cash flows of the APT asset group reflects a number of significant management assumptions and estimates including forecasted revenue growth rates, forecasted EBITDA margins, and EBITDA exit multiple. Additionally, during the fourth quarter of 2025, management concluded that a triggering event occurred for the Performance Chemicals road markings asset group. Based on the results of management's quantitative analysis, which was based on both quoted market prices in active markets and a discounted value of estimated future cash flows, management concluded that the carrying value of the Performance Chemicals road markings asset group exceeded its fair value, which resulted in recording a non-cash long-lived assets impairment charge of $109.3 million. The calculated estimated fair value of the Performance Chemicals road markings asset group included significant management assumptions and estimates such as forecasted revenue growth rates, forecasted EBITDA margins, and discount rate.
The principal considerations for our determination that performing procedures relating to the long-lived asset impairment assessments of the APT and Performance Chemicals road markings asset groups is a critical audit matter are (i) the significant judgment by management when assessing recoverability of the APT asset group and developing the fair value estimate of the Performance Chemicals road markings asset group; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to (a) revenue growth rates, EBITDA margins, and EBITDA exit multiple used in the undiscounted cash flows for the APT asset group, and (b) revenue growth rates, EBITDA margins, and discount rate used in the fair value estimate for the Performance Chemicals road markings asset group; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's long-lived asset impairment assessment. These procedures also included, among others (i) testing management's process for assessing recoverability of the APT and Performance Chemicals road markings asset groups; (ii) evaluating the appropriateness of the undiscounted and discounted cash flow models used to assess recoverability and estimate the fair value of the Performance Chemicals road markings asset group; (iii) testing the completeness and accuracy of underlying data used in undiscounted and discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) revenue growth rates, EBITDA margins and EBITDA exit multiple for the APT asset group, and (b) revenue growth rates, EBITDA margins and discount rate for the Performance Chemicals road markings asset group. Evaluating management's assumptions related to revenue growth rates and forecasted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the APT and Performance Chemicals road markings asset groups; (ii) the consistency with external market data; (iii) quoted market prices in active markets for the Performance Chemicals road markings asset group; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company's undiscounted and discounted cash flow models; (ii) the reasonableness of the EBITDA exit multiple assumption for the APT asset group; and (iii) the reasonableness of the discount rate assumption for the Performance Chemicals road markings asset group.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2026
We have served as the Company's auditor since 2015.

INGEVITY CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
In millions, except per share data	2025	2024	2023
Net sales	$1,167.6	$1,200.1	$1,215.5
Cost of sales	706.1	735.3	770.5
Gross profit	461.5	464.8	445.0
Selling, general, and administrative expenses	171.2	157.8	161.8
Research and technical expenses	28.4	24.5	25.4
Restructuring and other (income) charges, net	12.8	18.1	53.4
Goodwill impairment charge	183.8	306.6	—
Long lived asset impairment charge	109.3	—	—
Acquisition-related costs	—	0.3	3.6
Other (income) expense, net	25.0	7.9	(16.2)
Interest expense	78.3	97.8	93.3
Interest income	(5.2)	(7.7)	(6.3)
Income (loss) from continuing operations before income taxes	(142.1)	(140.5)	130.0
Provision (benefit) for income taxes on continuing operations	8.2	(19.1)	24.2
Net income (loss) from continuing operations	(150.3)	(121.4)	105.8
Income (loss) from discontinued operations, net of income taxes	(16.8)	(308.9)	(111.2)
Net income (loss)	$(167.1)	$(430.3)	$(5.4)

Per share data
Basic earnings (loss) per share from continuing operations	$(4.15)	$(3.34)	$2.90
Basic earnings (loss) per share from discontinued operations	(0.46)	(8.51)	(3.05)
Basic earnings (loss) per share	$(4.61)	$(11.85)	$(0.15)

Diluted earnings (loss) per share from continuing operations	$(4.15)	$(3.34)	$2.88
Diluted earnings (loss) per share from discontinued operations	(0.46)	(8.51)	(3.03)
Diluted earnings (loss) per share	$(4.61)	$(11.85)	$(0.15)
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
In millions	2025	2024	2023
Net income (loss)	$(167.1)	$(430.3)	$(5.4)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	42.5	(18.6)	20.2
Reclassification of foreign currency translation losses	—	(0.2)	—
Total foreign currency adjustments, net of tax provision (benefit) of zero, zero, and zero	42.5	(18.8)	20.2
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $(0.6), $0.1, and $(1.0)	(2.0)	0.3	(3.2)
Reclassifications of deferred derivative instruments (gain) loss, included within net income (loss), net of tax (provision) benefit of $0.1, $0.6, and $0.9	0.5	1.8	3.0
Total derivative instruments, net of tax provision (benefit) of $(0.5), $0.7, and $(0.1)	(1.5)	2.1	(0.2)
Pension & other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax provision (benefit) of $0.2, $0.5, and zero	0.9	1.8	0.1
Reclassifications of net actuarial and other (gain) loss, amortization of prior service cost, and settlement and curtailment (income) charges, included within net income, net of tax (provision) benefit of zero, $0.1, and $0.1	—	0.2	—
Total pension and other postretirement benefits, net of tax provision (benefit) of $0.2, $0.6, and $0.1	0.9	2.0	0.1
Other comprehensive income (loss), net of tax provision (benefit) of $(0.3), $1.3, and zero	41.9	(14.7)	20.1
Comprehensive income (loss)	$(125.2)	$(445.0)	$14.7

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Balance Sheets

	December 31,
In millions, except share and par value data	2025	2024
Assets
Cash and cash equivalents	$78.1	$68.0
Accounts receivable, net of allowance of $1.5 - 2025 and $0.6 - 2024	127.2	131.7
Inventories, net	186.0	195.9
Prepaid and other current assets	47.0	51.1
Current assets of discontinued operations	15.9	46.5
Current assets	454.2	493.2
Property, plant, and equipment, net	608.1	642.9
Operating lease assets, net	29.5	44.7
Goodwill	4.3	175.2
Other intangibles, net	176.1	278.8
Deferred income taxes	117.0	117.9
Restricted investment, net of allowance of $0.2 - 2025 and $0.2 - 2024	84.4	81.6
Strategic investments	83.1	87.3
Other assets	74.9	79.2
Noncurrent assets of discontinued operations	19.5	21.8
Total Assets	$1,651.1	$2,022.6
Liabilities
Accounts payable	$92.0	$94.5
Accrued expenses	148.0	58.1
Accrued payroll and employee benefits	34.6	27.3
Current operating lease liabilities	11.8	14.4
Notes payable and current maturities of long-term debt	47.1	61.3
Income taxes payable	4.7	5.6
Current liabilities of discontinued operations	3.1	2.9
Current liabilities	341.3	264.1
Long-term debt including finance lease obligations	1,161.4	1,339.7
Noncurrent operating lease liabilities	22.4	33.6
Deferred income taxes	55.1	56.2
Other liabilities	40.5	130.6
Noncurrent liabilities of discontinued operations	0.7	3.2
Total Liabilities	1,621.4	1,827.4
Commitments and contingencies (Note 17)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2025 and 2024)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 43,891,710 and 43,630,211 issued and 35,485,876 and 36,350,425 outstanding at 2025 and 2024, respectively)	0.4	0.4
Additional paid-in capital	195.7	176.8
Retained earnings	404.9	572.0
Accumulated other comprehensive income (loss)	0.5	(41.4)
Treasury stock, common stock, at cost (8,405,834 shares - 2025 and 7,279,786 shares - 2024)	(571.8)	(512.6)
Total Equity	29.7	195.2
Total Liabilities and Equity	$1,651.1	$2,022.6
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Stockholders' Equity

	Ingevity Stockholders'
	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2022	43,228.1	$0.4	$153.0	$1,007.7	$(46.8)	$(416.0)	$698.3
Net income (loss)	—	—	—	(5.4)	—	—	(5.4)
Other comprehensive income (loss)	—	—	—	—	20.1	—	20.1
Common stock issued	177.2	—	—	—	—	—	—
Exercise of stock options, net	41.2	—	2.2	—	—	—	2.2
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.9)	(4.9)
Share repurchase program	—	—	—	—	—	(92.1)	(92.1)
Share-based compensation plans	—	—	9.7	—	—	3.5	13.2
Balance at December 31, 2023	43,446.5	$0.4	$164.9	$1,002.3	$(26.7)	$(509.5)	$631.4
Net income (loss)	—	—	—	(430.3)	—	—	(430.3)
Other comprehensive income (loss)	—	—	—	—	(14.7)	—	(14.7)
Common stock issued	183.7	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.1)	(3.1)
Share-based compensation plans	—	—	11.9	—	—	—	11.9
Balance at December 31, 2024	43,630.2	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	(167.1)	—	—	(167.1)
Other comprehensive income (loss)	—	—	—	—	41.9	—	41.9
Common stock issued	227.8	—	—	—	—	—	—
Exercise of stock options, net	33.7	—	0.9	—	—	—	0.9
Tax payments related to vested restricted stock units	—	—	—	—	—	(3.7)	(3.7)
Share repurchase program	—	—	—	—	—	(56.3)	(56.3)
Share-based compensation plans	—	—	18.0	—	—	0.8	18.8
Balance at December 31, 2025	43,891.7	$0.4	$195.7	$404.9	$0.5	$(571.8)	$29.7

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
In millions	2025	2024	2023
Cash provided by (used in) operating activities:
Net income (loss)	$(167.1)	$(430.3)	$(5.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	106.4	108.3	122.8
Non cash operating lease costs	14.7	19.1	18.6
Deferred income taxes	(4.7)	(121.4)	(44.7)
Disposal/impairment of assets	3.2	1.3	4.3
Restructuring and other (income) charges, net	55.7	186.2	170.2
CTO resales	—	52.7	22.0
LIFO liquidation	(6.8)	(5.8)	(28.5)
Share-based compensation	18.3	11.9	10.6
(Gain) loss on strategic investment	26.2	11.4	(19.3)
Pension and other postretirement benefit costs	1.2	1.5	1.6
Goodwill impairment charge	183.8	349.1	—
Long lived assets impairment charge	109.3	—	—
Other non-cash items	7.6	17.0	36.2
Changes in operating assets and liabilities:
Accounts receivable, net	12.2	38.2	42.7
Inventories, net	40.2	73.3	25.8
Prepaid and other current assets	1.3	7.7	(28.6)
Planned major maintenance outage	(6.5)	(6.5)	(12.8)
Accounts payable	(2.6)	(63.4)	(14.6)
Accrued expenses	(14.1)	(1.0)	(7.7)
Accrued payroll and employee benefits	6.9	8.0	(33.5)
Income taxes	(1.2)	(13.8)	6.4
Operating leases	(19.5)	(21.7)	(22.5)
Restructuring and other spending	(46.1)	(59.3)	(44.0)
CTO resales	6.2	(46.1)	(10.6)
Changes in all other operating assets and liabilities, net	6.6	12.2	16.1
Net cash provided by (used in) operating activities	$331.2	$128.6	$205.1
Cash provided by (used in) investing activities:
Capital expenditures	(57.7)	(77.6)	(109.8)
Proceeds from disposition of assets	3.6	—
Sale (purchase) of strategic investments, net	(16.4)	(0.3)	29.1
Restricted investment	13.0	—	7.0
Other investing activities, net	—	(1.6)	(3.6)
Net cash provided by (used in) investing activities	$(57.5)	$(79.5)	$(77.3)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
In millions	2025	2024	2023
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	291.3	404.5	376.3
Payments on revolving credit facility and other borrowings	(483.6)	(470.6)	(382.9)
Debt issuance costs	—	—	(0.4)
Financing lease obligations, net	(1.3)	(1.0)	(0.7)
Tax payments related to withholdings on vested equity awards	(3.7)	(3.1)	(4.8)
Proceeds and withholdings from share-based compensation plans, net	1.4	—	4.7
Repurchases of common stock under publicly announced plan	(56.3)	—	(92.1)
Net cash provided by (used in) financing activities	$(252.2)	$(70.2)	$(99.9)
Increase (decrease) in cash, cash equivalents, and restricted cash	21.5	(21.1)	27.9
Effect of exchange rate changes on cash	4.5	(4.2)	(0.3)
Change in cash, cash equivalents, and restricted cash	26.0	(25.3)	27.6
Cash, cash equivalents, and restricted cash at beginning of period	86.6	111.9	84.3
Cash, cash equivalents, and restricted cash at end of period (1)	$112.6	$86.6	$111.9
_______________
(1) Includes restricted cash of $34.5 million, $18.6 million, and $16.0 million and cash and cash equivalents of $78.1 million, $68.0 million, and $95.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$70.4	$85.4	$82.7
Cash paid for income taxes, net of refunds	8.7	26.9	29.7
Purchases of property, plant, and equipment in accounts payable	1.7	2.4	2.8
Leased assets obtained in exchange for new finance lease liabilities	—	—	0.2
Leased assets obtained in exchange for new operating lease liabilities	1.8	6.0	29.1

The accompanying notes are an integral part of these financial statements.

Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the Company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive gasoline vapor emissions control systems, food, water and chemical filtration, asphalt paving, agrochemical dispersants, bioplastics, coatings, elastomers, and paint for road markings. We operate in three reportable segments: Performance Materials, Performance Chemicals and Advanced Polymer Technologies.
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
Our Performance Chemicals segment products serve as critical inputs used in a variety of high-performance applications, including asphalt pavement construction, preservation, reconstruction and recycling, paint for road markings, and agrochemical dispersants.
Our Advanced Polymer Technologies segment produces caprolactone and caprolactone-based specialty polymers for use in coatings, resins, elastomers, adhesives, bioplastics, and medical devices.
Industrial Specialties Divestiture
On September 3, 2025, Ingevity entered into an Asset Purchase Agreement (the "Purchase Agreement") with Mainstream Pine Products, LLC, a Delaware limited liability company ("Purchaser"), pursuant to which Purchaser agreed to purchase substantially all of the assets and assume and acquire certain of the rights and liabilities of Ingevity or its applicable affiliates that relate to or are used in connection with (a) Ingevity's industrial specialties product line (other than Ingevity's lignin dispersant and alternative fatty acid based products, pavement technologies product line and other businesses and products more fully described in the Purchase Agreement) and (b) Ingevity's North Charleston, South Carolina crude tall oil refinery (the "CTO Refinery") and Ingevity's and its affiliates' operations thereof (collectively, the "Divestiture"). We determined that, upon execution of the Purchase Agreement, the industrial specialties product line and CTO Refinery included within the Divestiture met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the Divestiture have been reclassified and presented as discontinued operations for all periods presented. The Divestiture was completed on January 1, 2026.
Basis of Consolidation and Presentation
The accompanying Consolidated Financial Statements of Ingevity were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The significant accounting policies described in Note 2, together with the other notes that follow, are an integral part of the Consolidated Financial Statements. The Consolidated Financial Statements include the accounts of Ingevity and subsidiaries in which a controlling interest is maintained.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Accounts receivable, net of allowance: Accounts receivable, net on the consolidated balance sheets are comprised of trade receivables less allowances for doubtful accounts and credit losses (herein referred to as "credit losses"). Trade receivables consist of amounts owed to Ingevity from customer sales and are recorded at the invoiced amounts when revenue is recognized and generally do not bear interest. The allowance for credit losses is our best estimate of the amount of probable loss in the existing accounts receivable. We determine the allowance based on our expected future credit losses, which is partly based on historical write-off experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates and political factors. Past-due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. Allowance for credit losses at December 31, 2025 and 2024, were $1.5 million and $0.6 million, respectively.
Concentration of credit risk: The financial instruments that potentially subject Ingevity to concentrations of credit risk are accounts receivable. We limit our credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees, or collateral. Our largest customer as of December 31, 2025 had accounts receivable of $11.0 million and $8.3 million as of December 31, 2025 and 2024, respectively. Sales to our largest customer were approximately seven percent of total Net sales for the year ended December 31, 2025, and seven percent of total Net sales for the year ended December 31, 2024. Sales to the automotive industry, which represents our largest industry concentration, were approximately 48 percent of our consolidated Net sales. No customers individually accounted for greater than 10 percent of Ingevity's consolidated Net sales.
Inventories, net: We value our U.S. inventories at the lower of cost or market, with cost for the majority of our U.S. inventories determined using the last-in first-out ("LIFO") basis. We value all other inventories at the lower of cost and net realizable value, with cost determined using methods that approximate cost computed on a first-in first-out inventory valuation ("FIFO") basis. Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. We routinely assess inventory for both potential obsolescence and potential declines in anticipated selling prices to derive a market value for the inventory on hand. This review also includes an analysis of potentially obsolete, unmarketable, slow-moving, or overvalued inventory. If necessary, we will impair any inventories by an amount equal to the difference between the value of the held inventory (i.e., cost) and its estimated net realizable value for FIFO and average cost inventories and market value for LIFO inventories.
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
Depreciation: The cost of property, plant, and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, the majority of which range from 20 to 40 years for buildings and leasehold improvements and 5 to 30 years for machinery and equipment. The following table provides details on the useful lives and proportion of our machinery and equipment ("M&E") in each useful life category.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Percent of M&E Cost	Depreciable Life in Years	Types of Assets
25	5 to 10	Production control system equipment and hardware, laboratory testing equipment
13	15	Control systems, instrumentation, metering equipment
40	20	Production vessels and kilns, storage tanks, piping
6	25 to 30	Blending equipment, storage tanks, piping, shipping equipment and platforms, safety equipment
2	40	Machinery & equipment support structures and foundations
14	Various	Various
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
Our operating leases principally relate to the following leased asset classes:

Leased Asset Class	Remaining Lease Term
Administrative offices	1 to 15 years
Manufacturing buildings	2 to 50 years
Manufacturing and office equipment	1 to 11 years
Warehousing and storage facilities	3 to 10 years
Vehicles	4 years
Rail cars	1 to 10 years
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
Asset retirement obligations: We record asset retirement obligations ("AROs") at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated AROs are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon the retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. The carrying amounts for the AROs for the years ended December 31, 2025 and 2024 are $11.3 million and $16.3 million, respectively, and are included in Accrued expenses and Other liabilities on the consolidated balance sheets.
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
December 31, 2025

including a discounted value of estimated future cash flows. We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.
Goodwill and other intangible assets: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. We conduct a required annual review of goodwill for potential impairment at October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Our reporting units are our operating segments, i.e., Performance Materials, Performance Chemicals, and Advanced Polymer Technologies. If the carrying value of a reporting unit that includes goodwill exceeds its fair value, which is determined using both the income approach and market approach, goodwill is considered impaired. The income approach determines fair value based on discounted cash flow model derived from a reporting unit's long-term forecasted cash flows. The market approach determines fair value based on the application of earnings multiples of comparable companies to projected earnings of the reporting unit. The amount of impairment loss is measured as the difference between the carrying value and the fair value of a reporting unit but is limited to the total amount of goodwill allocated to the reporting unit. In performing the fair value analysis, management makes various judgments, estimates and assumptions, the most significant of which are the assumptions related to revenue growth rates, Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") margins, and discount rate.
The factors we considered in developing our estimates and projections for cash flows include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and (v) other relevant entity-specific events that impact our reporting units.
The determination of whether goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the estimates and assumptions used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis as of October 1, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management's business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management's estimates.
Other intangible assets are comprised of finite-lived intangible assets consisting primarily of brands (representing trademarks, trade names and know-how), customer contracts and relationships, and developed technology. Other intangible assets are amortized over their estimated useful lives which range from 3 to 17 years. Any potential impairment for definite-lived intangible assets will be calculated in the same manner as disclosed under impairment of long lived assets. Customer relationships are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed.
Capitalized software: Capitalized software for internal use is included within Other assets on the consolidated balance sheets. Amounts capitalized are presented in Capital expenditures on our consolidated statements of cash flow. Capitalized software is amortized using the straight-line over the estimated useful lives ranging from 5 to 15 years. Amortization is recorded to Costs of sales on our consolidated statements of operations for software directly used in the production of inventory and Selling, general, and administrative expenses on our consolidated statements of operations for software used for non-production related activities.
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
December 31, 2025

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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Indirect costs allocated to divestiture: The historical industrial specialties product line that is classified as discontinued operations includes only direct operating expenses which the Company will no longer incur upon the close of the Divestiture. Indirect costs, such as those related to corporate and shared service functions previously allocated to the industrial specialties product line, do not meet the criteria for discontinued operations and remain reported within continuing operations in Indirect costs allocated to Divestiture.
Corporate and other costs: Costs are expensed as incurred and are associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a New York Stock Exchange ("NYSE") listed entity. Also includes corporate administrative function share of information technology, safety, health, accounting and human resource departments.
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
Income taxes: We are subject to income taxes in the U.S. and numerous foreign jurisdictions, including China and the United Kingdom ("UK"). The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. We follow the asset and liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recognized based on the temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. During the year ended December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded $1.3 million of deferred taxes associated with our unremitted China earnings. The remainder of our subsidiaries remain permanently reinvested.
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
December 31, 2025

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
Our risk management program also addresses counterparty credit risk by selecting only major financial institutions with investment grade ratings. Once the derivative financial instrument is entered into, we continuously monitor the financial institutions' credit ratings and our credit risk exposure held by the financial institution. When appropriate, we reallocate exposures across multiple financial institutions to limit credit risk. If a counterparty fails to fulfill its performance obligations under the derivative financial instrument, then Ingevity is exposed to credit risk equal to the fair value of the financial instrument. Derivative assets and liabilities are recorded on our consolidated balance sheets at fair value and are presented on a gross basis. Due to our proactive mitigation of these potential credit risks, we anticipate performance by our counterparties to these contracts, and therefore, no material loss is expected. In order to mitigate the impact of market risks, we have and may enter into cash flow hedges.
Cash flow hedges: Cash flow hedges are derivative financial instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative financial instruments that are designated and qualify as a cash flow hedge are recorded on the consolidated balance sheets at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The gains and losses arising from qualifying hedging instruments are reported as a component of Accumulated other comprehensive income (loss) ("AOCI") located within the consolidated balance sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The reclassification gains or losses of the hedge from AOCI are recorded in the same financial statement caption on the consolidated statements of operations as the hedged item. For example, designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statements of operations when

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

the forecasted transaction occurs. Designated commodity cash flow hedges gains or losses recorded in AOCI are recognized within Cost of sales on the consolidated statements of operations when the inventory is sold. Designated interest rate cash flow hedge gains or losses are recorded in Accumulated other comprehensive income (loss) AOCI and are recognized in Interest expense or Interest income on the consolidated statements of operations on a straight-line basis over the remaining maturity of the underlying debt.
Treasury stock: We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders' equity on the consolidated balance sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out ("FIFO") method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from Additional paid-in capital on the consolidated balance sheets.
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
The fair value assigned to identifiable intangible assets acquired is determined primarily by using an income approach, which is based on assumptions and estimates made by management. Significant assumptions utilized in the income approach are the attrition rate, revenue growth rates, EBITDA margins, royalty rates, and the discount rate. These assumptions are based on company-specific information and projections, which are not observable in the market and are therefore considered Level 2 and Level 3 measurements. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Based on the acquired business' end markets and products, as well as how the chief operating decision maker will review the business results, determines the most appropriate operating segment for which to integrate the acquired business. Goodwill acquired, if any, is allocated to the reporting unit within or at the operating segment for which the acquired business will be integrated. Selection of the appropriate reporting unit is based on the level at which discrete financial information is available and reviewed by business management post-integration. Operating results of the acquired entity are reflected within the Consolidated Financial Statements from the date of acquisition.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which is intended to enhance income tax disclosures around the rate reconciliation and income taxes paid. The purpose of the amendment is to

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

provide readers of the financial statements with information to better assess the differences between the effective tax rate and the statutory tax rate across multiple jurisdictions, enabling them to understand tax implications around operational opportunities and potential future cash flows. We adopted this standard which is effective beginning with our 2025 fiscal year Form 10-K, and it has been applied retrospectively in the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
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
Note 4: Net Sales
Disaggregation of Net sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials segment	$606.9	$609.6	$586.0
Pavement Technologies product line	302.6	300.9	312.1
Road Markings product line	97.9	101.0	113.4
Performance Chemicals segment	$400.5	$401.9	$425.5
Advanced Polymer Technologies segment	$160.2	$188.6	$204.0
Net sales	$1,167.6	$1,200.1	$1,215.5

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Years Ended December 31,
In millions	2025	2024	2023
North America (1)	$665.1	$651.5	$672.7
Asia Pacific (1)	298.5	325.0	323.3
Europe, Middle East, and Africa	158.9	172.4	179.9
South America	45.1	51.2	39.6
Net sales	$1,167.6	$1,200.1	$1,215.5
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the years ended December 31, 2025, 2024, and 2023 are the U.S., which totaled $585.0 million, $571.5 million, and $602.3 million, respectively, and China, which totaled $153.1 million, $175.6 million, and $189.2 million, respectively.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

The following table provides information about contract assets from contracts with certain customers.

	Year Ended December 31,
In millions	2025	2024
Contract asset at beginning of period	$6.5	$11.2
Additions	15.6	15.3
Reclassification to accounts receivable, billed to customers	(15.2)	(20.0)
Contract asset at end of period (1)	$6.9	$6.5
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
December 31, 2025
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
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $18.2 million and $16.5 million at December 31, 2025 and 2024, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Nonrecurring Fair Value Measurements
During the year ended December 31, 2025, we measured our Advanced Polymer Technologies reporting units' goodwill and our Performance Chemicals road markings long-lived assets at fair value in connection with impairment testing. These measurements are Level 3 and were determined using both the income approach and market approach for Goodwill and both quoted market prices in active markets and a discounted value of estimated future cash flows for our long-lived assets. Refer to Note 7 and Note 8 for more information, including key assumptions.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments was $3.1 million and $15.4 million at December 31, 2025 and 2024, respectively. During the fourth quarter of 2025, we sold a strategic equity method investment for $6.8 million, resulting in a $7.1 million loss, recorded within "Other (income) expense, net" on the consolidated statement of operations. We recognized an additional $0.1 million gain associated with an equity method investment sale during the years ended December 31, 2025, and 2024, respectively.
As of December 31, 2025 and 2024, respectively, we had approximately $3.5 million and $5.3 million of unfunded commitments, associated with a venture capital fund investment accounted for under the equity method of accounting, which we anticipate will be paid over a period of 10 years beginning from the fourth quarter of 2022. There were no adjustments to the carrying value of equity method investments for impairment for the periods ended, December 31, 2025 and 2024.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $80.0 million and $71.9 million at December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, strategic investments accounted for under the measurement alternative method increased $20.0 million.
For the years ended December 31, 2025 and 2024, the Company identified triggering events indicating that investments being accounted for under the measurement alternative may be impaired, and recognized impairment charges of $11.9 million and $2.1 million, respectively, recorded in "Other (income) expense, net" on the consolidated statement of operations.
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
At December 31, 2025 and 2024, the carrying value of our restricted investment was $84.4 million and $81.6 million, net of an allowance for credit losses of $0.2 million and $0.2 million, and included restricted cash of $34.0 million and $18.2 million, respectively. The fair value at December 31, 2025 and 2024 was $84.0 million and $80.3 million, respectively, based on Level 1 inputs.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
December 31, 2025	$13.2	10.5	13.1	3.8	10.0	$50.6
December 31, 2024	$13.2	10.3	23.3	6.8	10.0	$63.6
Debt and Finance Lease Obligations
At December 31, 2025 and 2024, the carrying value of finance lease obligations was $98.8 million and $100.0 million, respectively, and the fair value was $100.2 million and $102.2 million, respectively. The fair value of our finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing plant, is based on the period-end quoted market prices for the obligations, using Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
The carrying value of our variable rate debt, excluding debt issuance fees and adjusted for our $200.0 million floating-to-fixed interest rate swap, was $362.8 million, and $555.2 million as of December 31, 2025 and 2024, respectively. The carrying value of our variable rate debt is a reasonable estimate of the fair value.
At December 31, 2025 and 2024, the carrying value of our fixed rate debt was $550.0 million and $550.0 million, respectively, and the fair value was $535.7 million and $503.2 million, respectively, based on Level 2 inputs.
Note 6: Inventories, net

	December 31,
In millions	2025	2024
Raw materials	$45.7	$49.2
Production materials, stores and supplies	27.5	25.0
Finished and in-process goods	141.6	157.4
Subtotal	$214.8	$231.6
Less: LIFO reserve	(28.8)	(35.7)
Inventories, net	$186.0	$195.9
As of December 31, 2025, approximately 34 percent, 15 percent, and 51 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively. As of December 31, 2024, approximately 28 percent, 13 percent, and 59 percent of our Inventories, net, were accounted for under the FIFO, average cost, and LIFO methods, respectively. The repositioning actions taken to improve our Performance Chemicals reportable segment has reduced overall LIFO inventory (refer to Note 15 for more detail).
During the years ended December 31, 2025 and 2024, changes to inventory quantities carried on a LIFO basis, resulted in a pre-tax increase of $10.0 million and pre-tax decrease of $6.3 million for the years ended December 31, 2025 and 2024, respectively, recorded in Cost of sales on our consolidated statement of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 7: Property, Plant, and Equipment, net

	December 31,
In millions	2025	2024
Machinery and equipment	$1,307.3	$1,253.3
Buildings and leasehold improvements	212.5	224.1
Land and land improvements	24.5	26.2
Construction in progress	31.0	68.7
Total cost	$1,575.3	$1,572.3
Less: accumulated depreciation	(967.2)	(929.4)
Property, plant, and equipment, net (1)	$608.1	$642.9
_______________
(1) Includes finance leases for the years ended December 31, 2025, and 2024 related to machinery and equipment of $92.6 million and $93.7 million, and net carrying value of $17.8 million and $20.3 million; buildings and leasehold improvements of $28.9 million and $39.2 million, and net carrying value of $19.2 million and $29.9 million, respectively. Amortization expense associated with these finance leases is included within depreciation expense. The payments remaining under these finance lease obligations are included within Note 13.
Depreciation expense, excluding accelerated depreciation included in Restructuring and other (income) charges, net, was $66.9 million, $65.1 million, and $65.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Long Lived Asset Impairment Charge
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
As a result of the advanced diligence completed in the fourth quarter of 2025 as part of our pursuit of a sale of the Performance Chemicals' road markings asset group, we concluded that a triggering event occurred. The triggering event required us to conduct an impairment analysis of the Performance Chemicals road markings long-lived assets, which included significant assumptions such as the revenue growth rates, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, which was based on both quoted market prices in active markets and a discounted value of estimated future cash flows, we concluded that the carrying value of the Performance Chemicals road markings asset group exceeded its fair value. As a result, we recorded a non-cash impairment charge of $109.3 million. The charge is included within "Long lived asset impairment charge" on the consolidated statements of operations for the twelve months ended December 31, 2025, and was allocated between "Property, plant, and equipment, net" and "Other intangibles, net" on the consolidated balance sheets in the amount of $25.2 million, and $84.1 million, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 8: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
Balance as of December 31, 2024 (1)	$4.3	$—	$170.9	$175.2
Foreign currency translation	—	—	12.9	12.9
Goodwill impairment charge	—	—	(183.8)	(183.8)
Balance as of December 31, 2025	$4.3	$—	$—	$4.3
_______________
(1) Includes accumulated impairment losses of $306.6 million related to the Performance Chemicals reportable segment.
Impairment Assessment(s) and Goodwill Impairment Charge
Annual Impairment Assessment
Our fiscal year 2025 annual goodwill impairment assessment for our Performance Materials reporting unit was performed as of October 1, 2025. Qualitatively, we determined that the fair value of our reporting units were in excess of their carrying value and therefore concluded that no goodwill impairment existed.
There were no events or circumstances indicating that goodwill might be impaired as of December 31, 2025.
Interim Goodwill Impairment Charge - Advanced Polymer Technologies
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
Our analysis included significant assumptions such as the revenue growth rates, EBITDA margins, and discount rate, which are judgmental. Variations in any assumptions could result in materially different calculations of fair value.
Based on the results of the quantitative analysis, we concluded that the carrying value of the APT reporting unit exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $183.8 million, representing all of the goodwill associated with the APT reporting unit. The charge is included within "Goodwill impairment charge" on the consolidated statements of operations for the twelve months ended December 31, 2025. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed. Our analysis included significant assumptions such as the revenue growth rates, EBITDA margins, and EBITDA exit multiple, which are judgmental. Variations in any assumptions could result in materially different calculations of undiscounted cash flows.
Goodwill Impairment Charge - Performance Chemicals
During the second quarter of 2024, our contracted long-term supplier of CTO provided new information regarding the cost of CTO for the second half of 2024, which significantly exceeded our forecasted costs, resulting in a triggering event for our Performance Chemicals reporting unit. We performed an analysis of the reporting unit’s goodwill, intangibles, and long-lived assets. Our analysis included significant assumptions such as: revenue growth rates, EBITDA margins, and discount rate, which are judgmental, and variations in any assumptions could result in materially different calculations of fair value.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Our analysis reassessed the expected cash flows in light of current performance and expected lack of near term recovery in our industrial specialties product line, resulting in lower volume and profitability expectations. As a result, we concluded that the carrying amount of the Performance Chemicals reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $306.6 million, which represented all of the goodwill within the Performance Chemicals' reportable segment. The charge was included within "Goodwill impairment charge" on the consolidated statements of operations for the year ended December 31, 2024. Specific to our long-lived assets, we determined that the undiscounted cash flows were in excess of the carrying values and therefore concluded that no impairment existed.
Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2023	$396.5	$92.6	$91.7	$580.8
Retirements (2)	(129.0)	—	(1.9)	(130.9)
Foreign currency translation	(2.6)	(1.2)	(1.1)	(4.9)
December 31, 2024	264.9	91.4	88.7	445.0
Retirements	—	—	(4.1)	(4.1)
Foreign currency translation	11.8	5.0	4.8	21.6
Impairment (3)	(82.8)	(14.2)	(19.6)	(116.6)
December 31, 2025	$193.9	$82.2	$69.8	$345.9
Accumulated Amortization
December 31, 2023	$(179.4)	$(30.3)	$(35.0)	$(244.7)
Amortization (4)	(38.9)	(5.5)	(9.9)	(54.3)
Retirements (2)	129.0	—	1.9	130.9
Foreign currency translation	0.9	0.4	0.6	1.9
December 31, 2024	(88.4)	(35.4)	(42.4)	(166.2)
Amortization	(15.0)	(5.5)	(10.1)	(30.6)
Retirements	—	—	3.2	3.2
Foreign currency translation	(4.3)	(1.7)	(2.7)	(8.7)
Impairment (3)	19.2	4.9	8.4	32.5
December 31, 2025	$(88.5)	$(37.7)	$(43.6)	$(169.8)
Other intangibles, net (5)	$105.4	$44.5	$26.2	$176.1
_______________
(1) Represents trademarks, trade names, and know-how.
(2) As a result of the Performance Chemicals repositioning, we retired certain customer contract and relationships, and developed technology finite-lived intangible assets.
(3) Impairment related to the Performance Chemicals road markings asset group. See Note 7 for more information.
(4) As a result of the Performance Chemicals repositioning, we accelerated the amortization of certain customer contract and relationship finite-lived intangible assets. This resulted in $22.1 million and $37.4 million of additional expense for the years ended December 31, 2024 and 2023, which is included within the discontinued operations statement of operations within Restructuring and other (income) charges, net. Refer to Note 20 for more information.
(5) The weighted average amortization period remaining for all intangibles is 10.6, while the weighted average amortization period remaining for customer contracts and relationships, brands, and developed technology is 11.2, 11.0, and 7.7, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Intangible assets subject to amortization were allocated among our business segments as follows:

	December 31,
In millions	2025	2024
Performance Materials	$—	$1.2
Performance Chemicals (1)	8.5	102.5
Advanced Polymer Technologies	167.6	175.1
Other intangibles, net	$176.1	$278.8
_______________
(1) The reduction in Performance Chemicals from 2024 to 2025 was primarily due to the Performance Chemicals road markings long lived asset impairment charge.
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Years Ended December 31,
In millions	2025	2024	2023
Selling, general, and administrative expenses	$30.6	$32.2	$41.9
Total amortization expense	$30.6	$32.2	$41.9
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: 2026 - $20.4 million, 2027 - $20.4 million, 2028 - $20.4 million, 2029 - $20.4 million and 2030 - $14.8 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.
Note 9: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
We manufacture and sell our products in several countries throughout the world and thus, we are exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, we net the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, from time to time, we utilize forward currency exchange contracts and zero cost collar option contracts to minimize the volatility to earnings and cash flows resulting from the effect of fluctuating foreign currency exchange rates on export sales denominated in foreign currencies (principally the euro). These contracts are generally designated as cash flow hedges. As of December 31, 2025, open foreign currency exchange contracts hedge a portion of forecasted transactions until January 2027. Designated cash flow hedges entered to minimize foreign currency exchange risk of forecasted revenue transactions are recorded to Net sales on the consolidated statement of operations when the forecasted transaction occurs. As of December 31, 2025, there were $2.5 million in open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was an asset (liability) of zero and $0.1 million as of December 31, 2025 and 2024, respectively.
Commodity Price Risk Management
Certain energy sources used in our manufacturing operations are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of natural gas. To mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases, from time to time, we will enter into swap contracts and zero cost collar option contracts and designate these contracts as cash flow hedges. As of December 31, 2025, we had 0.9 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of December 31, 2025, open natural gas derivative contracts hedge a portion of forecasted transactions until September 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.5) million and $0.3 million as of December 31, 2025 and 2024, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap with a notional amount of $200.0 million to manage the variability of cash flows in the interest rate payments associated with our existing Secured Overnight Financing Rate ("SOFR") based interest payments, effectively converting $200.0 million of our floating rate debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of outstanding interest rate instruments at December 31, 2025 and 2024 was an asset (liability) of $(0.4) million and $0.6 million, respectively.
Effect of Cash Flow Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Net income			Location of Gain (Loss) Reclassified from AOCI into Net income
	Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Cash flow hedging derivatives
Currency exchange contracts	$(0.4)	$0.2	$(0.1)	$(0.3)	$0.1	$(0.7)	Net sales
Natural gas contracts	(1.2)	(0.4)	(4.1)	(0.3)	(2.5)	(3.2)	Cost of sales
Interest rate swap contracts	(1.0)	0.6	—	—	—	—	Interest (income) expense
Total	$(2.6)	$0.4	$(4.2)	$(0.6)	$(2.4)	$(3.9)
Within the next twelve months, we expect to reclassify $0.8 million of losses from AOCI to earnings before taxes.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Fair-Value Measurements
The following information is presented for derivative assets and liabilities that are recorded on the consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that were recorded at fair value between Level 1 and Level 2 during the periods reported. There were no non-recurring fair value measurements related to derivative assets and liabilities on our consolidated balance sheets during the fiscal years ending December 31, 2025, 2024, or 2023, respectively.

	December 31, 2025
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Natural gas contracts (4)	$—	$—	$—	$—
Currency exchange contracts (4)	—	0.5	—	0.5
Interest rate swap contracts (5)	—	—	—	—
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (6)	$—	$0.5	$—	$0.5
Currency exchange contracts (6)	—	0.5	—	0.5
Interest rate swap contracts (7)	—	0.4	—	0.4
Total liabilities	$—	$1.4	$—	$1.4

	December 31, 2024
In millions	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Natural gas contracts (4)	$—	$0.4	$—	$0.4
Currency exchange contracts (4)	—	0.2	—	0.2
Interest rate swap contracts (5)	$—	0.6	—	0.6
Total assets	$—	$1.2	$—	$1.2
Liabilities:
Natural gas contracts (6)	$—	$0.1	$—	$0.1
Currency exchange contracts (6)	—	0.1	—	0.1
Total liabilities	$—	$0.2	$—	$0.2
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
(7) Included within "Other liabilities" on the consolidated balance sheets.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 10: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

	December 31,
In millions, except percentages	2025	2024

Revolving Credit Facility (1)	$517.0	$695.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (2)	98.8	100.0
Accounts receivable securitization	43.9	58.3
Other notes payable	1.9	1.9
Total debt including finance lease obligations	$1,211.6	$1,405.2
Less: debt issuance costs	3.1	4.2
Total debt including finance lease obligations, net of debt issuance costs	$1,208.5	$1,401.0
Less: debt maturing within one year (3)	47.1	61.3
Long-term debt including finance lease obligations	$1,161.4	$1,339.7
_______________
(1) Letters of credit outstanding under the revolving credit facility were $9.0 million and $2.6 million and available funds under the facility were $474.0 million and $302.4 million at December 31, 2025 and 2024, respectively.
(2) Refer to Note 13 for more information on finance lease obligations. At December 31, 2025 and 2024, $80.0 million of the finance lease obligation upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investment on the consolidated balance sheets in the amount of $84.4 million and $81.6 million as of December 31, 2025 and 2024, respectively.
(3) Debt maturing within one year is included within "Notes payable and current maturities of long-term debt" on the consolidated balance sheets.
Revolving Credit Facility
On June 23, 2022, we entered into an Amendment and Restatement Agreement (the "Amendment") together with the other parties named therein, which amends and restates our existing credit agreement, dated as of March 7, 2016, as amended, supplemented or otherwise modified.
Among other things, the Amendment (a) extends the maturity date from October 28, 2025 to June 23, 2027 and increases the aggregate principal amount of revolving commitments thereunder from $500 million to $1 billion, (b) adds Ingevity UK as a borrower under the revolving credit facility, and (c) modifies certain leverage ratio tests and thresholds. We are in the beginning stages of amending and extending our existing revolving credit facility, which we expect to execute before the end of the second quarter of 2026. The amendment and extension is expected to have materially consistent provisions to that of the existing credit agreement but with an extended maturity beyond June 23, 2027.
Borrowings under the revolving credit facility bear interest at a rate per annum equal to either (a) the Secured Overnight Financing Rate ("SOFR"), subject to a zero floor, or (b) a base rate, in each case, plus an applicable margin of 1 percent to 1.75 percent for term benchmark loans and 0.00 percent to 0.75 percent for base rate loans. The weighted average interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 6.40 percent and 6.69 percent for the periods ended December 31, 2025, and 2024, respectively.
Senior Notes
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

outstanding balances under our revolving credit facility. Interest payments on the 2028 Notes are due semiannually in arrears on November 1st and May 1st of each year, at a rate of 3.88 percent per year. The 2028 Notes mature on November 1, 2028.
Accounts Receivable Securitization
On October 2, 2023, we entered into a revolving accounts receivable securitization facility ("Facility"). The Facility enables us to borrow, on a revolving basis, up to a maximum of $100.0 million based upon eligible trade receivables. The program's effective borrowing cost is based upon an asset-backed commercial paper conduit rate plus a negotiated margin. In addition, a fee is assessed for any undrawn portion of the facility. The Facility required the establishment of a bankruptcy-remote special purpose entity ("SPE"), wholly owned and fully consolidated by Ingevity Corporation. Trade receivables will be sold to this SPE and held as secured collateral for the borrowings under the Facility. Ingevity maintains continuing involvement as it acts as the servicer for the eligible trade receivables and guarantees payment to the bank. Such receivables, recorded on the consolidated balance sheet, totaled $43.9 million and $58.3 million as of December 31, 2025 and 2024, respectively. The borrowings are presented on the consolidated balance sheets as Notes payable and current maturities of long-term debt, and cash flows will be presented as financing activities on our cash flow statement. Fees of $0.4 million were incurred in 2023 to secure the Facility. These fees have been deferred and will be amortized over the term of the Facility. The weighted average interest rate associated with our Facility was 5.51 percent and 5.35 percent for the periods ended December 31, 2025 and 2024, respectively.
Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries' ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of December 31, 2025.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended December 31, 2025 was 2.6 and our actual interest coverage for the four consecutive quarters ended December 31, 2025 was 5.9. We were in compliance with all covenants at December 31, 2025.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 11: Share-based Compensation
Equity Incentive Plan
The Ingevity Corporation 2025 Omnibus Incentive Plan, adopted on February 10, 2025, grants certain corporate officers, key employees, and non-employee directors of Ingevity and subsidiaries different forms of benefits, including stock options, Restricted Stock Units ("RSUs"), Director Stock Units ("DSUs"), and Performance-based restricted Stock Units ("PSUs"). The Ingevity Corporation 2025 Omnibus Incentive Plan ("2025 Plan"), adopted in February 2025, has a maximum shares reserve of 4,425,000 for the grant of equity awards. The 2025 Plan, increased the shares available from the 2016 Omnibus Incentive Plan from 4,000,000 to 4,425,000. As of December 31, 2025, 1,383,737 shares under the Ingevity Corporation 2025 Omnibus Incentive Plan are still available to be granted, assuming that Ingevity performs at the target performance level in each year of the three-year performance period for PSU awards. The Talent and Compensation Committee of Ingevity's Board of Directors ("Compensation Committee") determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually. We typically issue new common shares for the vesting of awards under our equity incentive plan.
Employee Stock Purchase Plan
On December 9, 2016, our Compensation Committee and Board of Directors approved the 2017 Ingevity Corporation Employee Stock Purchase Plan ("ESPP"), which was approved by Ingevity's stockholders on April 27, 2017. The ESPP allows eligible employee participants to purchase no more than 5,000 shares of our common stock at a discount through payroll deductions up to 15 percent of their compensation deducted during the purchase period. However, no participant shall be permitted to purchase common stock with a value greater than $25,000 in any calendar year. The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The ESPP consists of a one-month enrollment period preceding the three-month purchase period. Employees purchase shares in each purchase period at 85 percent of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.
On April 27, 2023, the ESPP was amended to add an additional 300,000 shares of Ingevity's common stock, increasing the total amount of shares under the ESPP to 550,000 shares, those additional shares were registered with the SEC on May 4, 2023. The shares are reserved and authorized for issuance to participating U.S. employees, as defined by the ESPP. We typically issue treasury shares for issuances under the ESPP. As of December 31, 2025, 309,997 shares under the ESPP are still available for issuance. During fiscal year 2025, there were 9,614 shares issued under the ESPP at an average price of $37.74.
Our share-based compensation, inclusive of continuing and discontinued operations, and ESPP expense is included in the table below.

	Years Ended December 31,
In millions	2025	2024	2023
Stock option expense	$0.9	$0.1	$0.6
ESPP expense	0.2	—	0.5
RSU, DSU and PSU expense	17.2	11.8	9.5
Total share-based compensation expense (1)	$18.3	$11.9	$10.6
Income tax benefit	(3.3)	(2.6)	(2.3)
Total share-based compensation expense, net of tax	$15.0	$9.3	$8.3
_______________
(1) Substantially all compensation expense related to share-based awards is recorded as a component of "Selling, general and administrative expenses" within the consolidated statements of operations.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Stock Options
All stock options vest in accordance with vesting conditions set by the Compensation Committee. The Compensation Committee, did not grant stock options in 2024 or 2023. Stock options granted to date have vesting periods of one to four years from the date of grant. Incentive and non-qualified options granted under the Plan expire no later than 10 years from the grant date. Expense related to stock options granted is based on the assumptions shown in the table below:

	Years Ended December 31,
Weighted-average assumptions used to calculate expense for stock options	2025	2024	2023
Risk-free interest rate	3.9%	—%	—%
Average life of options (years)	6.3	0.0	0.0
Volatility	47.1%	—%	—%
Dividend yield	—	—	—
Fair value per stock option	$16.23	$—	$—
The following table summarizes Ingevity's stock option activity.

	Number of Options (in thousands)	Weighted-average exercise price (per share)	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2024	257	$63.12	3.0	$510
Granted	123	31.73
Exercised	(34)	29.59
Forfeited	(16)	80.93
Cancelled	—
Outstanding, December 31, 2025	330	$53.99	5.0	$4,300
Exercisable, December 31, 2025	207	$67.25	2.4	$910
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
As of December 31, 2025, $1.2 million of unrecognized compensation expense related to stock options is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units, Deferred Stock Units, and Performance-based Restricted Stock Units
All RSUs, DSUs, and PSUs vest in accordance with vesting conditions set by the Compensation Committee. RSUs and DSUs granted to date have vesting periods ranging from less than one year to three years from the date of grant. PSUs granted to date have vesting periods of three years from the date of grant, including grants that have a cumulative three-year performance period, subject to the satisfaction of the applicable performance goals established for the respective grant. We periodically assess the probability of achievement of the performance criteria and adjust the amount of compensation expense accordingly. Beginning in 2023, certain granted PSUs include a Relative Total Shareholder Return ("rTSR") modifier that, when combined with the performance criteria could modify the final PSU payout by +/- 15 to 30 percent depending on the Company's rTSR performance over a three year performance period. The rTSR component of the 2024 PSU awards is a market condition requiring the use of a Monte Carlo simulation on the grant date to estimate the fair value that could modify the final PSU payout by +/- 25 percent depending on the Company's rTSR performance over a three year performance period. Beginning in 2025, certain granted PSUs include a rTSR metric. The rTSR component of the 2025 PSU awards is a market condition requiring the use of a Monte Carlo simulation on the grant date to estimate the fair value could modify the final PSU payout depending on the Company's rTSR performance over a three year performance period. The assumptions utilized to calculate the

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

fair value of the 2025 PSUs are shown in the table below. Compensation expense is recognized over the vesting period and adjusted for the probability of achievement of the performance criteria.

Weighted-average assumptions used to calculate expense for PSUs	Year Ended December 31, 2025
Risk-free interest rate	4.0%
Average life of awards (years)	3.0
Volatility	46.0%
Dividend yield	—
Fair value per PSU	$39.46
The following table summarizes Ingevity's RSUs, DSUs, and PSUs activity.

	RSUs and DSUs		PSUs
	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)	Number of Units (in thousands) (1)	Weighted average grant date fair value (per share)
Nonvested, December 31, 2024	483	$52.82	213	$65.44
Granted	399	41.96	237	36.37
Vested	(211)	55.36	(16)	68.23
Forfeited	(65)	46.44	(117)	64.29
Nonvested, December 31, 2025 (2)	606	$45.58	317	$43.97
_______________
(1) The number granted represents the number of shares issuable upon vesting of RSUs and DSUs. For PSUs, the number granted represents the number of shares issuable upon vesting, assuming that Ingevity performs at the target performance level in each year of the three-year performance period.
(2) Excludes 30,296 non-employee director shares that were vested but unissued at December 31, 2025.
As of December 31, 2025, $17.4 million of unrecognized share-based compensation expense related to RSUs, DSUs and PSUs is expected to be recognized over a weighted-average period of 1.3 years.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 12: Equity
Accumulated other comprehensive income (loss)
Summarized below is the roll forward of AOCI, net of tax.

	Years Ended December 31,
In millions	2025	2024	2023
Foreign currency translation
Beginning balance	$(44.4)	$(25.6)	$(45.8)
Net gains (losses) on foreign currency translation	42.5	(18.6)	20.2
Reclassification of foreign currency translation losses	—	(0.2)	—
Other comprehensive income (loss), net of tax	42.5	(18.8)	20.2
Ending balance	$(1.9)	$(44.4)	$(25.6)

Derivative instruments
Beginning balance	$0.5	$(1.6)	$(1.4)
Gains (losses) on derivative instruments	(2.6)	0.4	(4.2)
Less: tax provision (benefit)	(0.6)	0.1	(1.0)
Net gains (losses) on derivative instruments	(2.0)	0.3	(3.2)
(Gains) losses reclassified to net income	0.6	2.4	3.9
Less: tax (provision) benefit	0.1	0.6	0.9
Net (gains) losses reclassified to net income	0.5	1.8	3.0
Other comprehensive income (loss), net of tax	(1.5)	2.1	(0.2)
Ending balance	$(1.0)	$0.5	$(1.6)

Pension and other postretirement benefits
Beginning balance	$2.5	$0.5	$0.4
Unrealized actuarial gains (losses) and prior service (costs) credits	1.1	2.3	0.1
Less: tax provision (benefit)	0.2	0.5	—
Net actuarial gains (losses) and prior service (costs) credits	0.9	1.8	0.1
Amortization of actuarial and other (gains) losses, prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.3	0.1
Less: tax (provision) benefit	—	0.1	0.1
Net actuarial and other (gains) losses, amortization of prior service cost (credits), and settlement and curtailment (income) charge reclassified to net income	—	0.2	—
Other comprehensive income (loss), net of tax	0.9	2.0	0.1
Ending balance	$3.4	$2.5	$0.5

Total AOCI ending balance at December 31	$0.5	$(41.4)	$(26.7)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Reclassifications of accumulated other comprehensive income (loss)
The table below provides details about the reclassifications from AOCI and the affected line items on the consolidated statement of operations for each of the periods presented.

	Years Ended December 31,
In millions	2025	2024	2023

Foreign currency
Foreign currency translation adjustment (1)	$—	$0.2	$—
Total before tax	—	0.2	—
(Provision) benefit for income taxes	—	—	—
Amount included within net income (loss)	$—	$0.2	$—

Derivative Instruments
Currency exchange contracts (2)	$(0.3)	$0.1	$(0.7)
Natural gas contracts (3)	(0.3)	(2.5)	(3.2)
Total before tax	(0.6)	(2.4)	(3.9)
(Provision) benefit for income taxes	0.1	0.6	0.9
Amount included within net income (loss)	$(0.5)	$(1.8)	$(3.0)

Pension and other postretirement benefits
Amortization of prior service credit (costs) (3)	$—	$(0.1)	$(0.1)
Recognized gain (loss) due to curtailment and settlement (3)	—	(0.2)	—
Total before tax	—	(0.3)	(0.1)
(Provision) benefit for income taxes	—	0.1	0.1
Amount included within net income (loss)	$—	$(0.2)	$—
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
During the year ended December 31, 2025, we repurchased $56.3 million (inclusive of $0.4 million in excise tax) common stock, representing 1,061,460 shares of our common stock at a weighted average cost per share of $52.67. At December 31, 2025, $297.5 million remained unused under our Board-authorized repurchase program. During the year ended December 31, 2024, we repurchased zero in common stock. During the year ended December 31, 2023, we repurchased $92.1 million (inclusive of $0.8 million in excise tax) in common stock, representing 1,269,373 shares of our common stock at a weighted average cost per share of $71.93.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 13: Leases
We have both operating and finance leases, with the majority being operating lease agreements related to rail cars, tanks, equipment, and real estate. Supplemental consolidated balance sheet information related to our leases is as follows:

		December 31,
In millions	Financial Statement Caption	2025	2024
Assets
Operating lease assets, net (1)	Operating lease assets, net	$29.5	$44.7
Finance lease assets, net (2)	Property, plant, and equipment, net	37.0	50.2
Total lease assets		$66.5	$94.9
Liabilities
Current
Operating lease liabilities (3)	Current operating lease liabilities	$11.8	$14.4
Finance lease liabilities	Notes payable and current maturities of long-term debt	1.2	1.1
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	22.4	33.6
Finance lease liabilities	Long-term debt including finance lease obligations	97.6	98.9
Total lease liabilities		$133.0	$148.0
_______________
(1) Operating lease assets, net are recorded net of accumulated amortization of $35.6 million and $40.2 million as of December 31, 2025, and 2024, respectively.
(2) Finance lease assets, net are recorded net of accumulated amortization in Property, plant, and equipment, net and Other assets, net of $83.2 million and $1.2 million, as of December 31, 2025, and $81.4 million and $1.4 million, as of December 31, 2024.
(3) Operating lease liabilities include $0.2 million and $0.2 million of accrued interest, as of December 31, 2025 and 2024, respectively.
Finance Leases
Our finance lease obligations of $98.8 million and $100.0 million at December 31, 2025 and 2024, respectively, primarily consist of two leases. The first obligation of $80.0 million, at December 31, 2025, is owed to the city of Wickliffe, Kentucky, associated with Performance Materials' Wickliffe, Kentucky, manufacturing plant, which is due at maturity in 2027. This obligation will be settled upon maturity utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as "Restricted investment" on the consolidated balance sheets in the amount of $84.4 million as of December 31, 2025, see Note 5 for more information. The remaining obligation of $18.9 million, at December 31, 2025, is primarily owed to the lessor of our corporate headquarters in North Charleston, South Carolina. The lease commenced in July 2020, with a term of 15 years, and is structured as a traditional rental with payments due on a monthly basis.
We also have a finance lease obligation due in 2031 for certain assets located at our Performance Materials' Waynesboro, Georgia, manufacturing plant. The lease is with the Development Authority of Burke County ("Authority"). The Authority established the sale-leaseback of these assets by issuing an industrial development revenue bond. The bond was purchased by Ingevity and the obligations under the finance lease remain with Ingevity. Accordingly, we offset the finance lease obligation and bond on our consolidated balance sheets.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Components of lease cost are as follows:

		Years Ended December 31,
In millions	Financial Statement Caption	2025	2024	2023
Operating lease cost (1)
	Cost of sales	$14.4	$16.7	$17.3
	Selling, general, and administrative expenses	1.1	1.3	1.2
Finance lease cost
Amortization of leased assets	Cost of sales	$2.5	$3.2	$3.2
	Selling, general, and administrative expenses	1.6	1.6	1.6
Interest on lease liabilities	Interest expense	7.2	7.3	7.3
Net lease cost (2)		$26.8	$30.1	$30.6
_______________
(1) Includes short-term leases and variable lease costs, which are immaterial.
(2) Only on the rare occasion do we sublease our leased assets; as a result, this amount excludes sublease income which is immaterial.

Maturity of Lease Liabilities

	December 31, 2025
In millions	Operating leases	Finance leases	Total
2026	$13.2	$8.4	$21.6
2027	9.8	85.4	95.2
2028	6.2	2.4	8.6
2029	3.5	2.5	6.0
2030	1.7	2.5	4.2
2031 and thereafter	1.6	12.7	14.3
Total lease payments	$36.0	$113.9	$149.9
Less: Interest	1.8	15.1	16.9
Present value of lease liabilities (1)	$34.2	$98.8	$133.0
_______________
(1) As of December 31, 2025, we have zero operating lease commitments that have not yet commenced related to manufacturing and office equipment leases.
Lease Term and Discount Rate

	December 31,
In millions, except percentages and years	2025	2024
Weighted-average remaining lease term (years)
Operating leases	3.5	4.0
Finance leases	9.9	10.9
Weighted-average discount rate
Operating leases	6.02%	5.95%
Finance leases	5.45%	5.44%

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Other Information - Inclusive of continuing and discontinued operations

	Years Ended December 31,
In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.5	$21.7	$22.5
Operating cash flows from finance leases	7.2	7.3	7.3
Financing cash flows from finance leases	1.3	1.0	0.7
Note 14: Retirement Plans
Defined Contribution Plans
Eligible employees may participate in our retirement savings plan ("Plan"), a qualified salary-reduction plan under Section 401(k) of the U.S. Internal Revenue Code by contributing a portion of their compensation. For non-union eligible employees participating in the Plan, Ingevity makes matching contributions up to six percent of the employee deferral. In addition to the matching contributions, Ingevity also makes a non-elective contribution of three percent of eligible compensation per payroll for non-union employees. For eligible union employees participating in the Plan, Ingevity makes matching contributions up to 100 percent of the first three percent of the employee deferrals and 50 percent on the next two percent of deferrals. Employee contributions, as well as Ingevity's match contributions, are made to funds designated by the participant, none of which are based on Ingevity's common stock.
Charges associated with employer contributions to the Plan were $9.2 million, $9.6 million, and $11.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

The following tables summarize the weighted average assumptions used and components of our defined benefit postretirement plans at December 31, 2025 and 2024.

	Pensions		Other Benefits
	December 31,
In millions, except percentages	2025	2024	2025	2024
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate - qualified benefit plans	5.45%	5.50%	—%	—%
Discount rate - non-qualified benefit plans	5.30%	5.45%	5.05%	5.35%
Rate of compensation increase	N/A	N/A	N/A	N/A
Change in projected benefit obligation
Projected benefit obligation at January 1	$33.5	$35.5	$0.7	$0.7
Service cost	1.1	1.2	—	—
Interest cost	1.8	1.7	—	—
Actuarial loss (gain)	0.1	(3.4)	0.1	—
Plan amendments	0.3	—	—	—
Benefit payments	(1.5)	(1.5)	(0.1)	—
Projected benefit obligation at December 31 (1)	35.3	33.5	0.7	0.7
Change in plan assets
Fair value of plan asset at January 1	26.0	26.6	—	—
Actual return on plan assets	3.2	0.6	—	—
Company contributions	1.6	0.3	0.1	—
Benefit payments	(1.5)	(1.5)	(0.1)	—
Fair value of plan assets at December 31	29.3	26.0	—	—
Funded Status
Net Funded Status of the Plan (Liability)	$(6.0)	$(7.5)	$(0.7)	$(0.7)

	Pensions		Other Benefits
	December 31,
In millions	2025	2024	2025	2024
Amount recognized on the consolidated balance sheets:
Pension and other postretirement benefit (liability) (2)	(6.0)	(7.5)	(0.7)	(0.7)
Total Net Funded Status of the Plan (Liability)	$(6.0)	$(7.5)	$(0.7)	$(0.7)
_______________
(1) The accumulated benefit obligation for all years presented equals the projected benefit obligation for each plan, respectively.
(2) Asset balance is included within "Other assets" and liability balances are included within "Other liabilities" on the consolidated balance sheets.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Amounts Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Pensions			Other Benefits			Total
	Years Ended December 31,
In millions	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current year net actuarial loss (gain)	$(1.4)	$(2.3)	$(0.4)	$—	$—	$—	$(1.4)	$(2.3)	$(0.4)
Current year prior service cost (credit)	0.3	—	0.3	—	—	—	0.3	—	0.3
Amortization of net actuarial (loss) gain and prior service (cost) credit	(0.1)	(0.1)	(0.1)	0.1	—	—	—	(0.1)	(0.1)
Settlement and curtailment (charges) income, net	—	(0.2)	—	—	—	—	—	(0.2)	—
Total recognized in other comprehensive (income) loss, before taxes	(1.2)	(2.6)	(0.2)	0.1	—	—	(1.1)	(2.6)	(0.2)
Total recognized in other comprehensive (income) loss, after taxes	$(0.9)	$(2.0)	$(0.1)	$—	$—	$—	$(0.9)	$(2.0)	$(0.1)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:

	Pensions		Other Benefits		Total
	December 31,
In millions	2025	2024	2025	2024	2025	2024
Net actuarial (gain) loss	$(5.5)	$(4.2)	$—	$—	$(5.5)	$(4.2)
Prior service cost (credit)	1.1	1.0	—	(0.1)	1.1	0.9
Accumulated other comprehensive (income) loss, before taxes	(4.4)	(3.2)	—	(0.1)	(4.4)	(3.3)
Accumulated other comprehensive (income) loss, after taxes	$(3.4)	$(2.4)	$—	$(0.1)	$(3.4)	$(2.5)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Net Annual Benefit Costs Assumptions
The following table summarizes the weighted-average assumptions used for the components of net annual benefit cost:

	Pensions			Other Benefits
	Years Ended December 31,
In millions, except percentages	2025	2024	2023	2025	2024	2023
Discount rate - qualified benefit plans (1)	5.50%	4.80%	5.00%	—%	—%	—%
Discount rate - non-qualified benefit plans (1)	5.45%	4.80%	5.00%	5.35%	4.70%	4.90%
Expected return on plan assets	6.50%	6.50%	5.50%	N/A	N/A	N/A
Components of net annual benefit cost:
Service cost (2)	$1.1	$1.2	$1.1	$—	$—	$—
Interest cost (3)	1.8	1.7	1.6	—	—	—
Expected return on plan assets (3)	(1.7)	(1.7)	(1.3)	—	—	—
Amortization of prior service cost (2)	0.1	0.2	0.2	—	—	—
Amortization of net actuarial and other (gain) loss (3)	(0.1)	(0.1)	—	0.1	—	—
Recognized (gain) loss due to curtailments (2)(4)	—	0.2	—	—	—	—
Net annual benefit cost	$1.2	$1.5	$1.6	$0.1	$—	$—
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
(4) Our pension and postretirement settlement and curtailment (income) charges are related to the acceleration of prior service costs as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan during 2024.
Contributions
We made a $1.3 million required cash contribution to our domestic hourly union defined benefit pension plan during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we made voluntary cash contributions of zero and $2.0 million, respectively, to our domestic hourly union defined benefit pension plan. The minimum required contribution to our domestic hourly union defined benefit plan for fiscal year 2026 is $1.5 million.
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

The following table presents our fair value hierarchy for our major categories of pension plan assets by asset class.

In millions	December 31, 2025	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.1	$0.1	$—	$—	$—
Mutual funds	0.8	0.8	—	—	—
Pooled funds	23.5	—	—	—	23.5
Other	4.9	—	4.9	—	—
Total assets	$29.3	$0.9	$4.9	$—	$23.5

In millions	December 31, 2024	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value
Cash and short-term investments	$0.1	$0.1	$—	$—	$—
Mutual funds	0.8	0.8	—	—	—
Pooled funds	20.6	—	—	—	20.6
Other	4.5	—	4.5	—	—
Total assets	$26.0	$0.9	$4.5	$—	$20.6
Estimated Future Benefit Payments
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

In millions	Pensions	Other Benefits
2026	$1.4	$0.1
2027	1.6	0.1
2028	1.8	0.1
2029	1.9	0.1
2030	2.0	0.1
2030-2034	12.3	0.3
Sensitivity Analysis
A one-half percent increase in the assumed discount rate would have decreased our qualified pension benefit obligations by $2.0 million at December 31, 2025 and decreased our qualified pension benefit costs by $0.2 million for 2025. A one-half percent decrease in the assumed discount rate would have increased our qualified pension obligations by $2.2 million at December 31, 2025 and increased our qualified pension benefit cost by zero for 2025.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased our qualified pension costs by $0.1 million for 2025. A one-half percent decrease in the assumed expected long-term rate of return on plan assets would have increased our qualified pension costs by $0.1 million for 2025.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 15: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net is provided below.

	Years Ended December 31,
In millions	2025	2024	2023
Restructuring charges	$12.8	$6.9	$35.2
Other (income) charges, net	—	11.2	18.2
Total Restructuring and other (income) charges, net	$12.8	$18.1	$53.4
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges (2)	Total
Performance Chemicals repositioning	$—	$2.1	$—	$2.1
Other (3)	5.2	1.0	4.5	10.7
Year ended December 31, 2025	$5.2	$3.1	$4.5	$12.8
Performance Chemicals repositioning	2.0	2.6	—	4.6
Other (3)	0.3	0.4	1.6	2.3
Year ended December 31, 2024	$2.3	$3.0	$1.6	$6.9
Performance Chemicals repositioning	3.0	7.4	13.3	23.7
Other (3)	8.9	—	2.6	11.5
Year ended December 31, 2023	$11.9	$7.4	$15.9	$35.2
_______________
(1) Primarily represents costs associated with plant and equipment decommissioning charges and other miscellaneous exit costs.
(2) Primarily represents accelerated depreciation and amortization, and impairment charges on certain assets, which were or are to be disposed of or abandoned. Also included, to the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations related to asset disposal charges that are included within restructuring charges.
(3) During 2025 and 2024, we took further steps to streamline our cost structure and improve profitability, resulting in additional restructuring charges of $10.7 million and $2.3 million, respectively. During 2023, we incurred severance and asset charges associated with targeted workforce reduction initiatives.
Performance Chemicals Repositioning and Industrial Specialties Divestiture
Beginning in 2023, following a sharp decline in volumes in the industrial end markets served by our Performance Chemicals industrial specialties product line, we announced a series of strategic initiatives designed to right-size our cost structure, streamline our footprint, and strengthen the overall resilience of the Company. Collectively, these initiatives are referred to as the Performance Chemicals ("PC") Repositioning Actions.
The PC Repositioning Actions were designed to:
•Prioritize growth in our higher-margin Performance Chemicals product lines, such as pavement technologies;
•Improve the financial performance of the industrial specialties product line; and
•Reduce exposure to lower-margin, more cyclical end-use markets, including adhesives, publication inks, and oilfield applications, which historically represented approximately 45 percent of our industrial specialties product line's pre-2023 annualized net sales.
The actions completed through fiscal year 2024 successfully enhanced the financial performance of the industrial specialties product line and positioned that business for strategic alternatives. As a result, on January 16, 2025, we announced our intention to pursue a potential sale of the product line. On September 3, 2025, Ingevity entered into a sales agreement to sell substantially all of the assets, rights, and liabilities associated with the industrial specialties product line and the CTO refinery, (collectively, the "Divestiture"). Upon execution of the sales agreement, the industrial specialties product line and the CTO refinery included in the Divestiture met the criteria for classification as discontinued operations. As such, the results of

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

operations of the Divestiture have been reclassified and presented as discontinued operations for all periods presented. The sale was completed on January 1, 2026. See Note 20 for more information.
Status and Charges To Date
We have substantially completed all activities associated with the restructuring program and expect the plan to be completed in 2026. The PC Repositioning Actions restructuring program is expected to result in total charges of approximately $370 million, consisting primarily of:
•$255 million in non-cash asset-related charges; and
•$115 million in cash charges, including:
▪$25 million in severance and other employee-related costs, and
▪$90 million in other restructuring costs, including decommissioning, dismantling, and removal charges, and contract termination costs.
We expect to incur approximately $10 million of additional cash charges during 2026.
Through December 31, 2025, we have incurred $353.7 million in total charges, including $248.3 million of non-cash asset-related charges and $105.4 million in cash charges. As of December 31, 2025, we have paid $91.3 million of the cash charges.
The charges expected in connection with these actions are subject to several assumptions and risks, and actual results may differ materially. Additional charges may arise from events related to or resulting from these actions.
Other (income) charges, net
North Charleston plant transition
Our North Charleston, South Carolina Performance Chemicals manufacturing plant has historically been co-located with a Smurfit WestRock Company ("WestRock") paper mill. In May 2023, WestRock announced that it would permanently cease operating its North Charleston paper mill by August 31, 2023 and notified us that it was terminating the shared services in accordance with our operating agreement. WestRock ceased production at their North Charleston paper mill in June 2023. During 2023, we executed a transition plan to separate certain critical operating services WestRock had historically provided to us such as steam, water and wastewater treatment. During the years ended December 31, 2025 and 2024, we incurred charges of zero and $11.2 million, including zero and $4.8 million in asset disposal costs, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Restructuring and Other (Income) Charges, net Reserves
The following table, inclusive of continuing and discontinued operations, shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals' repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2024 (1)	Reserve (2)	Payments	Other (3)	12/31/2025 (1)
Severance and other employee-related costs	$4.2	5.1	(7.5)	—	$1.8
Other charges (income)	0.9	42.6	(38.6)	—	4.9
Restructuring	5.1	47.7	(46.1)	—	6.7
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$5.1	47.7	(46.1)	—	$6.7

	Balance at	Change in	Cash		Balance at
In millions	12/31/2023 (1)	Reserve (2)	Payments	Other (3)	12/31/2024 (1)
Severance and other employee-related costs	$7.3	10.1	(13.0)	(0.2)	$4.2
Other charges (income)	0.9	40.1	(39.9)	(0.2)	0.9
Restructuring	8.2	50.2	(52.9)	(0.4)	5.1
Other (income) charges, net	—	6.4	(6.4)	—	—
Restructuring and Other (income) charges, net reserves	$8.2	56.6	(59.3)	(0.4)	$5.1
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

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 16: Income Taxes
Domestic and foreign components of Income (loss) on continuing operations before income taxes are shown below:

	Years Ended December 31,
In millions	2025	2024	2023
Domestic	$9.3	$(92.3)	$82.8
Foreign	(151.4)	(48.2)	47.2
Income (loss) before income taxes on continuing operations	$(142.1)	$(140.5)	$130.0
The provision (benefit) for income taxes on continuing operations consisted of:

	Years Ended December 31,
In millions	2025	2024	2023
Current
Federal	$2.2	$28.3	$25.4
State and local	0.7	4.5	2.7
Foreign	10.2	14.3	11.7
Total current	$13.1	$47.1	$39.8
Deferred
Federal	$(0.4)	$(53.8)	$(10.0)
State and local	(0.1)	(8.7)	(5.1)
Foreign	(4.4)	(3.7)	(0.5)
Total deferred	$(4.9)	$(66.2)	$(15.6)
Provision (benefit) for income taxes on continuing operations	$8.2	$(19.1)	$24.2
We recorded $(0.3) million, $1.3 million, and zero of deferred tax provision (benefit) expense within components of other comprehensive income during the years ended December 31, 2025, 2024, and 2023, respectively.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

For the year ended December 31, 2025, we have elected to retrospectively adopt the guidance in ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations in accordance with ASU 2023-09:

	Years Ended December 31,
	2025		2024		2023
In millions, except percentage data	Amount	Percent	Amount	Percent	Amount	Percent
Federal Statutory Tax Rate	$(29.9)	21.0%	$(29.5)	21.0%	$27.4	21.0%
Domestic Federal
Tax Credits
R&D Credits	(0.9)	0.6	(7.3)	5.2	(2.1)	(1.6)
Cross-Border Tax Laws
Foreign derived Intangible Income	(1.6)	1.1	(4.8)	3.4	(2.9)	(2.2)
Others	(0.1)	0.1	—	—	(0.9)	(0.7)
Nontaxable and Non-deductible items
Goodwill Impairment	—	—	1.0	(0.7)	—	—
Officers Compensation	1.8	(1.3)	0.6	(0.5)	1.1	0.9
Other	0.5	(0.4)	0.8	(0.6)	0.4	0.3
Excess Share-based Compensation	0.1	(0.1)	0.9	(0.6)	(1.0)	(0.8)
Other reconciling items	(0.1)	0.1	—	—	—	—
Domestic state & local income taxes, net of federal effect (1)	0.4	(0.3)	(3.3)	2.4	(1.9)	(1.5)
Foreign Tax Effects
United Kingdom
Goodwill Impairment	40.8	(28.7)	22.0	(15.7)	—	—
Foreign Rate Differential	(7.5)	5.3	(3.3)	2.4	0.6	0.4
Other	(0.2)	0.2	(0.3)	0.2	0.6	0.4
China
Withholding Tax	2.1	(1.4)	1.8	(1.3)	1.5	1.2
Foreign Rate Differential	1.3	(0.9)	1.2	(0.8)	0.8	0.6
Sustainably sourced feedstock benefit	(0.8)	0.5	(0.8)	0.6	(0.7)	(0.5)
Other	0.1	(0.1)	0.2	(0.1)	—	—
Belgium
Withholding Tax	1.3	(0.9)	—	—	—	—
Other	0.5	(0.3)	0.1	(0.1)	0.3	0.2
Other Foreign Jurisdictions	0.6	(0.4)	0.6	(0.5)	0.5	0.4
Global Changes in Unrecognized Tax Benefit	(0.2)	0.2	1.0	(0.7)	0.5	0.4
Effective Tax Rate	$8.2	(5.7)%	$(19.1)	13.6%	$24.2	18.5%
_______________
(1) The states comprising the majority of the state and local income taxes, net of federal effect per year are as follows:

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Years Ended December 31,	State
2025	Texas
2024	Georgia, Louisiana
2023	Georgia, Illinois, Louisiana
The decrease in our effective tax rate from 2024 to 2025 was mainly driven by the mix of earnings, with U.K. losses, due to the APT goodwill impairment (see Note 8), driving an overall global loss with net tax expense creating a negative effective tax rate in 2025. Additionally, the foreign-derived intangible income deduction decreased in 2025 compared to 2024 as a result of the One Big Beautiful Bill Act ("OBBB") signed into law on July 4, 2025, which allowed immediate deductibility of previously amortizable expenses. Additionally, a significant decrease in the Federal Research and Development credit in 2025, further increased total tax expense as compared to 2024.
The decrease in our effective tax rate from 2023 to 2024 was mainly driven by the mix of earnings, with extensive U.S. losses, primarily due to the Performance Chemicals goodwill impairment (see Note 8), driving an overall global loss and tax benefit for 2024. Approximately 31% of the goodwill impaired had an impact to the tax rate, offsetting the overall tax benefit. Significant increases in federal and state tax credits further increased the overall tax benefit as compared to prior years.
The significant components of deferred tax assets and liabilities are as follows:

	December 31,
In millions	2025	2024
Deferred tax assets:
Employee benefits	$16.9	$15.4
Intangibles (including goodwill)	49.3	30.5
Net operating losses	37.1	18.6
Inventory	—	11.2
Leases	12.7	15.8
Litigation verdict accrual	22.3	21.4
Research and experimental expenses	—	29.9
Interest limitation	25.5	24.5
Other	24.3	21.8
Total deferred tax assets	$188.1	$189.1
Valuation allowance	(11.8)	(11.0)
Total deferred tax assets, net of valuation allowance	$176.3	$178.1
Deferred tax liabilities:
Fixed assets	$93.3	$96.9
Inventory	3.5	—
Leases	11.3	14.6
Other	6.3	4.9
Total deferred tax liabilities	$114.4	$116.4
Net deferred tax asset (liability) (1)	$61.9	$61.7
_______________
(1) Presentation in the table above is on a gross basis, however, due to jurisdictional netting, our net deferred tax asset and liability recorded on the consolidated balance sheets were $117.0 million and $55.1 million, respectively, as of December 31, 2025, and $117.9 million and $56.2 million, respectively, as of December 31, 2024.
Our overall net deferred tax asset in 2025 increased by $0.2 million compared to 2024. As part of the OBBB under Internal Revenue Code (IRC) Section 174, we are no longer required to capitalize and amortize domestic research and experimental expenditures. Furthermore, accelerated expensing of previously capitalized domestic research and experimental expenditures can be elected for tax year 2025, nearly eliminating the deferred tax asset (below rounding). This decrease in the

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

deferred tax asset is partially offset by an increase in net operating losses within the US. Additionally, there is an increase in the deferred tax asset associated with intangibles as a result of the long lived asset impairments as well as the APT goodwill impairment. Lastly, the deferred tax asset associated with Inventory in 2024, has flipped to a deferred tax liability in 2025, most notably due to differences associated with LIFO.
We have deferred tax assets, including net operating loss and tax credit carryforwards, which are available to offset future taxable income. A valuation allowance has been provided where management has determined that it is more likely than not that the deferred tax assets will not be realized. In 2025, we recognized tax expenses of $0.1 million due to an our expected inability to recognize the benefit associated with state tax credits prior to their expiration.
At December 31, 2025, net operating loss carryforwards totaled $139.0 million of which we have recorded deferred tax assets of $37.1 million. Of this total, $0.4 million will expire in 10 years, $0.7 million will expire in 15 years, $2.0 million will expire in 20 years, and $34.0 million will never expire.
As further required under ASU 2023-09, the following table represents the major cash taxes paid, net of refunds, by jurisdiction:

Year Ended December 31,
In millions	2025
US Federal	$—
Domestic State and Local	$—
Foreign
China	$6.1
United Kingdom	3.7
Brazil	0.9
Other	0.2
Subtotal	10.9
Total (1)	$10.9
_______________
(1) The total cash taxes paid includes $2.2 million of withholding tax payments considered a "tax in lieu of an income tax" under section 903 of the IRC, which are not reflected in our consolidated statement of cash flows, reporting $8.7 million cash paid for income taxes as of December 31, 2025.
Based on the analysis performed by the Company, the OBBB will have an impact on cash taxes as a result of the ability to accelerate deductions. Additionally, as noted above, the increased one-time deductibility of the previously amortizable expenses is driving our benefit from the foreign-derived intangible income deduction down significantly, which is negatively impacting the effective tax rate.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalent balance at December 31, 2025 included $74.2 million held by our foreign subsidiaries. As of December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded $1.3 million of deferred taxes associated with our unremitted China earnings. The remainder of our subsidiaries remain permanently reinvested. The determination of the amount of taxes that may be due if earnings are remitted is not practicable because such liability, if any, is dependent on circumstances that exist if and when remittance occurs. The circumstances that would affect the calculations include the source location and amount of the distribution, the underlying tax rate already paid on the earnings, foreign withholding taxes, the opportunity to use foreign tax credits, and the potential impact of future tax reform. Positive undistributed earnings at December 31, 2025 totaled $18.8 million, of which $0.9 million are considered to be indefinitely reinvested.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years ended December 31,
In millions	2025	2024	2023
Balance at beginning of year	$2.1	$1.2	$0.8
Additions for tax positions related to prior years	0.2	1.2	0.4
Reduction for lapse of statute of limitation	(0.5)	(0.3)	—
Balance at end of year (1)	$1.8	$2.1	$1.2
_______________
(1) Included in "Other liabilities" on the consolidated balance sheets.
As of December 31, 2025, 2024, and 2023, $2.2 million, $2.4 million, and $1.4 million, respectively, of unrecognized tax benefit, including penalties and interest, would, if recognized, impact our effective tax rate. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.
Pillar Two, released by the Organisation for Economic Cooperation and Development ("OECD"), went into effect on January 1, 2024. Pillar Two's intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the year ended December 31, 2025.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 17: Commitments and Contingencies
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
On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we have decided to no longer pursue any further appeals. We expect payment of the judgment, plus post-judgment interest, to be made in the second quarter of 2026. BASF has indicated it will seek attorneys' fees and costs in amounts that they will allege and have to demonstrate at a future date.
The full amount of the trebled jury verdict, $85.0 million, is accrued within "Accrued expenses" on the consolidated balance sheets as of December 31, 2025 and the charge was included within "Other (income) expense, net" on the consolidated statement of operations for the year ended December 31, 2021. In addition, as a result of the judgment being officially entered on May 18, 2023, we have started accruing for post-judgment interest at the legally mandated interest rate. We expect that final resolution of these appeals will be complete within twelve months of the balance sheet date and, as a result, have reclassified the full amount of the verdict and post-judgment interest accrued to "Current liabilities." As of December 31, 2025 and 2024, the total amount accrued, inclusive of post-judgement interest, was $95.4 million and $91.4 million, respectively. The amount of any liability we may ultimately incur could be more or less than the amount accrued.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 18: Segment Information
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
Industrial Specialties Divestiture
The historical industrial specialties product line that is classified as discontinued operations includes only direct operating expenses which the Company will no longer incur upon the close of the Divestiture. Indirect costs, such as those related to corporate and segment shared service functions previously allocated to the industrial specialties product line, do not meet the criteria for discontinued operations and remain reported within continuing operations in Indirect costs allocated to Divestiture. See Note 1 for more information.
Corporate and other
Effective in the fourth quarter of 2025, Corporate and other costs have been excluded from segment EBITDA. These costs are recorded within "Selling, general, and administrative expenses" on our Consolidated Statements of Operations and are associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a NYSE listed entity. Additionally, these costs are managed at a corporate level and not directly attributable to our reportable segments. Reporting these costs separately will provide greater transparency into our segment results and cost structure.We have recast the data below to reflect the changes in our reportable segments to conform to the current year presentation.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

	Years Ended December 31,
In millions	2025	2024	2023
Segment EBITDA (1)(2)
Performance Materials	$326.3	$333.2	$303.1
Performance Chemicals	60.3	53.7	71.1
Advanced Polymer Technologies	32.1	39.0	49.0
Total Segment EBITDA (1)(2)	$418.7	$425.9	$423.2
Interest expense	(78.3)	(97.8)	(93.3)
Interest income	5.2	7.7	6.3
(Provision) benefit for income taxes on continuing operations	(8.2)	19.1	(24.2)
Depreciation and amortization	(105.2)	(99.6)	(97.4)
Restructuring and other income (charges), net (3)	(12.8)	(18.1)	(53.4)
Goodwill impairment charge (4)	(183.8)	(306.6)	—
Acquisition and other-related income (costs), net (5)	—	(0.3)	(4.5)
Gain (loss) on sale of strategic investment (6)	(19.6)	(2.1)	19.3
Long lived asset impairment charge (7)	(109.3)	—	—
Proxy contest charges (8)	(8.2)	—	—
Portfolio realignment costs (9)	(3.1)	—	—
Pension, postretirement settlement and curtailment income (charges), net (10)	—	(0.2)	—
Indirect costs allocated to Divestiture (11)	(14.5)	(22.1)	(37.9)
Corporate and other (12)	(31.2)	(27.3)	(32.3)
Net income (loss) from continuing operations	$(150.3)	$(121.4)	$105.8
_______________
(1) Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, long lived asset impairment charge, acquisition and other-related income (costs), gain (loss) on strategic investments, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, indirect costs allocated to Divestiture, and Corporate and other costs.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Years Ended December 31,
	2025			2024			2023
In millions, except per share data	PM	PC	APT	PM	PC	APT	PM	PC	APT
Net sales (1)	$606.9	$400.5	$160.2	$609.6	$401.9	$188.6	$586.0	$425.5	$204.0
Less:
Cost of sales (2)	235.7	289.7	108.1	233.9	300.2	129.9	254.2	309.5	135.2
Selling, general, and administrative expenses (2) (3) (5)	48.7	51.3	21.0	42.7	44.2	18.5	29.6	44.8	17.6
Other income (expense), net (2) (4)	3.8	0.8	1.0	0.2	(3.8)	(1.2)	0.9	(0.1)	(2.2)
Segment EBITDA	$326.3	$60.3	$32.1	$333.2	$53.7	$39.0	$303.1	$71.1	$49.0
_______________
(1) Relates to external customers only. Refer to Note 4 for a reconciliation to consolidated Net sales.
(2) Excludes Depreciation and amortization.
(3) Includes Research and technical expenses.
(4) We have excluded the following items from Other (income) expense, net: gain (loss) on strategic investments, proxy contest charges, portfolio realignment costs, depreciation, and amortization.
(5) Excludes Corporate and other costs.
(3) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results. The table below provides an allocation of Restructuring and other income (charges), net between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials	$0.1	$0.9	$9.0
Performance Chemicals	1.5	10.2	9.9
Advanced Polymer Technologies (1)	9.2	0.2	16.7
Indirect costs allocated to Divestiture (2)	2.0	6.8	17.8
Restructuring and other (income) charges, net (3)	$12.8	$18.1	$53.4
_________________
(1) Included in the charges for the year ended December 31, 2023 was $13.3 million of accelerated depreciation associated with Advanced Polymer Technologies polyol production assets located at the DeRidder Plant.

(2) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.
(3) Refer to Note 15 for more information.
(4) For the year ended December 31, 2025, charge relates to the Advanced Polymer Technologies reportable segment. For the year ended
December 31, 2024, charge relates to the Performance Chemicals reportable segment. Refer to Note 8 for more information.
(5) Charges represent costs incurred to complete and integrate acquisitions and other strategic investments, and include the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions, and certain legal and professional fees associated with the completion of acquisitions and strategic investments. For all years presented, the charges related to the Performance Chemicals reportable segment.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

	Years Ended December 31,
In millions	2025	2024	2023
Legal and professional service fees	$—	$0.3	$3.6
Acquisition-related costs	—	0.3	3.6
Inventory fair value step-up amortization (1)	—	—	0.9
Acquisition and other-related (income) costs, net	$—	$0.3	$4.5
_______________
(1) Fair value of finished goods inventories acquired included a step-up in the value of $1.8 million, of which $0.9 million was expensed during each of the years ended December 31, 2023 and 2022, respectively. The expense is included within "Cost of sales" on the consolidated statement of operations. Inventories are accounted for on a FIFO basis of accounting.
(6) We exclude gains and losses from sales of strategic investments from our segment results because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 5, under the section: Strategic Investments, for more information.

	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials	$17.1	$(0.1)	$(19.3)
Performance Chemicals	—	—	—
Advanced Polymer Technologies	2.5	2.2	—
(Gain) loss on sale of strategic investment	$19.6	$2.1	$(19.3)
(7) For the year ended December 31, 2025, charge relates to the Performance Chemicals reportable segment. Refer to Note 7 and Note 8 for more information.
(8) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(9) Charges represent professional service fees related to a review of the Company's portfolio.
(10) Our pension and postretirement settlement and curtailment charges (income) are related to the acceleration of prior service costs, as a result of a reduction in the number of participants within the Union Hourly defined benefit pension plan. These are excluded from our segment results because we consider these costs to be outside our operational performance. We continue to include the service cost, amortization of prior service cost, interest costs, expected return on plan assets, and amortized actual gains and losses in our segment EBITDA.

	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials	$—	$—	$—
Performance Chemicals	—	0.2	—
Advanced Polymer Technologies	—	—	—
Pension and postretirement settlement and curtailment (income) charges, net	$—	$0.2	$—
(11) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

	Years Ended December 31,
In millions	2025	2024	2023
Cost of sales	$7.7	$11.3	$16.8
Selling, general, and administrative expenses (1)	7.1	9.8	20.7
Other (income) expense, net	(0.3)	1.0	0.4
Indirect costs allocated to Divestiture	$14.5	$22.1	$37.9
_______________
(1) Excludes Corporate and other costs.
(12) Corporate and other costs is defined as costs associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a NYSE listed entity. Also includes corporate administrative function share of information technology, safety, health, accounting and human resource departments.

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Depreciation and amortization	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials	$43.5	$38.7	$38.3
Performance Chemicals	23.9	24.3	22.1
Advanced Polymer Technologies	33.6	30.8	31.3
Indirect costs allocated to Divestiture (1)	$4.2	$5.8	$5.7
Total depreciation and amortization	$105.2	$99.6	$97.4
_______________
(1) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

Capital expenditures	Years Ended December 31,
In millions	2025	2024	2023
Performance Materials	$32.4	$38.5	$36.4
Performance Chemicals	14.3	16.5	29.2
Advanced Polymer Technologies	10.7	16.2	23.8
Total capital expenditures	$57.4	$71.2	$89.4

Property, plant, and equipment, net	December 31,
In millions	2025	2024
North America (1)	$430.1	$466.3
Asia Pacific (1)	62.0	63.3
Europe, Middle East, and Africa (1)	115.8	113.2
South America	0.2	0.1
Property, plant, and equipment, net	$608.1	$642.9
_______________
(1) The countries with Property, plant, and equipment, net in excess of 10 percent of consolidated Property, plant, and equipment, net at December 31, 2025 and 2024 are the U.S., which totaled $430.1 million and $466.3 million, the U.K., which totaled $115.1 million and $112.5 million, and China, which totaled $61.7 million and $63.2 million, respectively.

Total assets	December 31,
In millions	2025	2024
Performance Materials	$822.7	$824.3
Performance Chemicals (1)	357.7	498.9
Advanced Polymer Technologies (2)	380.9	568.2
Total segment assets (3)	$1,561.3	$1,891.4
Corporate and other	54.4	63.0
Assets of discontinued operations	35.4	68.2
Total assets	$1,651.1	$2,022.6
_______________
(1) The decline in the Performance Chemicals reportable segment in 2025, as compared to 2024, was driven by the Performance Chemicals long-lived asset impairment charge. Refer to Note 7 and Note 8 for more information.
(2) The decline in the Advanced Polymer Technologies reportable segment in 2025, as compared to 2024, was driven by the Goodwill impairment charge. Refer to note 8 for more information.
(3) Segment assets exclude assets not specifically managed as part of one specific segment herein referred to as "Corporate and other."

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 19: Earnings (Loss) per Share

	Years Ended December 31,
In millions (except share (in thousands) and per share data)	2025	2024	2023
Net income (loss) from continuing operations	$(150.3)	$(121.4)	$105.8
Net income (loss) from discontinued operations	(16.8)	(308.9)	(111.2)
Net income (loss)	$(167.1)	$(430.3)	$(5.4)

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share from continuing operations	$(4.15)	$(3.34)	$2.90
Basic earnings (loss) per share from discontinued operations	(0.46)	(8.51)	(3.05)
Basic earnings (loss) per share (1)	$(4.61)	$(11.85)	$(0.15)

Diluted earnings (loss) per share from continuing operations	$(4.15)	$(3.34)	$2.88
Diluted earnings (loss) per share from discontinued operations	(0.46)	(8.51)	(3.03)
Diluted earnings (loss) per share (1)	$(4.61)	$(11.85)	$(0.15)

Shares
Weighted average number of shares of common stock outstanding - Basic	36,222	36,323	36,496
Weighted average additional shares assuming conversion of potential common shares (2)	—	—	210
Shares - diluted basis	36,222	36,323	36,706
_______________
(1) Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted average shares of common shares outstanding during each period, which includes the dilutive effect of outstanding equity awards.
(2) For the years ended December 31, 2025 and 2024, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss from continuing operations for the period.
The following average number of potential common shares were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Years Ended December 31,
In thousands	2025	2024	2023
Average number of potential common shares - antidilutive	654	444	361

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 20: Discontinued Operations
Industrial Specialties Divestiture
The Divestiture, as defined in Note 1, was completed on January 1, 2026. The Company has determined that the industrial specialties product line and CTO Refinery included within the Divestiture meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line and CTO Refinery, are presented as discontinued operations.
Furthermore, in connection with the Divestiture, Ingevity entered into a series of agreements, including, but not limited to, (a) a transition services agreement, pursuant to which Ingevity will provide certain transition services to Purchaser for up to a 12-month period following the closing to facilitate the transfer of purchased assets to Purchaser, (b) an intellectual property agreement, in perpetuity, pursuant to which Ingevity will assign and transfer certain intellectual property assets used in the Businesses (as defined in the Purchase Agreement) to Purchaser in connection with the Divestiture and receive a license back to continue to exclusively utilize specified intellectual property in certain of Ingevity's remaining businesses, (c) a restrictive covenant agreement, subjecting Ingevity to a non-solicitation and limited non-compete obligation for a period of four years following the closing, (d) a ground lease agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity will lease certain real property used in the operations of the Divestiture and grant certain easements and licenses granting Purchaser the right to use portions of Ingevity's manufacturing facilities located at 5598 Virginia Avenue, North Charleston, South Carolina 29406 (the "Plant") necessary for the operation of the Divestiture, (e) a reciprocal plant operating agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity and Purchaser will provide each other with certain services and other arrangements supporting the operations of the CTO Refinery and the Plant and (f) an environmental indemnity agreement, which will include mutual indemnification rights and obligations for each party with respect to certain pre- and post-closing environmental losses that may arise, as well as an indemnity for environmental losses that may be incurred by either party under certain agreements to be entered into between the parties in connection with the Transaction.
As a result of changes to the final Purchase Agreement, certain operating leases were subleased to the Purchaser and therefore removed from the Divestiture.
The results of our discontinued operations are summarized below:

	Years Ended December 31,
In millions	2025	2024	2023
Net sales	$121.6	$206.3	$476.6
Cost of sales	92.7	216.4	449.7
Gross profit	28.9	(10.1)	26.9
Selling, general, and administrative expenses	3.7	8.9	21.9
Research and technical expenses	2.8	3.6	6.4
Restructuring and other (income) charges, net	42.9	168.1	116.8
Goodwill impairment charge	—	42.5	—
Other (income) expense, net	(0.9)	161.9	21.9
Income (loss) from discontinued operations before income taxes	(19.6)	(395.1)	(140.1)
Provision (benefit) for income taxes on discontinued operations	(2.8)	(86.2)	(28.9)
Income (loss) from discontinued operations, net of income taxes	$(16.8)	$(308.9)	$(111.2)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

The following table presents the major classes of assets and liabilities which represent those related to our industrial specialties product line, classified as held for sale and presented as discontinued operations:

In millions	December 31, 2025	December 31, 2024
Assets
Accounts receivable, net	$6.5	$9.3
Inventories, net (1)	9.4	31.0
Prepaid and other current assets	—	6.2
Current assets of discontinued operations	$15.9	$46.5
Property, plant, and equipment, net	15.4	16.1
Operating lease assets, net	4.1	5.7
Noncurrent assets of discontinued operations	$19.5	$21.8
Total Assets of discontinued operations	$35.4	$68.3
Liabilities
Accrued payroll and employee benefits	$0.6	$0.4
Current operating lease liabilities	2.5	2.5
Current liabilities of discontinued operations	$3.1	$2.9
Noncurrent operating lease liabilities	0.7	3.2
Noncurrent liabilities of discontinued operations	$0.7	$3.2
Total Liabilities of discontinued operations	$3.8	$6.1
_______________
(1) Reported net of LIFO Reserve of $8.2 million and $46.3 million for the periods ending December 31, 2025 and December 31, 2024, respectively.
The cash flows related to the discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents significant cash flow and non-cash information for the Discontinued Operations:

	Years Ended December 31,
In millions	2025	2024
Cash provided by (used in) operating activities:
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	$1.2	$8.7
Restructuring and other (income) charges, net	42.9	168.1
CTO resales	—	52.7
LIFO charge (liquidation)	(16.8)	0.5
(Gain) loss on strategic investment	—	9.3
Goodwill impairment charge	—	42.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restructuring and other cash outflow, net	(37.8)	(49.8)
CTO resales cash inflow (outflow), net	6.2	(46.1)
Cash provided by (used in) investing activities:
Capital expenditures	$(0.3)	$(6.4)

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Note 21: Supplemental Information
The following tables include details of prepaid and other current assets, other assets, accrued expenses and other liabilities as presented on the consolidated balance sheets, as well as other (income) expense, net on the consolidated statement of operations:

Prepaid and other current assets:	December 31,
In millions	2025	2024
Income and value added tax receivables	$20.9	$22.1
Prepaid freight and supply agreements	1.5	2.1
Prepaid insurance	1.4	1.2
Non-trade receivables	2.8	2.4
Advances to suppliers	0.8	2.3
Prepaid software as a service	5.0	2.2
Contract asset (Note 4)	6.9	6.5
Restricted cash	0.5	0.4
Planned major maintenance activities	2.4	2.3
Currency exchange and natural gas contracts (Note 9)	0.5	0.6
Assets held for sale	—	3.7
Other	4.3	5.3
	$47.0	$51.1

Other assets:	December 31,
In millions	2025	2024
Deferred financing charges	$1.7	$2.8
Capitalized software, net	35.1	40.9
Land-use rights	4.3	4.2
Deferred software as a service	2.2	2.2
Deferred compensation plan assets (Note 5)	22.1	20.2
Interest rate swap contracts (Note 9)	—	0.6
Other	9.5	8.3
	$74.9	$79.2

Index
Ingevity Corporation
Notes to the Consolidated Financial Statements
December 31, 2025

Accrued expenses:	December 31,
In millions	2025	2024
Accrued interest	$8.0	$9.8
Accrued taxes	5.9	4.9
Accrued freight	0.8	1.2
Accrued rebates	13.2	13.7
Restructuring reserves (Note 15)	6.7	5.1
Accrued royalties and commissions	1.3	1.2
Currency exchange and natural gas contracts (Note 9)	1.0	0.2
Accrued energy	2.0	1.8
CTO resales (Note 2)	—	—
Asset retirement obligations (Note 2)	3.9	8.9
Litigation verdict accrual (Note 17)	95.4	—
Other	9.8	11.3
	$148.0	$58.1

Other liabilities:	December 31,
In millions	2025	2024
Deferred compensation arrangements (Note 5)	$15.9	$15.9
Pension & OPEB liabilities (Note 14)	6.7	8.2
Unrecognized tax benefits (Note 16)	2.2	2.4
Litigation verdict accrual (Note 17)	—	91.4
Asset retirement obligations (Note 2)	7.4	7.4
Other	8.3	5.3
	$40.5	$130.6

Other (income) expense, net:	Years Ended December 31,
In millions	2025	2024	2023
(Gain) loss on strategic investments (Note 5)	$19.6	$2.1	$(19.3)
Foreign currency transaction (gain)/loss	(0.6)	4.2	3.7
CEO severance charges	—	4.8	—
Portfolio realignment costs	3.1	—	—
Proxy Contest Charge	8.2	—	—
Other (income)/expense, net	(5.3)	(3.2)	(0.6)
	$25.0	$7.9	$(16.2)

INGEVITY CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2025, 2024, and 2023

		Provision/ (Benefit)
In millions	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Charged to Retained Earnings	Write-offs (1)	Balance, End of Year
December 31, 2025
Accounts receivable credit loss allowance (2)	$0.6	1.0	—	—	(0.1)	$1.5
Held-to-maturity debt securities credit loss allowance (3)	$0.2	—	—	—	—	$0.2
Deferred tax valuation allowance	$11.0	0.1	0.7	—	—	$11.8
December 31, 2024
Accounts receivable credit loss allowance (2)	$1.1	(0.2)	—	—	(0.3)	$0.6
Held-to-maturity debt securities credit loss allowance (3)	$0.2	—	—	—	—	$0.2
Deferred tax valuation allowance	$11.1	1.4	(1.5)	—	—	$11.0
December 31, 2023
Accounts receivable credit loss allowance (2)	$0.5	0.6	—	—	—	$1.1
Held-to-maturity debt securities credit loss allowance (3)	$0.6	(0.4)	—	—	—	$0.2
Deferred tax valuation allowance	$9.2	1.3	0.6	—	—	$11.1
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
As of December 31, 2025, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting, which is included within Part II. Item 8 of this Form 10-K and is incorporated by reference to this Item 9A.
Report of Independent Registered Public Accounting Firm
Refer to the Report of Independent Registered Public Accounting Firm, which is included within Part II. Item 8 of this Form 10-K and is incorporated by reference to this Item 9A.
ITEM 9B.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption "Proposal 1 - Election of Directors" in our Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with the Annual Meeting of Stockholders scheduled to be held on April 29, 2026 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Information about our Executive Officers" in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption "Board and Corporate Governance Matters - Committees of our Board of Directors - Audit Committee" in the Proxy Statement, information concerning delinquent Section 16(a) reports, appearing under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement, information concerning our Code of Conduct appearing under the caption "Board and Corporate Governance Matters - Code of Conduct" in the Proxy Statement, and information concerning our insider trading policy appearing under the caption "Compensation Discussion and Analysis - Other Compensation Policies and Practices - Insider Trading Policy," is incorporated herein by reference in response to this Item 10. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information contained in the Proxy Statement in the section titled "Compensation Discussion and Analysis," in the section titled "Director Compensation" and in the section titled "Policies and practices related to the timing of grants of certain equity awards" is incorporated herein by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in the section titled "Ownership of Equity Securities" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of Ingevity are authorized for issuance as of December 31, 2025. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (1)	Weighted- average exercise price of outstanding options and restricted stock awards (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C) (2)
Equity Compensation Plans approved by stockholders	1,284,018	$46.27	1,693,734
_______________
(1) Includes 329,983 stock options, 606,547 restricted stock units (RSUs) and 317,192 performance-based restricted stock units (PSUs) granted to employees and 30,296 director stock units (DSUs) to be issued to directors. In accordance with SEC rules, the number of shares to be issued for performance based stock unit awards has been calculated based on the assumption that the awards granted in 2025, 2024 and 2023 will pay out at the target (1.0x).
(2) Includes 309,997 shares available for future issuance as part of the 2023 Ingevity Corporation Employee Stock Purchase Plan.

Index

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in the Proxy Statement concerning our independent directors under the caption "Board and Corporate Governance Matters - Director Nominees and Selection - Director Independence" and the information contained in the Proxy Statement concerning related party transactions and our review, approval or ratification thereof appearing under the caption "Board and Corporate Governance Matters - Related Party Transactions" is incorporated herein by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement in the section titled "Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm" is incorporated herein by reference in response to this Item 14.

Index

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed with this Report
i.Consolidated Financial Statements of Ingevity Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
ii.The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2025, 2024, and 2023	112
All other schedules have been omitted because they are not required, not applicable or the information is otherwise included.
iii.Exhibits: See attached Index of Exhibits
(b)Exhibits

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

2.2	Asset Purchase Agreement, by and among Georgia-Pacific Chemicals, LLC, Georgia-Pacific LLC, Ingevity Arkansas, LLC, and Ingevity Corporation, dated as of August 22, 2017 (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

2.3	First Amendment to Asset Purchase Agreement among Ingevity Corporation, Ingevity Arkansas, LLC, Georgia-Pacific Chemicals LLC and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

2.4	Agreement for the Sale and Purchase of Perstorp UK Ltd., dated as of December 10, 2018, by and amount Perstorp AB and Ingevity Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on December 10, 2018).

2.5†	Equity Purchase Agreement, dated July 31, 2022, by and among Ingevity Corporation, Ozark Holdings, Inc., Ozark Materials, LLC and Ozark Logistics, LLC (incorporated by reference to Exhibit 2.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

2.6†	Asset Purchase Agreement, dated September 3, 2025, by and between Ingevity Corporation and Mainstream Pine Products, LLC (incorporated by reference to Exhibit 2.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 4, 2025)

2.7†	First Amendment to Asset Purchase Agreement, dated January 1, 2025, by and between Ingevity Corporation and Mainstream Pine Products, LLC (incorporated by reference to Exhibit 2.2 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 1, 2026)

3.1	Ingevity Corporation Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 2, 2024).

3.2
Ingevity Corporation Third Amended and Restated Bylaws, effective July 25, 2022 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 27, 2022).

Index

Exhibit No.	Exhibit Description

3.3	Ingevity Corporation Fourth Amended and Restated Bylaws, effective October 22, 2024 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 25, 2024).

4.1
Indenture, dated as of October 28, 2020, among Ingevity Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 3.875% Senior Notes Due 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2020).

4.2	Description of Registrant's Securities.*

10.1	Employee Matters Agreement between Ingevity Corporation and WestRock Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.2	Covington Plant Services Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.3	Covington Plant Ground Lease Agreement between Ingevity Virginia Corporation and WestRock Virginia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.4	Crude Tall Oil and Black Liquor Soap Skimmings Agreement by and between Ingevity Corporation, WestRock Shared Services, LLC and WestRock MWV, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

10.5	Amendment No. 1 dated March 1, 2017, to Crude Tall Oil and Black Liquor Soap Skimming Agreement by and between WestRock Shared Services, LLC, WestRock MWV, LLC, on behalf of the affiliates of WestRock Company, and Ingevity Corporation. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2017).

10.6†	Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement, dated as of March 20, 2023, by and among Ingevity Corporation, WestRock Shared Services, LLC, and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

10.7†	Amendment No. 1 to that certain Amended and Restated Crude Tall Oil and Black Liquor Soap Skimmings Agreement dated as of March 20, 2023, dated as of November 1, 2023 by and among Ingevity Corporation, WestRock Shared Services, LLC, and WestRock MWV, LLC, on behalf of the affiliates of WestRock Company (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 1, 2023).

10.8	Credit Agreement, dated as of March 7, 2016, among Ingevity Corporation, as U.S. borrower, the lenders from time to time party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on March 7, 2016).

10.9	Incremental Facility Agreement and Amendment No. 1, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 21, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed August 22, 2017).

Index

Exhibit No.	Exhibit Description
10.10	Incremental Facility Agreement and Amendment No. 2, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, dated as of August 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 9, 2018).

10.11	Amendment No. 3, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.12	Incremental Facility Agreement and Amendment No. 4, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-37586) filed March 7, 2019).

10.13
Incremental Facility Agreement and Amendment No. 5, by and among Ingevity Corporation, Ingevity Holdings SPRL, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as successor administrative agent and Wells Fargo Bank, N.A., as resigning administrative agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 28, 2020).

10.14	Amendment and Restatement Agreement, dated as of June 23, 2022, among Ingevity Corporation, Ingevity Holdings SRL, Ingevity UK Ltd, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2022).

10.15	Intellectual Property Agreement by and between WestRock Company and Ingevity Corporation (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 16, 2016).

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

10.18	Trust Agreement, between Ingevity Corporation, The Bank of New York Mellon Trust Company, N.A. and WestRock Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 11, 2016).

10.19a+	Form of Option Award Term under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13a to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19b+†	Form of Performance-based Restricted Stock Unit Terms under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13b to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19c+	Form of Replacement Cash Awards under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13c to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19d+	Form of Restricted Stock Unit Terms (three year vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13d to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

Index

Exhibit No.	Exhibit Description
10.19e+	Form of Restricted Stock Unit Terms (cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13e to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19f+	Form of Restricted Stock Unit Terms (D. Michael Wilson) under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.13f to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016).

10.19g+	Non-Employee Director Terms and Conditions for Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14g to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.19h+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Restricted Stock Units under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14h to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.19i+	Non-Employee Director Terms and Conditions for Deferred Stock Units in lieu of Annual Cash Retainer under the Ingevity Corporation 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14i to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.20+	Ingevity Corporation Deferred Compensation Plan, effective January 1, 2016. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.21+	Ingevity Corporation Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016).

10.22+	Restated Ingevity Corporation Non-Employee Director Compensation Policy, effective April 24, 2019 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 2, 2019).

10.23+†
Severance and Change of Control Agreement between Ingevity Corporation and John C. Fortson dated August 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 24, 2020).

10.24+†
Severance and Change of Control Agreement between Ingevity Corporation and S. Edward Woodcock, Jr. dated March 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 7, 2017).

10.25+	Severance and Change of Control Agreement between Ingevity Corporation and Michael P. Smith dated March 1, 2017 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 26, 2020).

10.26+†
Severance and Change of Control Agreement between Ingevity Corporation and Stacy Cozad dated January 8, 2021 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2021).

10.27	Crude Tall Oil Supply Agreement between Ingevity Corporation and Georgia-Pacific LLC, dated as of March 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 8, 2018).

10.28†
Amendment to the Crude Tall Oil Supply Agreement, dated as of May 1, 2020, by and between Ingevity Corporation and Georgia-Pacific LLC (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2021).

10.29†	Second Amendment to Crude Tall Oil Supply Agreement, dated March 21, 2023, by and among Georgia-Pacific LLC, on behalf of itself and its subsidiaries, GP Pine Chemicals LLC and Ingevity Corporation (incorporated by reference to Exhibit 10.2 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2023).

Index

Exhibit No.	Exhibit Description
10.30+†
Severance and Change of Control Agreement between Ingevity Corporation and Mary Dean Hall dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 24, 2021).

10.31+
2017 Ingevity Corporation Employee Stock Purchase Plan Effective July 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

10.32+†
Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated December 15, 2021 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.33+†
Severance and Change of Control Agreement between Ingevity Corporation and Rich A. White Jr. dated December 14, 2021 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.34+	Offer Letter between John C. Fortson and Ingevity Corporation dated August 21, 2020 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.35+	Offer Letter between Mary Dean Hall and Ingevity Corporation dated March 17, 2021 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.36+	Offer Letter between Stacy L. Cozad and Ingevity Corporation dated January 5, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.37+	Offer Letter between Rich A. White Jr. and Ingevity Corporation dated December 2, 2021 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.38+	Offer Letter between Steven P. Hulme and Ingevity Corporation dated December 2, 2021 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.39+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.S. Employees (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.40+	Form of Option Award under the Ingevity Corporation 2016 Omnibus Incentive Plan - U.K. Employees (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.41+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.42+†	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.43+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

Index

Exhibit No.	Exhibit Description
10.44+	Form of Restricted Stock Unit Award (three-year ratable vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.45+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.46+	Form of Restricted Stock Unit Award (three-year cliff vesting) under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.47+†	Form of Performance-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – International Employees (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.48+
Form of Service-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – International Employees (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.49+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and John C. Fortson dated February 17, 2022 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.50+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Mary Dean Hall dated February 14, 2022 (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.51+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Stacy L. Cozad dated February 17, 2022 (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.52+†	Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Richard A. White Jr. dated February 14, 2022 (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.53+†
Amended and Restated Severance and Change of Control Agreement between Ingevity Corporation and Steven P. Hulme dated February 21, 2022 (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2022).

10.54	Consulting Agreement between Ingevity Corporation and Michael P. Smith dated February 23, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities Commission on February 23, 2022).

10.55+	Special Cash Award Agreement between Ingevity Corporation and Steven P. Hulme dated July 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities Commission on May 5, 2022).

10.56+	Offer Letter between Ingevity Corporation and Christine Stunyo dated April 27, 2022 (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

Index

Exhibit No.	Exhibit Description
10.57+†	Severance and Change of Control Agreement between Ingevity Corporation and Christine Stunyo dated May 1, 2022 (incorporated by reference to Exhibit 10.2 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

10.58+†	Severance and Change of Control Agreement between Ingevity Corporation and Erik Ripple dated February 14, 2022 (incorporated by reference to Exhibit 10.3 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2022).

10.59†	Transaction Support Agreement, dated July 31, 2022, by and among Ingevity Corporation, William H. Carr, Jerry N. Carr, Leon M. Gross, III, Ozark Holdings, Inc. and each of the other entities that are signatories thereto (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 2, 2022).

10.60+†	Separation and Severance Agreement, dated as of February 27, 2023 between Ingevity Corporation and Erik Ripple (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2023).

10.61+	Amended and Restated 2017 Ingevity Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 4, 2023).

10.62+†	Performance Chemicals Transformation Restricted Stock Unit Award dated effective as of May 1, 2023 between Ingevity Corporation and Richard A. White (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 3, 2023).

10.63†	Confidential Termination Agreement and Release, dated as of July 1, 2024, by and between GP Pine Chemicals, LLC and Ingevity Corporation (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 8, 2024).

10.64+	Transition Agreement dated as of June 26, 2024 between Ingevity Corporation and Stacy L. Cozad (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 1, 2024).

10.65+	Offer Letter between Ingevity Corporation and Terry Dyer dated July 3, 2024 (incorporated by reference to Exhibit 10.3 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 1, 2024).

10.66+	Severance and Change of Control Agreement between Ingevity Corporation and Terry Dyer dated July 3, 2024 (incorporated by reference to Exhibit 10.4 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 1, 2024).

10.67+	Offer Letter between Ingevity Corporation and Ryan C. Fisher dated July 3, 2024 (incorporated by reference to Exhibit 10.5 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 1, 2024).

10.68+	Severance and Change of Control Agreement between Ingevity Corporation and Ryan C. Fisher dated July 3, 2024 (incorporated by reference to Exhibit 10.6 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 1, 2024).

10.69+†	Form of 2024 Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.S. Employees (incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2024).

10.70+†	Form of 2024 Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – U.K. Employees (incorporated by reference to Exhibit 10.2 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2024).

Index

Exhibit No.	Exhibit Description

10.71+	Form of Service-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – 2024 Executive Team (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).*

10.72+	Notice of Service-Based Cash Award to Mary Dean Hall dated October 1, 2024 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.73+	Notice of Service-Based Cash Award to S. Edward Woodcock dated October 1, 2024 (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.74+	Notice of Service-Based Cash Award to Ryan C. Fisher dated October 1, 2024 (incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.75+	Notice of Service-Based Cash Award to Terry Dyer dated October 1, 2024(incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.76+	Notice of Service-Based Cash Award to Richard A. White dated January 1, 2025(incorporated by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.77+	Form of Service-Based Cash Award under the Ingevity Corporation 2016 Omnibus Incentive Plan – 2025 Executive Team (incorporated by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025)

10.78+	Offer Letter between Ingevity Corporation and Luis Fernandez-Moreno dated October 2, 2024 (incorporated by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.79+	Notice of Restricted Stock Unit Award to Luis Fernandez-Moreno dated October 2, 2024 (incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.80+	Service-Based Interim CEO Restricted Stock Unit Award Terms and Conditions (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

10.81+	Offer Letter dated as of March 7, 2025, by and between Ingevity Corporation and David H. Li incorporated by reference to Exhibit 10.1 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 6, 2025).

10.82+	Severance and Change of Control Agreement dated as of March 7, 2025, by and between Ingevity Corporation and David H. Li (incorporated by reference to Exhibit 10.2 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 6, 2025).

10.83+	Service Agreement dated as of March 7, 2025, by and between Ingevity UK Limited and Michael Shukov incorporated by reference to Exhibit 10.3 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 6, 2025).

10.84	Cooperation Agreement, dated as of March 30, 2025, by and among Ingevity Corporation, Vision One Fund, LP, and the other persons party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 31, 2025).

10.85+	Ingevity Corporation 2025 Omnibus Incentive Plan.*

Index

Exhibit No.	Exhibit Description
10.86+	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - U.S. Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.3 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.87+	Form of Performance-Based Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - U.K. Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.4 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.88+	Form of Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - U.S. Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.5 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.89+	Form of Restricted Stock Unit Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - U.K. Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.6 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.90+	Form of Performance-Based Cash Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - International Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.7 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.91+	Form of Service-Based Cash Award under the Ingevity Corporation 2025 Omnibus Incentive Plan - International Employees adopted on April 29, 2025 (incorporated by reference to Exhibit 10.8 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.92+	First Amendment to the Amended and Restated 2017 Ingevity Corporation Employee Stock Purchase Plan, effective as of June 1, 2025 (incorporated by reference to Exhibit 10.9 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.93+	Separation Agreement dated as of July 1, 2025 by and between Ingevity Corporation and S. Edward Woodcock (incorporated by reference to Exhibit 10.10 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 5, 2025).

10.94+	Amended and Restated Ingevity Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to Ingevity Corporation's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on November 6, 2025).

10.95+	Offer Letter dated as of October 3, 2025, by and between Ingevity Corporation and Ruth Castillo.*

10.96+†	Severance and Change of Control Agreement dated as of October 6, 2025, by and between Ingevity Corporation and Ruth Castillo.*

10.97+	Offer Letter dated as of December 6, 2025, by and between Ingevity Corporation and Phillip J. Platt.*

10.98+†	Severance and Change of Control Agreement dated as of August 8, 2024, by and between Ingevity Corporation and Phillip J. Platt.*

10.99+	Offer Letter dated as of December 8, 2025, by and between Ingevity Corporation and Clarence Reid Clontz, Jr.*

10.100+†	Severance and Change of Control Agreement dated as of December 8, 2025, by and between Ingevity Corporation and Clarence Reid Clontz, Jr.*

19.1	Securities and Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 19, 2025).

Index

Exhibit No.	Exhibit Description

21.1	Ingevity Corporation List of Significant Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Financial Officer.*

32.1	Section 1350 Certification of the Company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

32.2	Section 1350 Certification of the Company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.*

97.1+	Senior Executive Recoupment Policy (incorporated by reference to Exhibit 97.1 to Ingevity Corporation's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 22, 2024).

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
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
Date: February 26, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David H. Li David H. Li	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ Mary Dean Hall Mary Dean Hall	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026

/s/ Phillip J. Platt Phillip J. Platt	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/s/ Jean S. Blackwell Jean S. Blackwell	Director	February 26, 2026

/s/ Luis Fernandez-Moreno Luis Fernandez-Moreno	Director	February 26, 2026

/s/ Diane H. Gulyas Diane H. Gulyas	Director	February 26, 2026

/s/ Bruce D. Hoechner Bruce D. Hoechner	Director	February 26, 2026

/s/ Frederick J. Lynch Frederick J. Lynch	Director	February 26, 2026

/s/ Karen G. Narwold Karen G. Narwold	Director	February 26, 2026

/s/ Daniel F. Sansone Daniel F. Sansone	Director	February 26, 2026

/s/ F. David Segal F. David Segal	Director	February 26, 2026

/s/ J. Kevin Willis J. Kevin Willis	Director	February 26, 2026

/s/ Benjamin G. Wright Benjamin G. Wright	Director	February 26, 2026