Form 10-Q
period 2026-03-31
Ingevity Corp
filed 2026-05-07
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 34,771,690 shares of common stock, $0.01 par value, outstanding at May 1, 2026.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share data	2026	2025
Net sales	$258.0	$247.9
Cost of sales	141.6	136.0
Gross profit	116.4	111.9
Selling, general, and administrative expenses	40.7	41.9
Research and technical expenses	6.7	7.0
Restructuring and other (income) charges, net	0.5	1.9
Other (income) expense, net	22.4	4.1
Interest expense, net	15.9	19.4
Income (loss) from continuing operations before income taxes	30.2	37.6
Provision (benefit) for income taxes on continuing operations	6.8	8.5
Net income (loss) from continuing operations	23.4	29.1
Income (loss) from discontinued operations, net of income taxes	36.4	(8.6)
Net income (loss)	$59.8	$20.5

Per share data
Basic earnings (loss) per share from continuing operations	$0.66	$0.80
Basic earnings (loss) per share from discontinued operations	1.04	(0.24)
Basic earnings (loss) per share	$1.70	$0.56

Diluted earnings (loss) per share from continuing operations	$0.65	$0.79
Diluted earnings (loss) per share from discontinued operations	1.01	(0.23)
Diluted earnings (loss) per share	$1.66	$0.56

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Net income (loss)	$59.8	$20.5
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	(2.7)	17.2
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	(2.7)	17.2
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of $0.1 and zero	0.4	0.1
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $0.1 and $0.1	0.2	0.1
Total derivative instruments, net of tax provision (benefit) of $0.2 and $0.1	0.6	0.2
Other comprehensive income (loss), net of tax provision (benefit) of $0.2 and $0.1	(2.1)	17.4
Comprehensive income (loss)	$57.7	$37.9

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except share and par value data	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$95.4	$78.1
Accounts receivable, net of allowance of $1.4 - 2026 and $1.5 - 2025	151.2	127.2
Inventories, net	203.6	186.0
Restricted investment, net of allowance of $0.2 - 2026	85.1	—
Prepaid and other current assets	46.5	47.0
Current assets of discontinued operations	—	15.9
Current assets	581.8	454.2
Property, plant, and equipment, net	599.8	608.1
Operating lease assets, net	36.6	29.5
Goodwill	4.3	4.3
Other intangibles, net	168.0	176.1
Deferred income taxes	100.7	117.0
Restricted investment, net of allowance of $0.2 - 2025	—	84.4
Strategic investments	82.9	83.1
Other assets	76.1	74.9
Noncurrent assets of discontinued operations	—	19.5
Total Assets	$1,650.2	$1,651.1
Liabilities
Accounts payable	$85.0	$92.0
Accrued expenses	165.0	148.0
Accrued payroll and employee benefits	20.3	34.6
Current operating lease liabilities	13.3	11.8
Notes payable and current maturities of long-term debt	121.9	47.1
Income taxes payable	3.9	4.7
Current liabilities of discontinued operations	—	3.1
Current liabilities	409.4	341.3
Long-term debt including finance lease obligations	1,082.4	1,161.4
Noncurrent operating lease liabilities	27.1	22.4
Deferred income taxes	53.3	55.1
Other liabilities	39.1	40.5
Noncurrent liabilities of discontinued operations	—	0.7
Total Liabilities	1,611.3	1,621.4
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2026 and 2025, respectively)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 44,121,781 and 43,891,710 issued and 34,887,099 and 35,485,876 outstanding at 2026 and 2025, respectively)	0.4	0.4
Additional paid-in capital	203.4	195.7
Retained earnings	464.7	404.9
Accumulated other comprehensive income (loss)	(1.6)	0.5
Treasury stock, common stock, at cost (9,234,682 shares - 2026 and 8,405,834 shares - 2025)	(628.0)	(571.8)
Total Equity	38.9	29.7
Total Liabilities and Equity	$1,650.2	$1,651.1
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2026 (1)	2025 (1)
Cash provided by (used in) operating activities:
Net income (loss)	$59.8	$20.5
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	22.7	24.9
Non-cash operating lease costs	2.8	4.3
Deferred income taxes	15.5	(0.9)
Restructuring and other (income) charges, net	8.3	12.3
LIFO charge (liquidation)	0.6	(0.1)
Share-based compensation	4.8	4.1
Impairment of license agreement	2.8	—
(Gain) loss on sale of business	(55.6)	—
Litigation charges	16.2	—
Other non-cash items	2.6	0.1
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable, net	(24.2)	(21.3)
Inventories, net	(24.5)	(13.1)
Prepaid and other current assets	(2.2)	0.2
Accounts payable	(11.6)	8.0
Accrued expenses	4.4	1.6
Accrued payroll and employee benefits	(14.2)	(9.1)
Income taxes	1.3	3.1
Restructuring and other cash outflow, net	(8.6)	(11.6)
Operating leases	(4.1)	(5.3)
CTO resales cash inflow (outflow), net	—	6.2
Changes in other operating assets and liabilities, net	1.2	1.5
Net cash provided by (used in) operating activities	$(2.0)	$25.4
Cash provided by (used in) investing activities:
Capital expenditures	$(10.3)	$(10.0)
Proceeds from sale of business	93.1	—
Restricted investment	24.7	—
Proceeds from disposition of assets	—	3.6
Other investing activities, net	(1.2)	(5.1)
Net cash provided by (used in) investing activities	$106.3	$(11.5)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$713.8	$92.3
Payments on revolving credit facility and other borrowings	(718.0)	(100.3)
Debt issuance costs	(4.0)	—
Finance lease obligations, net	(0.3)	(0.4)
Tax payments related to withholdings on vested equity awards	(4.3)	(2.6)
Proceeds and withholdings from share-based compensation plans, net	3.3	—
Repurchases of common stock under stock repurchase plan	(52.3)	—
Net cash provided by (used in) financing activities	$(61.8)	$(11.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	42.5	2.9
Effect of exchange rate changes on cash	0.2	1.4
Change in cash, cash equivalents, and restricted cash	42.7	4.3
Cash, cash equivalents, and restricted cash at beginning of period	112.6	86.6
Cash, cash equivalents, and restricted cash at end of period(2)	$155.3	$90.9
(1)	The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
(2)
Includes restricted cash of $59.9 million and $19.4 million and cash and cash equivalents of $95.4 million and $71.5 million at March 31, 2026 and 2025, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$11.1	$14.6
Cash paid for income taxes, net of refunds	2.5	4.4
Purchases of property, plant, and equipment in accounts payable	1.8	2.9
Leased assets obtained in exchange for new operating lease liabilities	5.8	—
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
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
Unless otherwise indicated, the information in the notes to the Condensed Consolidated Financial Statements refers only to our continuing operations and does not include discussion of balances or activity of the Divestiture. See Note 16 for more information.
Basis of Consolidation and Presentation
These unaudited Condensed Consolidated Financial Statements reflect the consolidated operations of the company and have been prepared in accordance with United States Securities and Exchange Commission ("SEC") interim reporting requirements. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for full financial statements and should be read in conjunction with the Annual Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023, collectively referred to as the "Annual Consolidated Financial Statements," included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

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
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment and product line.

	Three Months Ended March 31,
In millions	2026	2025
Performance Materials segment	$155.4	$146.8
Pavement Technologies product line	49.7	49.4
Road Markings product line	8.6	9.5
Performance Chemicals segment	$58.3	$58.9
Advanced Polymer Technologies segment	44.3	42.2
Net sales	$258.0	$247.9
The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended March 31,
In millions	2026	2025
North America (1)	$129.2	$128.2
Asia Pacific (1)	72.6	68.7
Europe, Middle East, and Africa	44.1	41.2
South America	12.1	9.8
Net sales	$258.0	$247.9
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the three months ended March 31, 2026 and March 31, 2025, are the U.S., which totaled $112.8 million and $112.0 million, respectively, and China, which totaled $33.1 million and $34.7 million, respectively.
Contract Balances
The contract assets primarily relate to our rights to consideration for products produced but not billed at the reporting date. The contract assets are recognized as accounts receivable when we have an enforceable right to payment for performance completed to date and the customer has been billed. Contract liabilities represent obligations to transfer goods to a customer for which we have received consideration from our customer. For all periods presented, we had no contract liabilities.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	March 31,
In millions	2026	2025
Beginning balance	$6.9	$6.5
Contract asset additions	2.0	1.9
Reclassification to accounts receivable, billed to customers	(0.7)	(1.1)
Ending balance (1)	$8.2	$7.3
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
March 31, 2026
Assets:
Deferred compensation plan investments (4)	$3.9	$—	$—	$3.9
Total assets	$3.9	$—	$—	$3.9
Liabilities:
Deferred compensation arrangement (4)	$14.2	$—	$—	$14.2
Total liabilities	$14.2	$—	$—	$14.2

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2025
Assets:
Deferred compensation plan investments (4)	$3.9	$—	$—	$3.9
Total assets	$3.9	$—	$—	$3.9
Liabilities:
Deferred compensation arrangement (4)	$15.9	$—	$—	$15.9
Total liabilities	$15.9	$—	$—	$15.9
_______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $17.9 million and $18.2 million at March 31, 2026 and December 31, 2025, respectively.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements on the condensed consolidated balance sheets during the period ended March 31, 2026.
During the year ended December 31, 2025, we measured our Advanced Polymer Technologies reporting units' goodwill and our Performance Chemicals road markings long-lived assets at fair value in connection with impairment testing. These measurements are Level 3 and were determined using both the income approach and market approach for Goodwill and both quoted market prices in active markets and a discounted value of estimated future cash flows for our long-lived assets. For additional information refer to the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.
Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $2.9 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively. During the fourth quarter of 2025, we sold a strategic equity method investment for $6.8 million, resulting in a $7.1 million loss, recorded within "Other (income) expense, net" on the consolidated statement of operations. We recognized an additional $0.1 million gain associated with an equity method investment sale during the year ended December 31, 2025. There were no adjustments to the carrying value of equity method investments for impairment for the period ended March 31, 2026.
As of March 31, 2026, we had approximately $3.5 million of unfunded commitments associated with a venture capital fund investment accounted for under the equity method of accounting.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $80.0 million and $80.0 million at March 31, 2026 and December 31, 2025, respectively. For the year ended December 31, 2025, the Company identified triggering events indicating that investments being accounted for under the measurement alternative may be impaired, and recognized impairment charges of $11.9 million, recorded in "Other (income) expense, net" on the consolidated statement of operations.
There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the period ended March 31, 2026.
Restricted Investment
Our restricted investment is a trust managed in order to secure repayment of the finance lease obligation associated with the Performance Materials' Wickliffe, Kentucky manufacturing plant at maturity. The trust, presented as Restricted investment on our condensed consolidated balance sheets, originally purchased long-term bonds that mature through 2026. The principal received at maturity of the bonds, along with interest income that is reinvested in the trust, is expected to be equal to or more than the $80.0 million finance lease obligation that is due in 2027. Because the provisions of the trust provide us the ability, and it is our intent, to hold the investments to maturity, the investments held by the trust are accounted for as held to maturity ("HTM"); therefore, they are held at their amortized cost. The investments held by the trust earn interest at the stated coupon rate of the invested bonds. Interest earned on the investments held by the trust is recognized and presented as interest income on our condensed consolidated statements of operations. As interest from the bonds is received and as bonds mature, any proceeds not reinvested are held in highly liquid securities and treated as restricted cash.
At March 31, 2026 and December 31, 2025, the carrying value of our restricted investment was $85.1 million and $84.4 million, net of an allowance for credit losses of $0.2 million and $0.2 million, and included restricted cash of $59.4 million and $34.0 million, respectively. The fair value at March 31, 2026 and December 31, 2025 was $84.7 million and $84.0 million, respectively, based on Level 1 inputs. As a result of the obligation being due in January 2027, we have reclassified the full amount of the restricted investment to "Current assets" on the condensed consolidated balance sheet at March 31, 2026.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
March 31, 2026	$2.8	—	13.1	—	10.0	$25.9
December 31, 2025	$13.2	10.5	13.1	3.8	10.0	$50.6
Debt and Finance Lease Obligations

In millions	March 31, 2026	December 31, 2025
Variable interest rate debt (1)	$358.6	$362.8
Fixed rate debt (2)	750.0	750.0
Finance lease obligations (3)	98.5	98.8
Total debt including finance lease obligations	$1,207.1	$1,211.6
_______________
(1) For both periods presented, the carrying value of our variable interest rate debt, including the impact of a $200.0 million floating-to-fixed interest rate swap, and excluding debt issuance fees is considered a reasonable estimate of the fair value.
(2) For both periods presented, the carrying value of our fixed interest rate debt included the impact of a $200.0 million floating-to-fixed interest rate swap. As of March 31, 2026 and December 31, 2025, the fair value of our fixed rate debt was $728.6 million and $735.7 million, respectively, based on Level 2 inputs.
(3) At March 31, 2026 and December 31, 2025, the fair value of our $80.0 million finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site was $81.2 million and $81.4 million, respectively, based on Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
Note 5: Inventories, net

In millions	March 31, 2026	December 31, 2025
Raw materials	$41.3	$45.7
Production materials, stores, and supplies	28.3	27.5
Finished and in-process goods	178.0	141.6
Subtotal	$247.6	$214.8
Less: LIFO reserve	(44.0)	(28.8)
Inventories, net	$203.6	$186.0

Note 6: Property, Plant, and Equipment, net

In millions	March 31, 2026	December 31, 2025
Machinery and equipment	$1,315.5	$1,307.3
Buildings and leasehold improvements	214.8	212.5
Land and land improvements	25.4	24.5
Construction in progress	26.1	31.0
Total cost	$1,581.8	$1,575.3
Less: accumulated depreciation	(982.0)	(967.2)
Property, plant, and equipment, net	$599.8	$608.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Performance Chemicals	Advanced Polymer Technologies	Total
Balance as of December 31, 2025 (1)	$4.3	$—	$—	$4.3
Balance as of March 31, 2026	$4.3	$—	$—	$4.3
_______________
(1) Includes accumulated impairment losses of $306.6 million and $183.8 million related to the Performance Chemicals and Advanced Polymer Technologies reportable segments, respectively.
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2026.
Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2025 (2)	$193.9	$82.2	$69.8	$345.9
Foreign currency translation	(3.1)	(1.2)	(1.2)	(5.5)
March 31, 2026	$190.8	$81.0	$68.6	$340.4
Accumulated Amortization
December 31, 2025 (2)	$(88.5)	$(37.7)	$(43.6)	$(169.8)
Amortization	(2.5)	(1.1)	(1.3)	(4.9)
Foreign currency translation	1.2	0.4	0.7	2.3
March 31, 2026	$(89.8)	$(38.4)	$(44.2)	$(172.4)
Other intangibles, net	$101.0	$42.6	$24.4	$168.0
_______________
(1) Represents trademarks, trade names, and know-how.
(2) Includes accumulated impairment loss of $84.1 million related to the Long lived asset impairment charge.
Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	March 31, 2026	December 31, 2025
Performance Materials	$—	$—
Performance Chemicals	8.2	8.5
Advanced Polymer Technologies	159.8	167.6
Other intangibles, net	$168.0	$176.1
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended March 31,
In millions	2026	2025
Selling, general, and administrative expenses	$4.9	$7.5
Total amortization expense	$4.9	$7.5
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $14.7 million for the remainder of 2026, 2027 - $19.6 million, 2028 - $19.6 million, 2029 - $19.6 million, and 2030 - $19.6 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of March 31, 2026, there were $2.5 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of zero and zero at March 31, 2026 and December 31, 2025, respectively.
Commodity Price Risk Management
As of March 31, 2026, we had 0.9 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of March 31, 2026, open natural gas derivative contracts hedge a portion of forecasted transactions until December 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.5) million and $(0.5) million as of March 31, 2026 and December 31, 2025, respectively.
Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 3.66 percent as of March 31, 2026, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.1) million and $(0.4) million at March 31, 2026 and December 31, 2025, respectively.
Effect of Cash Flow Hedge Accounting on AOCI

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended March 31,
	2026	2025	2026	2025
Cash flow hedging derivatives
Currency exchange contracts	$—	$(0.1)	$—	$—	Net sales
Natural gas contracts	0.2	1.0	(0.3)	(0.2)	Cost of sales
Interest rate swap contracts	0.3	(0.8)	—	—	Interest expense, net
Total	$0.5	$0.1	$(0.3)	$(0.2)
Within the next twelve months, we expect to reclassify $0.2 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of March 31, 2026, or December 31, 2025.

	March 31, 2026
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.5	$—	$0.5
Currency exchange contracts (5)	—	0.5	—	0.5
Interest rate swap contracts (6)	—	0.1	—	0.1
Total liabilities	$—	$1.1	$—	$1.1

	December 31, 2025
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.5	$—	$0.5
Currency exchange contracts (5)	—	0.5	—	0.5
Interest rate swap contracts (6)	—	0.4	—	0.4
Total liabilities	$—	$1.4	$—	$1.4
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	March 31, 2026	December 31, 2025
Revolving Credit Facility and other lines of credit (1)(2)	$518.0	$517.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	98.5	98.8
Accounts receivable securitization (4)	38.7	43.9
Other notes payable	1.9	1.9
Total debt including finance lease obligations	$1,207.1	$1,211.6
Less: debt issuance costs	2.8	3.1
Total debt including finance lease obligations, net of debt issuance costs	$1,204.3	$1,208.5
Less: debt maturing within one year (5)	121.9	47.1
Long-term debt including finance lease obligations	$1,082.4	$1,161.4
_______________
(1) Letters of credit outstanding under the revolving credit facility were $9.0 million and $9.0 million and available funds under the facility were $223.0 million and $474.0 million at March 31, 2026 and December 31, 2025, respectively.
(2) The weighted interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 4.98 percent and 6.40 percent for the period ended March 31, 2026 and December 31, 2025, respectively.
(3) As of March 31, 2026 and December 31, 2025, $80.0 million of the finance lease obligations upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investment on the condensed consolidated balance sheets in the amount of $85.1 million and $84.4 million as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The weighted interest rate associated with our accounts receivable securitization program was 5.20 percent and 5.51 percent for the period ended March 31, 2026 and December 31, 2025, respectively.
(5) Debt maturing within one year, inclusive of the finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site, is included in "Notes payable and current maturities of long-term debt" on the condensed consolidated balance sheets. Refer to Note 4, under the section: Restricted Investment, for more information.
Revolving Credit Facility
On March 26, 2026, we entered into a Second Amendment and Restatement Agreement (the "Amendment"), which amends and restates our existing credit agreement, dated as of June 23, 2022.
Among other things, the Amendment decreased the aggregate amount of the commitments thereunder from $1 billion to $750 million, and extended the maturity date of our revolving credit facility by five years to March 31, 2031, however, if more than $250 million principal amount of the Company’s senior unsecured notes due 2028 remain outstanding on the date that is 91 days prior to their stated maturity, the maturity of the revolving credit facility will automatically accelerate to such earlier date. Borrowings under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) the applicable term benchmark rate, subject to a 0.00% floor, or (b) a base rate, in each case, plus an applicable margin of 1.00% to 1.75% for term benchmark loans and 0.00% to 0.75% for base rate loans. The Amendment contains certain customary affirmative and negative covenants, representations and warranties and events of default (subject in certain cases to customary grace and cure periods).
Fees of $4.0 million were incurred to secure the Amendment. These fees have been deferred and will be amortized over the term of the facility.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries' ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of March 31, 2026.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended March 31, 2026 was 2.5, and our actual interest coverage for the four consecutive quarters ended March 31, 2026 was 6.2. We were in compliance with all covenants under the credit agreement at March 31, 2026.
Note 10: Equity

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2025	43,892	$0.4	$195.7	$404.9	$0.5	$(571.8)	$29.7
Net income (loss)	—	—	—	59.8	—	—	59.8
Other comprehensive income (loss)	—	—	—	—	(2.1)	—	(2.1)
Common stock issued	171	—	—	—	—	—	—
Exercise of stock options, net	59	—	3.3	—	—	—	3.3
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.3)	(4.3)
Share repurchase program	—	—	—	—	—	(52.3)	(52.3)
Share-based compensation plans	—	—	4.4	—	—	0.4	4.8
Balance at March 31, 2026	44,122	$0.4	$203.4	$464.7	$(1.6)	$(628.0)	$38.9

	Common Stock
In millions, shares in thousands	Shares	Amount	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
Balance at December 31, 2024	43,630	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	20.5	—	—	20.5
Other comprehensive income (loss)	—	—	—	—	17.4	—	17.4
Common stock issued	155	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.1	—	—	—	4.1
Balance at March 31, 2025	43,785	$0.4	$180.9	$592.5	$(24.0)	$(515.2)	$234.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2026	2025
Foreign currency translation
Beginning balance	$(1.9)	$(44.4)
Gains (losses) on foreign currency translation	(2.7)	17.2
Less: tax provision (benefit)	—	—
Net gains (losses) on foreign currency translation	(2.7)	17.2
Other comprehensive income (loss), net of tax	(2.7)	17.2
Ending balance	$(4.6)	$(27.2)

Derivative instruments
Beginning balance	$(1.0)	$0.5
Gains (losses) on derivative instruments	0.5	0.1
Less: tax provision (benefit)	0.1	—
Net gains (losses) on derivative instruments	0.4	0.1
(Gains) losses reclassified to net income	0.3	0.2
Less: tax (provision) benefit	0.1	0.1
Net (gains) losses reclassified to net income	0.2	0.1
Other comprehensive income (loss), net of tax	0.6	0.2
Ending balance	$(0.4)	$0.7

Pension and other postretirement benefits
Beginning balance	$3.4	$2.5
Other comprehensive income (loss), net of tax	—	—
Ending balance	$3.4	$2.5

Total AOCI ending balance at March 31	$(1.6)	$(24.0)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended March 31,
In millions	2026	2025
Derivative instruments
Natural gas contracts (1)	$(0.3)	$(0.2)
Total before tax	(0.3)	(0.2)
(Provision) benefit for income taxes	0.1	0.1
Amount included in net income (loss)	$(0.2)	$(0.1)
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
March 31, 2026
(Unaudited)

factors, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended March 31, 2026, we repurchased $52.3 million, inclusive of $0.4 million in excise tax, in common stock, representing 774,189 shares of our common stock at a weighted average cost per share of $67.10. At March 31, 2026, $245.6 million remained unused under the 2022 Authorization.
During the three months ended March 31, 2025, we repurchased no common stock.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended March 31,
In millions	2026	2025
Restructuring charges	$0.5	$1.9
Other (income) charges, net	—	—
Total Restructuring and other (income) charges, net	$0.5	$1.9
Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges	Total
Performance Chemicals repositioning (2)	$—	$0.4	$0.4	$0.8
Other	(0.3)	—	—	(0.3)
Three Months Ended March 31, 2026	$(0.3)	$0.4	$0.4	$0.5
Performance Chemicals repositioning	$—	$0.7	$—	$0.7
Other	0.8	0.3	0.1	1.2
Three Months Ended March 31, 2025	$0.8	$1.0	$0.1	$1.9
_______________
(1) Primarily represents costs associated with plant and equipment decommissioning charges and other miscellaneous exit costs.
(2) The Performance Chemicals repositioning began in 2023 and resulted in the completion of the sale of the industrial specialties product line on January 1, 2026. Refer to Note 16 for more information.
Restructuring and Other (Income) Charges, net Reserves
The following table, inclusive of continuing and discontinued operations shows a roll forward of restructuring reserves that will result in cash spending, the majority of which relate to the Performance Chemicals repositioning.

	Balance at	Change in	Cash		Balance at
In millions	12/31/2025 (1)	Reserve (2)	Payments	Other (3)	3/31/2026 (1)
Severance and other employee-related costs	$1.8	3.9	(5.3)	—	$0.4
Other charges (income)	4.9	2.2	(3.3)	—	3.8
Restructuring	6.7	6.1	(8.6)	—	4.2
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$6.7	6.1	(8.6)	—	$4.2
_______________
(1) Included in "Accrued expenses" on the condensed consolidated balance sheets.
(2) Includes severance and other employee-related costs, exited leases, and other miscellaneous exit costs. Any asset write-downs including accelerated depreciation and impairment charges are not included in the above table.
(3) Primarily foreign currency translation adjustments.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	22.5%	22.6%
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
The below table provides a reconciliation between our reported effective tax rates and the EAETR of our continuing operations.

	Three Months Ended March 31,
	2026			2025
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Continuing operations	$30.2	$6.8	22.5%	$37.6	$8.5	22.6%
Discrete items:
Restructuring and other (income) charges, net (1)	0.5	0.1		1.9	0.5
Litigation charge (2)	16.2	3.8		—	—
Impairment of license agreement (3)	2.8	0.7		—	—
Portfolio realignment costs (3)	2.6	0.6		—	—
Proxy contest charges (3)	—	—		7.9	1.8
Other tax only discrete items	—	1.6		—	(0.4)
Total discrete items	22.1	6.8		9.8	1.9
Continuing operations, before discrete items	$52.3	$13.6		$47.4	$10.4
EAETR (4)			26.0%			21.9%
_______________
(1) See Note 11 for further information.
(2) See Note 13 for further information.
(3) See Note 14 for further information.
(4) Increase in EAETR for the three months ended March 31, 2026, as compared to March 31, 2025, is primarily driven by impacts in the U.S. Changes to the foreign-derived intangible income deduction, now referred to as the foreign-derived deduction-eligible income ("FDDEI"), as a result of the 2025 One Big Beautiful Bill Act ("OBBB"), provided a decrease in the EAETR in 2026. This decrease was more than offset by unfavorable increases in the Internal Revenue Code (IRC) Section 162M limitation against officers compensation, additional disallowances of meals and entertainment expenses, as well as a base erosion anti-abuse tax (BEAT) minimum tax inclusion in 2026, increasing the EAETR in 2026.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

At March 31, 2026 and December 31, 2025, we had deferred tax assets of $12.4 million and $11.8 million, respectively, resulting from certain historical net operating losses from our Brazil and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of March 31, 2026, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.
As a result of the OBBB signed into law in 2025, significant modifications to U.S. international tax framework became effective in 2026. Based on the analysis performed by the Company, the OBBB will have an impact on the FDDEI deduction. The changes in deduction rate, base calculation, and expense allocation rules for FDDEI are driving a benefit to our effective tax rate, which is partially offset by the increase in the BEAT minimum tax rate, as well as increased disallowances associated with meals and entertainment expenses.
During 2025, we determined that the earnings of our China subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded deferred tax expense of $0.7 million relating to China withholding taxes for the three months ended March 31, 2026. With the exception of China and Belgium, the Company does not currently expect to repatriate cash earnings from our foreign operations to fund U.S. operations.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two's intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ended March 31, 2026.
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
On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury's verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF's motion for pre-judgment interest on its tortious interference claim as well as our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF indicated it would seek attorneys' fees and costs in amounts that they would allege and have to demonstrate at a future date.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we decided to no longer pursue any further appeals. On March 13, 2026, we entered into an agreement with BASF, providing for the payment of: (1) the judgment, plus post-judgment interest, in the amount of $97.0 million and (2) $16.2 million to resolve BASF's claim for attorneys' fees and costs, and made such payments on April 1, 2026. The Delaware Proceeding, including all appeals and counterclaims, is now complete.
The full amount of the settlement of $113.2 million is accrued in "Accrued expenses" on the condensed consolidated balance sheet as of March 31, 2026 and the $16.2 million charge taken during the quarter was included within "Other (income) expense, net" on the condensed consolidated statements of operations for the quarter ended March 31, 2026.
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
Corporate and other
Effective in the fourth quarter of 2025, Corporate and other costs have been excluded from segment EBITDA. These costs are recorded within "Selling, general, and administrative expenses" on our Condensed Consolidated Statements of Operations and are associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a NYSE listed entity. Additionally, these costs are managed at a corporate level and not directly attributable to our reportable segments. Reporting these costs separately will provide greater transparency into our segment results and cost structure. We have recast the data below to reflect the changes in our reportable segments to conform to the current year presentation.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Segment EBITDA (1)(2)
Performance Materials	$92.0	$83.5
Performance Chemicals	0.6	5.8
Advanced Polymer Technologies	7.6	13.6
Total Segment EBITDA (1)(2)	$100.2	$102.9
Interest expense, net	(15.9)	(19.4)
(Provision) benefit for income taxes on continuing operations	(6.8)	(8.5)
Depreciation and amortization	(22.7)	(24.5)
Restructuring and other income (charges), net (3)	(0.5)	(1.9)
Impairment of license agreement (4)	(2.8)	—
Proxy contest charges (5)	—	(7.9)
Portfolio realignment costs (6)	(3.2)	—
Litigation charge (7)	(16.2)	—
Corporate and other (8)	(8.7)	(8.4)
Indirect costs allocated to Divestiture (9)	—	(3.2)
Net income (loss) from continuing operations	$23.4	$29.1
_______________
(1) Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, litigation charge, indirect costs allocated to Divestiture, and Corporate and other costs.
(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Three Months Ended March 31,
	2026			2025
In millions	PM	PC	APT	PM	PC	APT
Net sales (i)	$155.4	$58.3	$44.3	$146.8	$58.9	$42.2
Less:
Cost of sales (ii)	49.6	45.2	31.7	54.4	41.4	23.6
Selling, general, and administrative expenses (ii) (iii) (iv)	13.6	12.9	4.9	12.0	12.4	4.8
Other (income) expense, net (v)	0.2	(0.4)	0.1	(3.1)	(0.7)	0.2
Segment EBITDA	$92.0	$0.6	$7.6	$83.5	$5.8	$13.6
_______________
(i) Relates to external customers only. Refer to Note 3 for a reconciliation to consolidated Net sales.
(ii) Excludes Depreciation and amortization.
(iii) Includes Research and technical expenses.
(iv) Excludes Corporate and other costs.
(v) We have excluded the following items from Other (income) expense, net: gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, litigation charge, depreciation, and amortization.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

(3) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended March 31,
In millions	2026	2025
Performance Materials	$0.5	$—
Performance Chemicals	1.1	0.6
Advanced Polymer Technologies	(1.1)	0.6
Indirect costs allocated to Divestiture	—	0.7
Restructuring and other (income) charges, net	$0.5	$1.9
(4) Charge represents an impairment of a license agreement within the Performance Materials reportable segment.
(5) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(6) Charges represent professional service fees related to a review of the company's portfolio.
(7) Charges represent litigation charge related to the BASF verdict. Refer to Note 13 for more information.
(8) Corporate and other costs is defined as costs associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a NYSE listed entity. Also includes corporate administrative function share of information technology, safety, health, accounting and human resource departments.
(9) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

	Three Months Ended March 31,
In millions	2026	2025
Cost of sales	$—	$2.5
Selling, general, and administrative expenses	—	0.7
Indirect costs allocated to Divestiture	$—	$3.2

Depreciation and amortization	Three Months Ended March 31,
In millions	2026	2025
Performance Materials	$10.9	$9.9
Performance Chemicals	3.5	5.9
Advanced Polymer Technologies	8.3	7.7
Indirect costs allocated to Divestiture (1)	—	1.0
Total depreciation and amortization	$22.7	$24.5
_______________
(1) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

Capital expenditures	Three Months Ended March 31,
In millions	2026	2025
Performance Materials	$5.6	$5.1
Performance Chemicals	4.0	1.2
Advanced Polymer Technologies	0.7	3.7
Total capital expenditures	$10.3	$10.0

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Total assets
In millions	March 31, 2026	December 31, 2025
Performance Materials	$864.7	$822.7
Performance Chemicals	381.9	357.7
Advanced Polymer Technologies	351.1	380.9
Total segment assets	$1,597.7	$1,561.3
Corporate and other (1)	52.5	54.4
Assets of discontinued operations	—	35.4
Total assets	$1,650.2	$1,651.1
_______________
(1) Assets not specifically managed as part of one specific segment are referred to as "Corporate and other."
Note 15: Earnings (Loss) per Share

	Three Months Ended March 31,
In millions (except share and per share data)	2026	2025
Net income (loss) from continuing operations	$23.4	$29.1
Net income (loss) from discontinued operations	36.4	(8.6)
Net income (loss)	$59.8	$20.5

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share from continuing operations	$0.66	$0.80
Basic earnings (loss) per share from discontinued operations	1.04	(0.24)
Basic earnings (loss) per share (1)	$1.70	$0.56

Diluted earnings (loss) per share from continuing operations	$0.65	$0.79
Diluted earnings (loss) per share from discontinued operations	1.01	(0.23)
Diluted earnings (loss) per share (1)	$1.66	$0.56

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	35,257	36,382
Weighted average additional shares assuming conversion of potential common shares	762	281
Shares - diluted basis	36,019	36,663
_______________
(1) Earnings per share amounts shown for three months ended March 31, 2026 and March 31, 2025, may not precisely recalculate due to rounding.
The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
In thousands	2026	2025
Average number of potential common shares - antidilutive	169	275

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 16: Discontinued Operations
Industrial Specialties Divestiture
The Divestiture, as defined in Note 1, was completed on January 1, 2026. We received all-cash proceeds of $93.1 million, inclusive of traditional working capital adjustments, and recorded a gain of $55.6 million within "(Gain) loss on sale of business" within discontinued operations.
During the third quarter of 2025, the Company determined that the industrial specialties product line and CTO Refinery included within the Divestiture meet the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line and CTO Refinery, are presented as discontinued operations.
Furthermore, in connection with the Divestiture, Ingevity entered into a series of agreements, including, but not limited to, (a) a transition services agreement, pursuant to which Ingevity provides certain transition services to Purchaser for up to a 12-month period following the closing to facilitate the transfer of purchased assets to Purchaser, (b) an intellectual property agreement, in perpetuity, pursuant to which Ingevity assigned and transferred certain intellectual property assets used in the Businesses (as defined in the Purchase Agreement) to Purchaser in connection with the Divestiture and received a license back to continue to exclusively utilize specified intellectual property in certain of Ingevity's remaining businesses, (c) a restrictive covenant agreement, subjecting Ingevity to a non-solicitation and limited non-compete obligation for a period of four years following the closing, (d) a ground lease agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity leases certain real property used in the operations of the Divestiture and grants certain easements and licenses granting Purchaser the right to use portions of Ingevity's manufacturing facilities located at 5598 Virginia Avenue, North Charleston, South Carolina 29406 (the "Plant") necessary for the operation of the Divestiture, (e) a reciprocal plant operating agreement, with an initial term of 20 years and up to eight successive renewal terms of 10 years each, pursuant to which Ingevity and Purchaser provide each other with certain services and other arrangements supporting the operations of the CTO Refinery and the Plant and (f) an environmental indemnity agreement, which includes mutual indemnification rights and obligations for each party with respect to certain pre- and post-closing environmental losses that may arise, as well as an indemnity for environmental losses that may be incurred by either party under certain agreements between the parties in connection with the Divestiture.
The results of our discontinued operations are summarized below:

	Three Months Ended March 31,
In millions	2026	2025
Net sales	$—	$36.1
Cost of sales	—	34.6
Gross profit	—	1.5
Selling, general, and administrative expenses	—	1.2
Research and technical expenses	—	0.7
Restructuring and other (income) charges, net	7.8	10.4
(Gain) loss on sale of business (1)	(55.6)	—
Other (income) expense, net	—	—
Income (loss) from discontinued operations before income taxes	47.8	(10.8)
Provision (benefit) for income taxes on discontinued operations	11.4	(2.2)
Income (loss) from discontinued operations, net of income taxes	$36.4	$(8.6)
_______________
(1) The gain of $55.6 million is inclusive of $5.9 million of customary purchase price adjustments, including a $4.7 million LIFO reserve adjustment, reflecting the impact of removing the divested industrial specialties product line inventory from the Company's LIFO pool.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

The following table presents the major classes of assets and liabilities which represent those related to our industrial specialties product line, classified as held for sale and presented as discontinued operations:

In millions	March 31, 2026	December 31, 2025
Assets	(Unaudited)	(Unaudited)
Accounts receivable, net	$—	$6.5
Inventories, net (1)	—	9.4
Current assets of discontinued operations	$—	$15.9
Property, plant, and equipment, net	—	15.4
Operating lease assets, net	—	4.1
Noncurrent assets of discontinued operations	$—	$19.5
Total Assets of discontinued operations	$—	$35.4
Liabilities
Accrued payroll and employee benefits	$—	$0.6
Current operating lease liabilities	—	2.5
Current liabilities of discontinued operations	$—	$3.1
Noncurrent operating lease liabilities	—	0.7
Noncurrent liabilities of discontinued operations	$—	$0.7
Total Liabilities of discontinued operations	$—	$3.8
_______________
(1) Reported net of LIFO Reserve of zero and $8.2 million for the periods ending March 31, 2026 and December 31, 2025, respectively.
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents significant cash flow and non-cash information for the Discontinued Operations:

	Three Months Ended March 31,
In millions	2026	2025
Cash provided by (used in) operating activities:
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	$—	$0.4
Restructuring and other (income) charges, net	7.8	10.4
LIFO charge (liquidation)	—	(2.1)
(Gain) loss on sale of business	(55.6)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restructuring and other cash outflow, net	(8.5)	(10.5)
CTO resales cash inflow (outflow), net	—	6.2
Cash provided by (used in) investing activities:
Capital expenditures	$—	$—

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited)

Note 17: Subsequent Events
Performance Chemicals' Road Markings Product Line Disposition
On April 15, 2026, we completed the sale of our Performance Chemicals' road markings product line to PPG Industries Inc. for $65 million, subject to customary adjustments for working capital, indebtedness and transaction expenses (the "Disposition").
The Disposition does not meet the accounting criteria to be classified as assets held for sale as of March 31, 2026, nor does the transaction represent a strategic shift in the Company's future operations and financial results requiring presentation as a discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's discussion and analysis of Ingevity Corporation's ("Ingevity," "the company," "we," "us," or "our") financial condition and results of operations ("MD&A") is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity's consolidated financial statements as of and for the year ended December 31, 2025, filed on February 26, 2026, with the Securities and Exchange Commission ("SEC") as part of the company's Annual Reporting on Form 10-K ("2025 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
All references to notes (herein referred to as "Note") in this section refer to the notes accompanying the Condensed Consolidated Financial Statements included in Item 1 within this Form 10-Q.
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report on Form 10-Q involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Cautionary Statements About Forward-Looking Statements" below and at the beginning of our 2025 Annual Report.
Unless otherwise indicated, the information in MD&A refers only to our continuing operations. See Note 1 and 16 for more information.
Cautionary Statements Regarding Forward-Looking Statements
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 that reflect our current expectations, beliefs, plans or forecasts with respect to, among other things, future events and financial performance. Forward-looking statements are often characterized by words or phrases such as "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "outlook," "project," "intend," "plan," "believe," "target," "prospects," "potential," and "forecast," and other words, terms and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A. Risk Factors of our 2025 Annual Report, as well as in our unaudited Condensed Consolidated Financial Statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to the following:
•our review of strategic alternatives for the Advanced Polymer Technologies ("APT") segment may not result in a transaction;
•any transaction we enter into, including the sale of our road markings product line and our North Charleston crude tall oil ("CTO") refinery assets and the majority of the Performance Chemicals industrial specialties product line, may not yield the expected results or benefits;
•if the review of strategic alternatives for APT results in a transaction, we may be adversely impacted if we are unable to adjust our costs and operating structure to reflect the requirements of the business after giving effect to such transaction;
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

On September 15, 2021, a jury in the Delaware Proceeding issued a verdict in favor of BASF on the BASF Counterclaims and awarded BASF damages of approximately $28.3 million, which trebled under U.S. antitrust law to approximately $85.0 million. On May 18, 2023, the court in the Delaware Proceeding entered judgment on the jury's verdict, which commenced the post-trial briefing stage. On February 13, 2024, the court in the Delaware Proceeding denied BASF's motion for pre-judgment interest on its tortious interference claim as well as our motion seeking judgment as a matter of law, or a new trial in the alternative. In addition, BASF indicated it would seek attorneys' fees and costs in amounts that they would allege and have to demonstrate at a future date.
On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we decided to no longer pursue any further appeals. On March 13, 2026, we entered into an agreement with BASF, providing for the payment of: (1) the judgment, plus post-judgment interest, in the amount of $97.0 million and (2) $16.2 million to resolve BASF's claim for attorneys' fees and costs, and made such payments on April 1, 2026. The Delaware Proceeding, including all appeals and counterclaims, is now complete.
The full amount of the settlement of $113.2 million is accrued in "Accrued expenses" on the condensed consolidated balance sheet as of March 31, 2026 and the $16.2 million charge taken during the quarter was included within "Other (income) expense, net" on the condensed consolidated statements of operations for the quarter ended March 31, 2026.
Road Markings Product Line Disposition
On April 15, 2026, we completed the sale of our road markings product line to PPG Industries Inc. for $65 million, subject to customary adjustments for working capital, indebtedness and transaction expenses (the "Disposition").
The Disposition does not meet the accounting criteria to be classified as assets held for sale as of March 31, 2026, nor does the transaction represent a strategic shift in the Company's future operations and financial results requiring presentation as a discontinued operation.
Revolving Credit Facility
On March 26, 2026, we entered into a Second Amendment and Restatement Agreement (the "Amendment"), which amends and restates our existing credit agreement, dated as of June 23, 2022.
Among other things, the Amendment decreased the aggregate amount of the commitments thereunder from $1 billion to $750 million, and extended the maturity date of our revolving credit facility by five years to March 31, 2031, however, if more than $250 million principal amount of the Company’s senior unsecured notes due 2028 remain outstanding on the date that is 91 days prior to their stated maturity, the maturity of the revolving credit facility will automatically accelerate to such earlier date. Borrowings under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) the applicable term benchmark rate, subject to a 0.00% floor, or (b) a base rate, in each case, plus an applicable margin of 1.00% to 1.75% for term benchmark loans and 0.00% to 0.75% for base rate loans. The Amendment contains certain customary affirmative and negative covenants, representations and warranties and events of default (subject in certain cases to customary grace and cure periods).
Fees of $4.0 million were incurred to secure the Amendment. These fees have been deferred and will be amortized over the term of the facility.
Performance Chemicals Repositioning and Industrial Specialties Divestiture
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
We received all-cash proceeds of $93.1 million, inclusive of traditional working capital adjustments, and recorded a gain of $55.6 million within "(Gain) loss on sale of business" within discontinued operations. See Note 16 for more information.

Results of Operations

	Three Months Ended March 31,
In millions	2026	2025
Net sales	$258.0	$247.9
Cost of sales	141.6	136.0
Gross profit	116.4	111.9
Selling, general, and administrative expenses	40.7	41.9
Research and technical expenses	6.7	7.0
Restructuring and other (income) charges, net	0.5	1.9
Other (income) expense, net	22.4	4.1
Interest expense, net	15.9	19.4
Income (loss) from continuing operations before income taxes	30.2	37.6
Provision (benefit) for income taxes on continuing operations	6.8	8.5
Net income (loss) from continuing operations	23.4	29.1
Income (loss) from discontinued operations, net of income taxes	36.4	(8.6)
Net income (loss)	$59.8	$20.5
Q1 2026 Performance Summary
Net sales increased four percent from the prior year driven by price increases in the Performance Materials reportable segment and pavement technologies product line and favorable foreign exchange.
Net sales
The table below shows the 2026 Net sales and variances from 2025:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2026 vs. 2025	$247.9	0.4	6.5	3.2	$258.0
Three Months Ended March 31, 2026 vs 2025
The Net sales increase of $10.1 million in 2026 was driven by favorable pricing and sales mix of $6.5 million (three percent), favorable foreign currency exchange of $3.2 million (one percent), and a volume increase of $0.4 million (zero percent).
Gross Profit
Three Months Ended March 31, 2026 vs. 2025
Gross profit increase of $4.5 million in 2026 was driven by favorable pricing and sales mix of $6.5 million, favorable sales volume of $2.2 million, and LIFO impacts of $0.7 million. This increase was partially offset by increased manufacturing costs of $4.7 million, and unfavorable foreign currency exchange of $0.2 million.
Selling, general and administrative expenses
Three Months Ended March 31, 2026 vs. 2025
SG&A was $40.7 million (16 percent of Net sales) and $41.9 million (17 percent of Net sales) for the three months ended March 31, 2026 and 2025, respectively. Overall, SG&A decreased by $1.2 million (three percent), driven by decreased intangible amortization expense of $2.3 million, and decreased spending on commercial activities of $0.4 million, partially offset by increased variable incentive compensation of $1.5 million.

Research and technical expenses
Three Months Ended March 31, 2026 vs. 2025
Research and technical expenses as a percentage of Net sales was 2.6 percent and 2.8 percent for the three months ended March 31, 2026 and 2025, respectively. Research and technical expenses as a percentage of Net sales decreased due to higher sales. Overall, Research and technical expenses decreased by $0.3 million, compared to the prior year, primarily driven by a decrease within our Performance Materials reportable segment.
Restructuring and other (income) charges, net
Three Months Ended March 31, 2026 vs. 2025

	Three Months Ended March 31,
In millions	2026	2025
Work force reductions and other	$(0.3)	$1.2
Performance Chemicals repositioning	0.8	0.7
Restructuring charges	$0.5	$1.9
Other (income) charges, net	$—	$—
Restructuring and other (income) charges, net (1)	$0.5	$1.9
_______________
(1) See Note 11 for more information.
Other (income) expense, net
Three Months Ended March 31, 2026 vs. 2025

	Three Months Ended March 31,
In millions	2026	2025
Foreign currency transaction (gain) loss	$—	$(1.4)
Litigation charge (1)	16.2	—
Impairment of license agreement (2)	2.8	—
Proxy contest charges (2)	—	7.9
Portfolio realignment costs (2)	3.2	—
Other (income) expense, net	0.2	(2.4)
Total Other (income) expense, net	$22.4	$4.1
_______________
(1) See Note 13 for more information.
(2) See Note 14 for more information.

Interest expense, net
Three Months Ended March 31, 2026 vs. 2025

	Three Months Ended March 31,
In millions	2026	2025
Accounts receivable securitization (1)	$0.5	$0.7
Finance lease obligations (1)	1.8	1.8
Interest rate swap (2)	0.1	(0.2)
Litigation related interest expense (3)	1.9	1.3
Revolving Credit Facility and other lines of credit (1)	7.2	11.4
Senior notes (1)	5.6	5.6
Other interest (income) expense, net	(1.2)	(1.2)
Total Interest expense, net	$15.9	$19.4
_______________
(1) See Note 9 for more information.
(2) See Note 8 for more information.
(3) See Note 13 for more information.
Provision (benefit) for income taxes on continuing operations
Three Months Ended March 31, 2026 vs. 2025
For the three months ended March 31, 2026 and 2025, our effective tax rate was 22.5 percent and 22.6 percent, respectively. Excluding discrete items, the effective rate was 26.0 percent compared to 21.9 percent in the three months ended March 31, 2026 and 2025, respectively. See Note 12 for more information.
Income (loss) from discontinued operations, net of income taxes
Three Months Ended March 31, 2026 vs. 2025
Income (loss) from discontinued operations, net of income taxes was $36.4 million and $(8.6) million for the three months ended March 31, 2026 and 2025, respectively. Increase was driven by the gain on sale. See Note 16 for more information.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Performance Chemicals and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our reportable segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, goodwill impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, litigation charge, indirect costs allocated to Divestiture, and Corporate and other costs.
In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2025 Annual Report.

Performance Materials
Q1 2026 Performance Summary
Performance Materials Net sales increased six percent compared to the prior year quarter driven by annual pricing actions and a favorable mix as a shift in consumer preferences from battery electric vehicles to hybrids continued. Segment EBITDA was up 10 percent to $92.0 million driven by improved price and mix, higher volume, and higher plant utilization in the quarter to build inventory ahead of planned outages in the second quarter, which more than offset higher SG&A and other expenses. Segment EBITDA margin improved 230 basis point to 59.2% compared to 56.9% in the prior year.

In millions	Three Months Ended March 31,
	2026	2025
Total Performance Materials - Net sales	$155.4	$146.8
Segment EBITDA	$92.0	$83.5
Net Sales Comparison of Three Months Ended March 31, 2026 and March 31, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2026 vs. 2025	$146.8	2.8	5.2	0.6	$155.4
Three Months Ended March 31, 2026 vs. 2025
Segment net sales. The increase of $8.6 million in 2026 was driven by favorable pricing and sales mix of $5.2 million (four percent), volume growth of $2.8 million (two percent), and favorable foreign currency exchange of $0.6 million (zero percent).
Segment EBITDA. The increase of $8.5 million in 2026 was driven by decreased manufacturing costs of $5.3 million, favorable pricing and sales mix of $5.2 million, and volume growth of $2.9 million. The increase was partially offset by unfavorable foreign currency exchange and other charges of $3.3 million, and increased SG&A and research and technical expenses of $1.6 million.

Performance Chemicals
Q1 2026 Performance Summary
Performance Chemicals Net sales, which include the road markings product line divested on April 15, 2026, were $58.3 million, similar to the prior year. Pavement Technologies sales were flat, as improvements in price and mix were offset by lower volumes. Sales in Road Markings declined 10 percent, driven by continued competitive pressure impacting volumes, while pricing remained stable. Segment EBITDA of $0.6 million declined $5.2 million from the prior year driven primarily by lower plant utilization in Road Markings compared to the first quarter of 2025. Segment EBITDA margin was 1.0% compared to 9.8% in the prior year.

	Three Months Ended March 31,
In millions	2026	2025
Total Performance Chemicals - Net sales	$58.3	$58.9
Pavement Technologies product line	49.7	49.4
Road Markings product line	8.6	9.5
Segment EBITDA	$0.6	$5.8
Net Sales Comparison of Three Months Ended March 31, 2026 and March 31, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2026 vs. 2025	$58.9	(2.9)	1.8	0.5	$58.3
Pavement Technologies product line	49.4	(2.0)	1.8	0.5	49.7
Road Markings product line	9.5	(0.9)	—	—	8.6
Three Months Ended March 31, 2026 vs. 2025
Segment net sales. The decrease of $0.6 million in 2026 was driven by a volume decline of $2.9 million (five percent), as a result of a decrease in pavement technologies ($2.0 million) and road markings ($0.9 million), partially offset by favorable pricing and sales mix of $1.8 million (three percent), driven by pavement technologies ($1.8 million), and favorable foreign currency exchange of $0.5 million (one percent).
Segment EBITDA. The decrease of $5.2 million in 2026 was driven by increased manufacturing costs of $5.4 million, a volume decline of $0.9 million, increased SG&A expenses of $0.4 million, and unfavorable foreign currency exchange and other charges of $0.3 million. The decrease was partially offset by favorable pricing and sales mix of $1.8 million.

Advanced Polymer Technologies
Q1 2026 Performance Summary
Advanced Polymer Technologies Net sales of $44.3 million increased five percent as favorable foreign exchange and higher volume more than offset decline in price due to unfavorable mix. Segment EBITDA for the quarter was $7.6 million compared to $13.6 million in the prior year due primarily to an inventory build in the first quarter of 2025, in anticipation of a material planned outage in the second quarter of 2025. Segment EBITDA margin was 17.2% compared to 32.2% in the prior year.

In millions	Three Months Ended March 31,
	2026	2025
Total Advanced Polymer Technologies - Net sales	$44.3	$42.2
Segment EBITDA	$7.6	$13.6
Net Sales Comparison of Three Months Ended March 31, 2026 and March 31, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended March 31, 2026 vs. 2025	$42.2	0.5	(0.5)	2.1	$44.3
Three Months Ended March 31, 2026 vs. 2025
Segment net sales. The increase of $2.1 million in 2026 was driven by favorable foreign currency exchange of $2.1 million (five percent), volume growth of $0.5 million (one percent), partially offset by unfavorable pricing and sales mix of $0.5 million (one percent).
Segment EBITDA. The decrease of $6.0 million in 2026 was driven by increased manufacturing costs of $6.0 million, unfavorable pricing and sales mix of $0.5 million, and unfavorable foreign currency exchange and other charges of $0.2 million. The decrease was partially offset by lower SG&A of $0.5 million, and volume growth of $0.2 million.

Use of Non-GAAP Financial Measures - Adjusted EBITDA from continuing operations
Ingevity has presented the financial measure, Adjusted EBITDA from continuing operations, defined below, which has not been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and has provided a reconciliation to net income, the most directly comparable financial measure calculated in accordance with GAAP. This measure is not meant to be considered in isolation nor as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. Adjusted EBITDA from continuing operations is utilized by management as a measure of profitability.
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
Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, acquisition and other-related (income) costs, litigation charge, (gain) loss on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation is set forth within this section.

Reconciliation of Net Income (Loss) from Continuing Operations (GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP)
	Three Months Ended March 31,
In millions	2026	2025
Net income (loss) from continuing operations (GAAP)	$23.4	$29.1
Interest expense, net	15.9	19.4
Provision (benefit) for income taxes on continuing operations	6.8	8.5
Depreciation and amortization (1)	22.7	24.5
Restructuring and other (income) charges, net (2)	0.5	1.9
Litigation charge (3)	16.2	—
Impairment of license agreement (1)	2.8	—
Proxy contest charges (4)	—	7.9
Portfolio realignment costs (5)	3.2	—
Adjusted EBITDA from continuing operations (Non-GAAP)	$91.5	$91.3
_______________
(1) Refer to Note 14 for more information.
(2) We regularly perform strategic reviews and assess the return on our operations, which sometimes results in a plan to restructure the business. These costs are excluded from our reportable segment results and for the purposes of calculating our non-GAAP financial performance measures. Refer to Note 11 for more information.
(3) Refer to Note 13 for more information.
(4) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(5) Charges represent professional service fees related to a review of the company's portfolio.

Adjusted EBITDA from continuing operations
Three Months Ended March 31, 2026 vs. 2025
Adjusted EBITDA from continuing operations is the sum of the EBITDA of all reportable segments, less the indirect costs allocated to Divestiture, and Corporate and other costs, and as such, the factors that impacted adjusted EBITDA from continuing operations period to period are the same factors that affected earnings discussed in the Results of Operations and Segment Operating Results sections included within this MD&A.
Current Full Year Company Outlook vs. Prior Year
We are reaffirming our previously disclosed outlook, excluding the contributions from the divested road markings product line beginning April 15, 2026. Our outlook includes a full year of operating results for the Advanced Polymer Technologies reportable segment. Our outlook excludes the divested industrial specialties product line, as the sale closed on January 1, 2026.
Net sales are expected to be between $1.05 billion and $1.15 billion for 2026. We expect Net sales in our Performance Materials reportable segment to grow low-single digits as increased pricing on select products partially offsets forecasted decline in global automotive production for ICE powertrains compared to the prior year. We expect Net sales in our Performance Chemicals reportable segment, excluding the divested road markings product line beginning April 15, 2026, to grow mid-single digits through continued adoption of our warm mix asphalt products. For our Advanced Polymer Technologies reportable segment, we expect Net sales to grow low-single digits, reflecting a mild recovery in industrial end markets.
Adjusted EBITDA is expected to be between $370 million and $395 million for 2026. We expect our Performance Materials reportable segment to maintain segment EBITDA margins consistent with 2025, as revenue growth is partially offset by selective growth opportunities. In our Performance Chemicals reportable segment, we expect segment EBITDA margins in the high-teens. The segment is expected to benefit from revenue growth but will be burdened by indirect costs from the divested industrial specialties and road markings product lines. We anticipate that our Advanced Polymer Technologies reportable segment EBITDA will improve versus prior year as volume growth is partially offset by defensive pricing actions to maintain segment EBITDA margins of around 20 percent. Corporate and Other costs are expected to be consistent with 2025.
The divestitures of the industrial specialties and road markings product lines resulted in indirect costs of between $19 million and $21 million. We expect to eliminate at least $15 million of these indirect costs over the course of 2026, with the full run rate of those savings achieved in 2027. We expect to be burdened by approximately $12 million to $18 million of indirect costs from the divested industrial specialties and road markings product lines in 2026, the majority of which will be absorbed by our Performance Chemicals reportable segment.
Our effective tax rate is expected to be between 22 to 24 percent. We expect to recognize between $90 million and $95 million of depreciation and amortization, adjusted for the divested road marking product line, in 2026.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of March 31, 2026, our undrawn capacity under our revolving credit facility was $223.0 million. Over the next twelve months, we expect to fund the following: debt principal repayments, interest payments, capital expenditures, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), restructuring activities, and $113.2 million associated with the BASF litigation settlement, as further described in Note 13. In addition, we may also evaluate and consider strategic investments, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $95.4 million at March 31, 2026. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at March 31, 2026, included $88.3 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. At December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global volatility. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Refer to Note 12 for more information.
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
During the three months ended March 31, 2026, we repurchased $52.3 million, inclusive of $0.4 million in excise tax, in common stock, representing 774,189 shares of our common stock at a weighted average cost per share of $67.10. At March 31, 2026, $245.6 million remained unused under the 2022 Authorization.
During the three months ended March 31, 2025, we repurchased no common stock.
Capital Expenditures
Projected 2026 capital expenditures are $40-60 million. We have no material commitments associated with these projected capital expenditures as of March 31, 2026.

Cash flow comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
In millions	2026	2025
Net cash provided by (used in) operating activities	$(2.0)	$25.4
Net cash provided by (used in) investing activities	106.3	(11.5)
Net cash provided by (used in) financing activities	(61.8)	(11.0)
Cash flows provided by (used in) operating activities
Cash used in operating activities, inclusive of continuing and discontinued operations, consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital) totaled $2.0 million for the three months ended March 31, 2026, which was inclusive of a $55.6 million gain related to the sale of the industrial specialties product line.
Cash used in operating activities for the three months ended March 31, 2026, was driven by a net increase in trade working capital of $33.9 million (including accounts receivable, inventory, and accounts payable), a decrease in CTO resale cash inflows of $6.2 million, and increased employee compensation payments of $5.1 million. Partially offsetting these cash outflows was increased cash earnings of $9.4 million, lower cash interest paid of $3.5 million, decreased spending on restructuring initiatives of $3.0 million, and lower cash taxes paid of $1.9 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities, inclusive of continuing and discontinued operations, in the three months ended March 31, 2026 was $106.3 million and was primarily driven by cash proceeds of $93.1 million related to the sale of the industrial specialties product line, cash proceeds from our restricted investment of $24.7 million, offset primarily by capital expenditures of $10.3 million. In the three months ended March 31, 2026 and 2025, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending.

Capital expenditure categories	Three Months Ended March 31,
In millions	2026	2025
Maintenance	$6.4	$6.0
Safety, health and environment	2.5	2.6
Growth and cost improvement	1.4	1.4
Total capital expenditures	$10.3	$10.0
Cash flows provided by (used in) financing activities
Cash used in financing activities, inclusive of continuing and discontinued operations, in the three months ended March 31, 2026, was $61.8 million and was primarily due to repurchases of common stock of $52.3 million, tax payments related to withholdings on vested equity awards of $4.3 million, and debt issuance costs of $4.0 million.
Cash used in financing activities in the three months ended March 31, 2025 was $11.0 million and was primarily due to proceeds from our revolving credit facility and other borrowings of $92.3 million, partially offset by payments on our revolving credit facility and other borrowings of $100.3 million.
New Accounting Guidance
Refer to Note 2 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 2 to our consolidated financial statements included in our 2025 Annual Report. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our financial statements. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors. For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our 2025 Annual Report. Our critical accounting policies have not substantially changed from those described in the 2025 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 29 percent of our net sales in the first three months of 2026. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2026, would have decreased our net sales and income from continuing operations before income taxes by approximately $3.3 million or one percent, and $0.7 million or two percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the three months ended March 31, 2025, would have decreased our net sales and income from continuing operations before income taxes by approximately $3.2 million or one percent, and $0.9 million or two percent, respectively.
Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 3.66 percent as of March 31, 2026, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of $(0.1) million and $(0.4) million at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, approximately $358.6 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings was 5.14 percent for the period ended March 31, 2026. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2026, would have increased our annual interest expense by approximately $3.6 million or six percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the three months ended March 31, 2025, would have increased our annual interest expense by approximately $5.5 million or eight percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Natural gas price risk
Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately eight percent of our cost of goods sold for the three months ended March 31, 2026. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 8 for more information on our natural gas price risk hedging program. For the three months ended March 31, 2026, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $1.0 million (82 basis points). Comparatively, for the three months ended March 31, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.9 million (82 basis points). As of March 31, 2026, we had 0.9 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of March 31, 2026, open natural gas derivative contracts hedge a portion of forecasted transactions until December 2026. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.5) million and $(0.5) million as of March 31, 2026 and December 31, 2025, respectively.
Other market risks
Information about our other remaining market risks for the period ended March 31, 2026, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2025 Annual Report.

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
As of March 31, 2026, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2025 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the company's business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2025 Annual Report for the quarter ended March 31, 2026.
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
Any legal actions to protect, defend or enforce our intellectual property rights could result in significant costs and diversion of our resources and our management's attention, and we may not prevail in any such other actions, which could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. If the Company is found to infringe any third-party rights, it could be required to pay substantial damages, or it could be enjoined from offering some of its products and services.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended March 31, 2026.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1-31, 2026	187,500	$64.29	187,500	$285,443,887
February 1-28, 2026	142,500	$71.96	142,500	$275,189,533
March 1-31, 2026	444,189	$66.72	444,189	$245,553,463
Total	774,189		774,189
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Second Amendment and Restatement Agreement, dated as of March 26, 2026, among Ingevity Corporation, Ingevity Holdings SRL, Ingevity UK Ltd, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as the administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 30, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company's Principal Financial Officer.

32.1	Section 1350 Certification of the Company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the Company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGEVITY CORPORATION
(Registrant)

By:	/S/ PHILLIP J. PLATT
Phillip J. Platt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: May 7, 2026