Form 10-Q
period 2026-06-30
Ingevity Corp
filed 2026-07-30
CIK 1653477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                            ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
The registrant had 34,377,922 shares of common stock, $0.01 par value, outstanding at July 24, 2026.

Ingevity Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INGEVITY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share data	2026	2025	2026	2025
Net sales	$314.1	$331.5	$572.1	$579.4
Cost of sales	175.1	203.7	316.7	339.7
Gross profit	139.0	127.8	255.4	239.7
Selling, general, and administrative expenses	39.0	43.6	79.7	85.5
Research and technical expenses	6.1	7.0	12.8	14.0
Restructuring and other (income) charges, net	1.7	7.2	2.2	9.1
Goodwill impairment charge	—	183.8	—	183.8
Long-lived asset impairment charge	32.1	—	32.1	—
Other (income) expense, net	(4.8)	4.2	17.6	8.3
Interest expense, net	14.2	18.6	30.1	38.0
Income (loss) from continuing operations before income taxes	50.7	(136.6)	80.9	(99.0)
Provision (benefit) for income taxes on continuing operations	10.9	4.8	17.7	13.3
Net income (loss) from continuing operations	39.8	(141.4)	63.2	(112.3)
Income (loss) from discontinued operations, net of income taxes	(4.5)	(5.1)	31.9	(13.7)
Net income (loss)	$35.3	$(146.5)	$95.1	$(126.0)

Per share data
Basic earnings (loss) per share from continuing operations	$1.15	$(3.87)	$1.81	$(3.08)
Basic earnings (loss) per share from discontinued operations	(0.13)	(0.15)	0.91	(0.38)
Basic earnings (loss) per share	$1.02	$(4.02)	$2.72	$(3.46)

Diluted earnings (loss) per share from continuing operations	$1.13	$(3.87)	$1.78	$(3.08)
Diluted earnings (loss) per share from discontinued operations	(0.13)	(0.15)	0.89	(0.38)
Diluted earnings (loss) per share	$1.00	$(4.02)	$2.67	$(3.46)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income (loss)	$35.3	$(146.5)	$95.1	$(126.0)
Other comprehensive income (loss), net of tax:
Foreign currency adjustments:
Foreign currency translation adjustment	2.8	29.5	0.1	46.7
Total foreign currency adjustments, net of tax provision (benefit) of zero for all periods	2.8	29.5	0.1	46.7
Derivative instruments:
Unrealized gain (loss), net of tax provision (benefit) of zero, $(0.4), $0.1 and $(0.4)	(0.1)	(1.4)	0.3	(1.3)
Reclassifications of deferred derivative instruments (gain) loss, included in net income (loss), net of tax (provision) benefit of $(0.1), zero, zero and $0.1	(0.1)	0.1	0.1	0.2
Total derivative instruments, net of tax provision (benefit) of $(0.1), $(0.4), $0.1 and $(0.3)	(0.2)	(1.3)	0.4	(1.1)
Other comprehensive income (loss), net of tax provision (benefit) of $(0.1), $(0.4), $0.1 and $(0.3)	2.6	28.2	0.5	45.6
Comprehensive income (loss)	$37.9	$(118.3)	$95.6	$(80.4)

The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

In millions, except share and par value data	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$97.4	$78.1
Accounts receivable, net of allowance of $1.1 and $1.5	155.8	127.2
Inventories, net	154.0	186.0
Restricted investment, net of allowance of zero	85.8	—
Prepaid and other current assets	50.8	47.0
Current assets of discontinued operations	—	15.9
Current assets	543.8	454.2
Property, plant, and equipment, net	575.0	608.1
Operating lease assets, net	33.0	29.5
Goodwill	4.3	4.3
Other intangibles, net	137.3	176.1
Deferred income taxes	87.0	117.0
Restricted investment, net of allowance of $0.2	—	84.4
Strategic investments	83.4	83.1
Other assets	73.7	74.9
Noncurrent assets of discontinued operations	—	19.5
Total Assets	$1,537.5	$1,651.1
Liabilities
Accounts payable	$88.0	$92.0
Accrued expenses	60.3	148.0
Accrued payroll and employee benefits	24.9	34.6
Current operating lease liabilities	12.2	11.8
Notes payable and current maturities of long-term debt	144.0	47.1
Income taxes payable	8.2	4.7
Current liabilities of discontinued operations	—	3.1
Current liabilities	337.6	341.3
Long-term debt including finance lease obligations	1,056.2	1,161.4
Noncurrent operating lease liabilities	23.9	22.4
Deferred income taxes	44.2	55.1
Other liabilities	28.7	40.5
Noncurrent liabilities of discontinued operations	—	0.7
Total Liabilities	1,490.6	1,621.4
Commitments and contingencies (Note 13)
Equity
Preferred stock (par value $0.01 per share; 50,000,000 shares authorized; zero issued and outstanding at 2026 and 2025)	—	—
Common stock (par value $0.01 per share; 300,000,000 shares authorized; 44,217,477 and 43,891,710 issued and 34,483,413 and 35,485,876 outstanding at 2026 and 2025, respectively)	0.4	0.4
Additional paid-in capital	209.1	195.7
Retained earnings	500.0	404.9
Accumulated other comprehensive income (loss)	1.0	0.5
Treasury stock, common stock, at cost (9,734,064 shares - 2026 and 8,405,834 shares - 2025)	(663.6)	(571.8)
Total Equity	46.9	29.7
Total Liabilities and Equity	$1,537.5	$1,651.1
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2026 (1)	2025 (1)
Cash provided by (used in) operating activities:
Net income (loss)	$95.1	$(126.0)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	44.7	50.5
Non-cash operating lease costs	5.4	8.3
Deferred income taxes	20.1	(5.1)
Restructuring and other (income) charges, net	14.9	34.2
LIFO charge (liquidation)	0.8	(6.5)
Share-based compensation	9.0	8.5
Impairment of license agreement	2.8	—
(Gain) loss on sale of business	(62.8)	—
(Gain) loss on strategic investment	—	2.5
Goodwill impairment charge	—	183.8
Long-lived asset impairment charge	32.1	—
Litigation charges	16.2	—
Other non-cash items	6.5	5.9
Changes in operating assets and liabilities, net of effect of divestitures:
Accounts receivable, net	(41.0)	(49.1)
Inventories, net	(15.4)	17.8
Prepaid and other current assets	(13.2)	(2.0)
Planned major maintenance outage	(3.3)	(3.0)
Accounts payable	(0.7)	6.1
Accrued expenses	12.8	(8.2)
Accrued payroll and employee benefits	(9.9)	(2.5)
Income taxes	11.6	9.7
Restructuring and other cash outflow, net	(15.4)	(23.1)
Operating leases	(8.0)	(10.5)
CTO resales cash inflow, net	—	6.2
Litigation settlement payment	(113.2)	—
Changes in other operating assets and liabilities, net	(4.9)	6.9
Net cash provided by (used in) operating activities	$(15.8)	$104.4
Cash provided by (used in) investing activities:
Capital expenditures	$(20.6)	$(22.2)
Proceeds from sale of businesses	156.3	—
Proceeds from Restricted investment	47.8	—
Proceeds from disposition of assets	—	3.6
Other investing activities, net	(1.8)	4.3
Net cash provided by (used in) investing activities	$181.7	$(14.3)
Cash provided by (used in) financing activities:
Proceeds from revolving credit facility and other borrowings	$877.5	$158.5
Payments on revolving credit facility and other borrowings	(885.6)	(229.3)
Debt issuance costs	(4.0)	—
Finance lease obligations, net	(0.6)	(0.6)
Tax payments related to withholdings on vested equity awards	(5.7)	(2.6)
Proceeds and withholdings from share-based compensation plans, net	5.8	—
Repurchases of common stock under stock repurchase plan	(86.8)	—
Net cash provided by (used in) financing activities	$(99.4)	$(74.0)
Increase (decrease) in cash, cash equivalents, and restricted cash	66.5	16.1
Effect of exchange rate changes on cash	1.8	4.4
Change in cash, cash equivalents, and restricted cash	68.3	20.5
Cash, cash equivalents, and restricted cash at beginning of period	112.6	86.6
Cash, cash equivalents, and restricted cash at end of period(2)	$180.9	$107.1
(1)	The cash flows related to discontinued operations have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Condensed Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.
(2)
Includes restricted cash of $83.5 million and $30.2 million and cash and cash equivalents of $97.4 million and $76.9 million at June 30, 2026 and 2025, respectively. Restricted cash is included within "Prepaid and other current assets" and "Restricted investment" within the condensed consolidated balance sheets.

Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$28.5	$37.2
Cash paid (refunded) for income taxes, net of refunds	(2.7)	5.6
Purchases of property, plant, and equipment in accounts payable	0.7	2.3
Leased assets obtained in exchange for new operating lease liabilities	4.9	0.4
The accompanying notes are an integral part of these financial statements.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 1: Background
Description of Business
Ingevity Corporation ("Ingevity," "the company," "we," "us," or "our") provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive gasoline vapor emissions control systems, food, water and chemical filtration, asphalt paving, agrochemical dispersants, bioplastics, coatings, and elastomers. We operate in three reportable segments: Performance Materials, Pavement Technologies, and Advanced Polymer Technologies.
Reportable Segment Renaming
During 2026, dispositions within our former Performance Chemicals reportable segment resulted in a change to the segment's name. Historically, our Performance Chemicals reportable segment consisted of the pavement technologies, industrial specialties, and road markings product lines. Following the sale of the industrial specialties product line on January 1, 2026, and the sale of the road markings product line on April 15, 2026, the pavement technologies product line became the sole remaining product line within the former Performance Chemicals segment; refer to Note 16 for additional information regarding these dispositions. Accordingly, during the second quarter of 2026, we renamed the Performance Chemicals reportable segment to Pavement Technologies to better reflect the segment's operations. The segment rename did not affect our reportable segment structure, and segment information has been updated to reflect the new segment name, where applicable.
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
Unless otherwise indicated, the information in the notes to the Condensed Consolidated Financial Statements refers only to our continuing operations and does not include discussion of balances or activity of the Divestiture. Refer to Note 16 for more information.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

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
In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations," which is intended to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The purpose of the amendment is to provide recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance is effective beginning with our 2028 fiscal year Form 10-K. We are currently evaluating the potential impact of adopting this new guidance on our Consolidated Financial Statements and related disclosures.
Note 3: Net Sales
Disaggregation of Net Sales
The following table presents our Net sales disaggregated by reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Performance Materials segment	$160.6	$153.9	$316.0	$300.7
Pavement Technologies segment (1)	104.2	134.3	162.5	193.2
Advanced Polymer Technologies segment	49.3	43.3	93.6	85.5
Net sales	$314.1	$331.5	$572.1	$579.4
_______________
(1) Includes Net sales from the divested road markings product line of $4.3 million and $12.9 million for the three and six months ended June 30, 2026 and $37.5 million and $47.0 million for the three and six months ended June 30, 2025. Refer to Note 16 for more information.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

The following table presents our Net sales disaggregated by geography, based on the delivery address of our customer.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
North America (1)	$178.0	$201.1	$307.2	$329.3
Asia Pacific (1)	77.4	74.7	150.0	143.4
Europe, Middle East, and Africa	47.3	44.2	91.4	85.5
South America	11.4	11.5	23.5	21.2
Net sales	$314.1	$331.5	$572.1	$579.4
_______________
(1) Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and six months ended June 30, 2026, are the U.S., which totaled $156.8 million and $269.6 million, respectively, and China, which totaled $34.1 million and $67.2 million, respectively. Countries with Net sales in excess of 10 percent of consolidated Net sales for the three and six months ended June 30, 2025, are the U.S., which totaled $178.7 million and $290.7 million, respectively, and China, which totaled $38.3 million and $73.0 million, respectively.
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
The following table provides information about contract assets from contracts with certain customers.

	Contract Asset
	June 30,
In millions	2026	2025
Beginning balance	$6.9	$6.5
Contract asset additions	5.6	5.6
Reclassification to accounts receivable, billed to customers	(3.8)	(5.0)
Ending balance (1)	$8.7	$7.1
_______________
(1) Included within "Prepaid and other current assets" on the condensed consolidated balance sheets.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
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

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
June 30, 2026
Assets:
Deferred compensation plan investments (4)	$1.0	$—	$—	$1.0
Total assets	$1.0	$—	$—	$1.0
Liabilities:
Deferred compensation arrangement (4)	$13.7	$—	$—	$13.7
Total liabilities	$13.7	$—	$—	$13.7

In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
December 31, 2025
Assets:
Deferred compensation plan investments (4)	$3.9	$—	$—	$3.9
Total assets	$3.9	$—	$—	$3.9
Liabilities:
Deferred compensation arrangement (4)	$15.9	$—	$—	$15.9
Total liabilities	$15.9	$—	$—	$15.9
_______________
(1) Quoted prices in active markets for identical assets.
(2) Quoted prices for similar assets and liabilities in active markets.
(3) Significant unobservable inputs.
(4) Consists of a deferred compensation arrangement through which we hold various investment securities recognized on our condensed consolidated balance sheets. Both the asset and liability related to investment securities are recorded at fair value and are included within "Other assets" and "Other liabilities" on the condensed consolidated balance sheets, respectively. In addition to the investment securities, we also had company-owned life insurance related to the deferred compensation arrangement recorded at cash surrender value in "Other assets" of $18.9 million and $18.2 million at June 30, 2026 and December 31, 2025, respectively.

Nonrecurring Fair Value Measurements
During the three months ended June 30, 2026, a triggering event occurred within our Advanced Polymer Technologies asset group, requiring the measurement of our Advanced Polymer Technologies long-lived assets at fair value in connection with impairment testing. These measurements are Level 3 and were determined using both market and income approaches, and a discounted value of estimated future cash flows for our long-lived assets. Refer to Note 6 and Note 7 for more information, including key assumptions.
During the year ended December 31, 2025, we measured our Advanced Polymer Technologies reporting units' goodwill and our Pavement Technologies road markings long-lived assets at fair value in connection with impairment testing. These measurements are Level 3 and were determined using both the income approach and market approach for Goodwill and both quoted market prices in active markets and a discounted value of estimated future cash flows for our long-lived assets. For additional information refer to the Notes to the Consolidated Financial Statements included in the company’s Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Strategic Investments
Equity Method Investments
The aggregate carrying value of all strategic equity method investments totaled $3.4 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively. There were no adjustments to the carrying value of equity method investments for impairment for the three and six months ended June 30, 2026.
As of June 30, 2026, we had approximately $2.9 million of unfunded commitments associated with a venture capital fund investment accounted for under the equity method of accounting.
Measurement Alternative Investments
The aggregate carrying value of all measurement alternative investments where fair value is not readily determinable totaled $80.0 million at June 30, 2026 and December 31, 2025.
There were no adjustments to the carrying value of the measurement alternative method investments for impairment or observable price changes for the three and six months ended June 30, 2026.
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
At June 30, 2026 and December 31, 2025, the carrying value of our restricted investment was $85.8 million and $84.4 million, net of an allowance for credit losses of zero and $0.2 million, and included restricted cash of $83.1 million and $34.0 million, respectively. The fair value at June 30, 2026 and December 31, 2025 was $84.7 million and $84.0 million, respectively, based on Level 1 inputs. As a result of the obligation being due in January 2027, we have reclassified the full amount of the restricted investment to "Current assets" on the condensed consolidated balance sheet at June 30, 2026.
The following table shows the total amortized cost of our HTM debt securities by credit rating, excluding the allowance for credit losses and cash. The primary factor in our expected credit loss calculation is the composite bond rating. As the rating decreases, the risk present in holding the bond is inherently increased, leading to an increase in expected credit losses.

	HTM Debt Securities
In millions	AA+	AA-	A	A-	BBB+	Total
June 30, 2026	$2.7	—	—	—	—	$2.7
December 31, 2025	$13.2	10.5	13.1	3.8	10.0	$50.6

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Debt and Finance Lease Obligations

In millions	June 30, 2026	December 31, 2025
Variable interest rate debt (1)	$354.7	$362.8
Fixed rate debt (2)	750.0	750.0
Finance lease obligations (3)	98.1	98.8
Total debt including finance lease obligations	$1,202.8	$1,211.6
_______________
(1) For both periods presented, the carrying value of our variable interest rate debt, including the impact of a $200.0 million floating-to-fixed interest rate swap, and excluding debt issuance fees is considered a reasonable estimate of the fair value.
(2) For both periods presented, the carrying value of our fixed interest rate debt included the impact of a $200.0 million floating-to-fixed interest rate swap. As of June 30, 2026 and December 31, 2025, the fair value of our fixed rate debt was $733.5 million and $735.7 million, respectively, based on Level 2 inputs.
(3) At June 30, 2026 and December 31, 2025, the fair value of our $80.0 million finance lease obligation associated with our Performance Materials' Wickliffe, Kentucky manufacturing site was $80.6 million and $81.4 million, respectively, based on Level 2 inputs. The fair value of all other finance lease obligations approximates their carrying values.
Note 5: Inventories, net

In millions	June 30, 2026	December 31, 2025
Raw materials	$25.5	$45.7
Production materials, stores, and supplies	27.6	27.5
Finished and in-process goods	144.9	141.6
Subtotal	198.0	214.8
Less: LIFO reserve	(44.0)	(28.8)
Inventories, net (1)	$154.0	$186.0
_______________
(1) The decline in 2026, as compared to 2025, was driven by the road markings product line disposition (refer to Note 16 for more information).
Note 6: Property, Plant, and Equipment, net

In millions	June 30, 2026	December 31, 2025
Machinery and equipment	$952.8	$1,307.3
Buildings and leasehold improvements	194.0	212.5
Land and land improvements	18.3	24.5
Construction in progress	25.8	31.0
Total cost (1)	1,190.9	1,575.3
Less: accumulated depreciation	(615.9)	(967.2)
Property, plant, and equipment, net	$575.0	$608.1
_______________
(1) The decline in 2026, as compared to 2025, was driven by the road markings product line disposition (refer to Note 16 for more information), and the Advanced Polymer Technologies long-lived asset impairment charge.
Long-Lived Asset Impairment Charge
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

As the sale process for the Advanced Polymer Technologies (“APT”) reportable segment progressed during the second quarter of 2026, information obtained from potential buyers indicated that its carrying amount may not be recoverable. Accordingly, we determined that a triggering event had occurred and performed a recoverability assessment of the asset group's long-lived assets. The assessment indicated that the carrying amount was not recoverable. Accordingly, we performed an impairment analysis to assess the fair value of the asset group.
Based on the results of the quantitative analysis, which was based on both quoted market prices in active markets and a discounted value of estimated future cash flows, we concluded that the carrying value of the APT asset group exceeded its fair value. As a result, we recorded a non-cash impairment charge of $32.1 million. The charge is included within "Long-lived asset impairment charge" on the condensed consolidated statements of operations for the three and six months ended June 30, 2026, and was allocated between "Property, plant, and equipment, net" and "Other intangibles, net" on the condensed consolidated balance sheet as of June 30, 2026 in the amount of $13.2 million and $18.9 million, respectively.
Note 7: Goodwill and Other Intangible Assets, net
Goodwill

	Reporting Units
In millions	Performance Materials	Pavement Technologies	Advanced Polymer Technologies	Total
Balance as of December 31, 2025 (1)	$4.3	$—	$—	$4.3
Balance as of June 30, 2026 (1)	$4.3	$—	$—	$4.3
_______________
(1) Includes accumulated impairment losses of $306.6 million and $183.8 million related to our former Performance Chemicals reporting unit, now Pavement Technologies, and our APT reporting unit, respectively.
Goodwill Impairment Charge - Advanced Polymer Technologies
During the second quarter of 2025, the announcements and subsequent modifications of international tariffs escalated global trade tensions and contributed to increased consumer uncertainty, which negatively impacted parts of our businesses, particularly APT. As a result, we conducted an analysis of the APT reporting unit’s goodwill, intangible assets, and long-lived assets.
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
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2026.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Other Intangible Assets

In millions	Customer contracts and relationships	Brands (1)	Developed Technology	Total
Gross Asset Value
December 31, 2025 (2)	$193.9	$82.2	$69.8	$345.9
Retirements (3)	(5.8)	(0.8)	(3.9)	(10.5)
Foreign currency translation	(1.4)	(0.6)	(0.4)	(2.4)
Impairment (4)	(82.3)	(33.2)	(45.5)	(161.0)
June 30, 2026	$104.4	$47.6	$20.0	$172.0
Accumulated Amortization
December 31, 2025 (2)	$(88.5)	$(37.7)	$(43.6)	$(169.8)
Amortization	(4.9)	(2.2)	(2.4)	(9.5)
Retirements (3)	(0.3)	(0.1)	2.7	2.3
Foreign currency translation	0.1	—	0.1	0.2
Impairment (4)	71.0	28.3	42.8	142.1
June 30, 2026	$(22.6)	$(11.7)	$(0.4)	$(34.7)
Other intangibles, net	$81.8	$35.9	$19.6	$137.3
_______________
(1) Represents trademarks, trade names, and know-how.
(2) Includes accumulated impairment loss of $84.1 million related to a long-lived asset impairment charge within our divested road markings asset group for the period ended December 31, 2025.
(3) Retirements related to the divested road markings asset group. Refer to Note 16 for more information.
(4) Impairment related to the Advanced Polymer Technologies asset group. Refer to Note 6 for more information.

Intangible assets subject to amortization were attributed to our business segments as follows:

In millions	June 30, 2026	December 31, 2025
Performance Materials	$—	$—
Pavement Technologies	—	8.5
Advanced Polymer Technologies	137.3	167.6
Other intangibles, net	$137.3	$176.1
The amortization expense related to our intangible assets in the table above is shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Selling, general, and administrative expenses	$4.6	$7.7	$9.5	$15.2
Total amortization expense	$4.6	$7.7	$9.5	$15.2
Based on the current carrying values of intangible assets, estimated pre-tax amortization expense for the next five years is as follows: $8.2 million for the remainder of 2026, 2027 - $16.5 million, 2028 - $16.5 million, 2029 - $16.5 million, and 2030 - $16.5 million. The estimated pre-tax amortization expense may fluctuate due to changes in foreign currency exchange rates.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 8: Financial Instruments and Risk Management
Cash Flow Hedges
Foreign Currency Exchange Risk Management
As of June 30, 2026, there were $2.5 million open foreign currency derivative contracts. The fair value of the designated foreign currency hedge contracts was a net asset (liability) of zero at June 30, 2026 and December 31, 2025.
Commodity Price Risk Management
As of June 30, 2026, we had 1.7 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of June 30, 2026, open natural gas derivative contracts hedge a portion of forecasted transactions until November 2027. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.4) million and $(0.5) million as of June 30, 2026 and December 31, 2025, respectively.
Interest Rate Risk Management
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 3.65 percent as of June 30, 2026, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of zero and $(0.4) million at June 30, 2026 and December 31, 2025, respectively.
Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) ("AOCI")

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Three Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedging derivatives:
Currency exchange contracts	$—	$(0.4)	$—	$(0.2)	Net sales
Natural gas contracts	(0.2)	(1.4)	0.2	0.1	Cost of sales
Interest rate swap contracts	0.1	—	—	—	Interest expense, net
Total	$(0.1)	$(1.8)	$0.2	$(0.1)

In millions	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI into Net income (loss)		Location of Gain (Loss) Reclassified from AOCI in Net income (loss)
	Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedging derivatives:
Currency exchange contracts	$—	$(0.5)	$—	$(0.2)	Net sales
Natural gas contracts	—	(0.4)	(0.1)	(0.1)	Cost of sales
Interest rate swap contracts	0.4	(0.8)	—	—	Interest expense, net
Total	$0.4	$(1.7)	$(0.1)	$(0.3)
Within the next twelve months, we expect to reclassify $0.6 million of net gains from AOCI to income, before taxes.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Fair Value Measurements
The following information is presented for derivative assets and liabilities that are recorded in the condensed consolidated balance sheets at fair value measured on a recurring basis. There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the periods reported. There were no nonrecurring fair value measurements related to derivative assets and liabilities on the condensed consolidated balance sheets as of June 30, 2026, or December 31, 2025.

	June 30, 2026
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.4	$—	$0.4
Currency exchange contracts (5)	—	0.5	—	0.5
Total liabilities	$—	$0.9	$—	$0.9

	December 31, 2025
In millions	Level 1(1)	Level 2(2)	Level 3(3)	Total
Assets:
Currency exchange contracts (4)	$—	$0.5	$—	$0.5
Total assets	$—	$0.5	$—	$0.5
Liabilities:
Natural gas contracts (5)	$—	$0.5	$—	$0.5
Currency exchange contracts (5)	—	0.5	—	0.5
Interest rate swap contracts (6)	—	0.4	—	0.4
Total liabilities	$—	$1.4	$—	$1.4
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 9: Debt, including Finance Lease Obligations
Current and long-term debt including finance lease obligations consisted of the following:

In millions, except percentages	June 30, 2026	December 31, 2025
Revolving Credit Facility and other lines of credit (1)(2)	$492.0	$517.0
3.88% Senior Notes due 2028	550.0	550.0
Finance lease obligations (3)	98.1	98.8
Accounts receivable securitization (4)	62.7	43.9
Other notes payable	—	1.9
Total debt including finance lease obligations	1,202.8	1,211.6
Less: debt issuance costs	2.6	3.1
Total debt including finance lease obligations, net of debt issuance costs	1,200.2	1,208.5
Less: debt maturing within one year (5)	144.0	47.1
Long-term debt including finance lease obligations	$1,056.2	$1,161.4
_______________
(1) Letters of credit outstanding under the revolving credit facility were $11.1 million and $9.0 million and available funds under the facility were $246.9 million and $474.0 million at June 30, 2026 and December 31, 2025, respectively.
(2) The weighted interest rate associated with our revolving credit facility, exclusive of any floating-to-fixed interest rate instrument, was 5.16 percent and 6.40 percent for the period ended June 30, 2026 and December 31, 2025, respectively.
(3) As of June 30, 2026 and December 31, 2025, $80.0 million of the finance lease obligations upon maturity will be settled utilizing liquid assets that have been placed into a trust established strictly for this purpose. The trust is presented as Restricted investment on the condensed consolidated balance sheets in the amount of $85.8 million and $84.4 million as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 4, under the section: Restricted Investment, for more information.
(4) The weighted interest rate associated with our accounts receivable securitization program was 4.71 percent and 5.51 percent for the period ended June 30, 2026 and December 31, 2025, respectively.
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
Among other things, the Amendment decreased the aggregate amount of the commitments thereunder from $1 billion to $750 million, and extended the maturity date of our revolving credit facility by five years to March 31, 2031, however, if more than $250 million principal amount of the company’s senior unsecured notes due 2028 remain outstanding on the date that is 91 days prior to their stated maturity, the maturity of the revolving credit facility will automatically accelerate to such earlier date. Borrowings under the revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) the applicable term benchmark rate, subject to a zero percent floor, or (b) a base rate, in each case, plus an applicable margin of 1.00% to 1.75% for term benchmark loans and zero percent to 0.75% for base rate loans. The Amendment contains certain customary affirmative and negative covenants, representations and warranties and events of default (subject in certain cases to customary grace and cure periods).
Fees of $4.0 million were incurred to secure the Amendment. These fees have been deferred and will be amortized over the term of the facility.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Debt Covenants
Our indenture contains certain customary covenants (including covenants limiting Ingevity's and its restricted subsidiaries' ability to grant or permit liens on certain property securing debt, declare or pay dividends, make distributions on or repurchase or redeem capital stock, make investments in unrestricted subsidiaries, engage in sale and lease-back transactions, and engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of the assets of Ingevity and our restricted subsidiaries, taken as a whole) and events of default (subject in certain cases to customary exceptions, as well as grace and cure periods). The occurrence of an event of default under the 2028 Senior Notes could result in the acceleration of the notes of such series and could cause a cross-default resulting in the acceleration of other indebtedness of Ingevity and its subsidiaries. We were in compliance with all covenants under the indenture as of June 30, 2026.
The credit agreement governing our revolving credit facility contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-compliance with covenants and cross-defaults to other material indebtedness. The occurrence of an uncured event of default under the credit agreement could result in all loans and other obligations becoming immediately due and payable and our revolving credit facility being terminated. The credit agreement also contains certain customary covenants, including financial covenants. The revolving credit facility financial covenants require Ingevity to maintain on a consolidated basis a maximum total net leverage ratio of 4.0 to 1.0 (which may be increased to 4.5 to 1.0 under certain circumstances) and a minimum interest coverage ratio of 3.0 to 1.0. As calculated per the credit agreement, our net leverage for the four consecutive quarters ended June 30, 2026 was 2.5, and our actual interest coverage for the four consecutive quarters ended June 30, 2026 was 6.8. We were in compliance with all covenants under the credit agreement at June 30, 2026.
Note 10: Equity

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
In millions, shares in thousands	Shares	Amount
Balance at December 31, 2025	43,892	$0.4	$195.7	$404.9	$0.5	$(571.8)	$29.7
Net income (loss)	—	—	—	59.8	—	—	59.8
Other comprehensive income (loss)	—	—	—	—	(2.1)	—	(2.1)
Common stock issued	171	—	—	—	—	—	—
Exercise of stock options, net	59	—	3.3	—	—	—	3.3
Tax payments related to vested restricted stock units	—	—	—	—	—	(4.3)	(4.3)
Share repurchase program	—	—	—	—	—	(52.3)	(52.3)
Share-based compensation plans	—	—	4.4	—	—	0.4	4.8
Balance at March 31, 2026	44,122	$0.4	$203.4	$464.7	$(1.6)	$(628.0)	$38.9
Net income (loss)	—	$—	$—	$35.3	$—	$—	$35.3
Other comprehensive income (loss)	—	—	—	—	2.6	—	2.6
Common stock issued	67	—	—	—	—	—	—
Exercise of stock options, net	28	—	1.8	—	—	—	1.8
Tax payments related to vested restricted stock units	—	—	—	—	—	(1.3)	(1.3)
Share repurchase program	—	—	—	—	—	(35.1)	(35.1)
Share-based compensation plans	—	—	3.9	—	—	0.8	4.7
Balance at June 30, 2026	44,217	$0.4	$209.1	$500.0	$1.0	$(663.6)	$46.9

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Equity
In millions, shares in thousands	Shares	Amount
Balance at December 31, 2024	43,630	$0.4	$176.8	$572.0	$(41.4)	$(512.6)	$195.2
Net income (loss)	—	—	—	20.5	—	—	20.5
Other comprehensive income (loss)	—	—	—	—	17.4	—	17.4
Common stock issued	155	—	—	—	—	—	—
Tax payments related to vested restricted stock units	—	—	—	—	—	(2.6)	(2.6)
Share-based compensation plans	—	—	4.1	—	—	—	4.1
Balance at March 31, 2025	43,785	$0.4	$180.9	$592.5	$(24.0)	$(515.2)	$234.6
Net income (loss)	—	$—	$—	$(146.5)	$—	$—	$(146.5)
Other comprehensive income (loss)	—	—	—	—	28.2	—	28.2
Common stock issued	15	—	—	—	—	—	—
Share-based compensation plans	—	—	4.4	—	—	—	4.4
Balance at June 30, 2025	43,800	$0.4	$185.3	$446.0	$4.2	$(515.2)	$120.7

Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Foreign currency translation
Beginning balance	$(4.6)	$(27.2)	$(1.9)	$(44.4)
Gains (losses) on foreign currency translation	2.8	29.5	0.1	46.7
Other comprehensive income (loss), net of tax	2.8	29.5	0.1	46.7
Ending balance	$(1.8)	$2.3	$(1.8)	$2.3

Derivative instruments
Beginning balance	$(0.4)	$0.7	$(1.0)	$0.5
Gains (losses) on derivative instruments	(0.1)	(1.8)	0.4	(1.7)
Less: tax provision (benefit)	—	(0.4)	0.1	(0.4)
Net gains (losses) on derivative instruments	(0.1)	(1.4)	0.3	(1.3)
(Gains) losses reclassified to net income	(0.2)	0.1	0.1	0.3
Less: tax (provision) benefit	(0.1)	—	—	0.1
Net (gains) losses reclassified to net income	(0.1)	0.1	0.1	0.2
Other comprehensive income (loss), net of tax	(0.2)	(1.3)	0.4	(1.1)
Ending balance	$(0.6)	$(0.6)	$(0.6)	$(0.6)

Pension and other postretirement benefits
Beginning balance	$3.4	$2.5	$3.4	$2.5
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$3.4	$2.5	$3.4	$2.5

Total AOCI ending balance at June 30	$1.0	$4.2	$1.0	$4.2

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Reclassifications of accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Derivative instruments
Currency exchange contracts (1)	$—	$(0.2)	$—	$(0.2)
Natural gas contracts (2)	0.2	0.1	$(0.1)	$(0.1)
Total before tax	0.2	(0.1)	(0.1)	(0.3)
(Provision) benefit for income taxes	(0.1)	—	—	0.1
Amount included in net income (loss)	$0.1	$(0.1)	$(0.1)	$(0.2)
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
During the three months ended June 30, 2026, we repurchased $35.1 million, inclusive of $0.2 million in excise tax, in common stock, representing 491,000 shares of our common stock at a weighted average cost per share of $70.94. During the six months ended June 30, 2026, we repurchased $87.4 million, inclusive of $0.6 million in excise tax, in common stock, representing 1,265,189 shares of our common stock at a weighted average cost per share of $68.59. At June 30, 2026, $210.7 million remained unused under the 2022 Authorization.
During the three and six months ended June 30, 2025, we repurchased no common stock.
Note 11: Restructuring and Other (Income) Charges, net
Detail on the restructuring charges and other (income) charges, net, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Restructuring charges	$1.7	$7.2	$2.2	$9.1
Other (income) charges, net	—	—	—	—
Total Restructuring and other (income) charges, net	$1.7	$7.2	$2.2	$9.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Restructuring Charges

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges	Total
Performance Chemicals repositioning (2)	$—	$0.4	$—	$0.4
Other	0.8	0.5	—	1.3
Three Months Ended June 30, 2026	$0.8	$0.9	$—	$1.7

Performance Chemicals repositioning (2)	$—	$0.7	$—	$0.7
Other	1.7	0.5	4.3	6.5
Three Months Ended June 30, 2025	$1.7	$1.2	$4.3	$7.2

In millions	Severance and other employee-related costs	Other charges (income) (1)	Asset disposal charges	Total
Performance Chemicals repositioning (2)	$—	$0.8	$0.4	$1.2
Other	0.5	0.5	—	1.0
Six Months Ended June 30, 2026	$0.5	$1.3	$0.4	$2.2

Performance Chemicals repositioning (2)	$—	$1.4	$—	$1.4
Other	2.5	0.8	4.4	7.7
Six Months Ended June 30, 2025	$2.5	$2.2	$4.4	$9.1
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

	Balance at	Change in	Cash		Balance at
In millions	December 31, 2025 (1)	Reserve (2)	Payments	Other (3)	June 30, 2026 (1)
Severance and other employee-related costs	$1.8	5.7	(6.4)	—	$1.1
Other charges (income)	4.9	7.9	(9.0)	—	3.8
Restructuring	6.7	13.6	(15.4)	—	4.9
Other (income) charges, net	—	—	—	—	—
Restructuring and Other (income) charges, net reserves	$6.7	13.6	(15.4)	—	$4.9
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 12: Income Taxes
The effective tax rates, including discrete items, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate (1)	21.5%	(3.5)%	21.9%	(13.4)%
_______________
(1) The effective tax rates for the three and six months ended June 30, 2025, were impacted by the goodwill impairment charge within the APT reporting unit during the second quarter of 2025. Refer to Note 7 for more information.
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
The table below provides a reconciliation between our reported effective tax rates and the EAETR of our continuing operations.

	Three Months Ended June 30,
	2026			2025
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Continuing operations	$50.7	$10.9	21.5%	$(136.6)	$4.8	(3.5)%
Discrete items:
Restructuring and other (income) charges, net (1)	1.7	0.4		7.2	1.7
(Gain) loss on sale of business (2)	(8.6)	(2.0)		—	—
Long-lived asset impairment charge (3)	32.1	8.0		—	—
Goodwill impairment (4)	—	—		183.8	5.1
(Gain) loss on strategic investments (5)	—	—		2.5	0.6
Proxy contest charges (5)	—	—		0.3	0.1
Portfolio realignment costs (5)	2.6	0.6		—	—
Other tax only discrete items	—	2.5		—	(0.1)
Total discrete items	27.8	9.5		193.8	7.4
Continuing operations, before discrete items	$78.5	$20.4		$57.2	$12.2
EAETR (7)			26.0%			21.3%

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

	Six Months Ended June 30,
	2026			2025
In millions, except percentages	Before tax	Tax	Effective tax rate % impact	Before tax	Tax	Effective tax rate % impact
Continuing operations	$80.9	$17.7	21.9%	$(99.0)	$13.3	(13.4)%
Discrete items:
Restructuring and other (income) charges, net (1)	2.2	0.5		9.1	2.2
(Gain) loss on sale of business (2)	(8.6)	(2.0)		—	—
Long-lived asset impairment charge (3)	32.1	8.0		—	—
Goodwill impairment (4)	—	—		183.8	5.1
(Gain) loss on strategic investments (5)	—	—		2.5	0.6
Impairment of license agreement (5)	2.8	0.7		—	—
Litigation charge (6)	16.2	3.8		—	—
Portfolio realignment costs (5)	5.2	1.2		—	—
Proxy contest charges (5)	—	—		8.2	1.9
Other tax only discrete items	—	4.1		—	(0.5)
Total discrete items	49.9	16.3		203.6	9.3
Continuing operations, before discrete items	$130.8	$34.0		$104.6	$22.6
EAETR (7)			26.0%			21.6%
_______________
(1) Refer to Note 11 for more information.
(2) Refer to Note 16 for more information.
(3) Refer to Note 6 and Note 7 for more information.
(4) Refer to Note 7 for more information.
(5) Refer to Note 14 for more information.
(6) Refer to Note 13 for more information.
(7) Increase in EAETR for the three and six months ended June 30, 2026, as compared to June 30, 2025, is primarily driven by impacts in the U.S. The foreign-derived deduction-eligible income ("FDDEI") was eliminated in 2026 due to anticipated overall taxable losses in the U.S. as a result of allowable deductions driven by completed divestitures in 2026. The EAETR in 2026 was further increased by unfavorable increases in the Internal Revenue Code (IRC) Section 162M limitation against officers compensation, as well as additional disallowances of meals and entertainment expenses.
At June 30, 2026 and December 31, 2025, we had deferred tax assets of $12.7 million and $11.8 million, respectively, resulting from certain historical net operating losses from our Brazil and U.S. state tax credits for which a valuation allowance has been established. The ultimate realization of these deferred tax assets depends on the generation of future taxable income during the periods in which these net operating losses and tax credits are available to be used. In evaluating the realizability of these deferred tax assets, we consider projected future taxable income and tax planning strategies in making our assessment. As of June 30, 2026, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of all or a portion of the valuation allowance could be possible if we determine that sufficient positive evidence becomes available to allow us to reach a conclusion that the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability that we are able to actually achieve.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

As a result of the One Big Beautiful Bill Act (“OBBB”) signed into law in 2025, significant modifications to U.S. international tax framework became effective in 2026. Based on the analysis performed by the company, the OBBB will have an impact on the FDDEI deduction. In the absence of divestitures completed by the company as of June 30, 2026, these changes would provide a benefit to the effective tax rate, but given anticipated overall taxable losses, the FDDEI benefit is negated. Also, OBBB increased disallowances associated with meals and entertainment expenses, further increasing the 2026 EAETR.
During 2025, we determined that the earnings of our China subsidiaries are no longer permanently reinvested due to global trade volatility. As a result of this change, we recorded deferred tax expense of $0.4 million relating to China withholding taxes for the six months ended June 30, 2026. With the exception of China and Belgium, the company does not currently expect to repatriate cash earnings from our foreign operations to fund U.S. operations.
Pillar Two, released by the Organisation for Economic Cooperation and Development (OECD), went into effect on January 1, 2024. Pillar Two's intent is to create a 15% global minimum tax for all jurisdictions in which multinational enterprises operate. To date, fourteen of our reporting jurisdictions have enacted final legislation adopting Pillar Two. While we do not anticipate that this legislation will have a material impact on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate. No tax impacts of Pillar Two were recorded for the quarter ended June 30, 2026.
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
On March 13, 2024, we appealed the verdict as well as the U.S. District Court's November 2020 dismissal of our patent infringement claims against BASF to the U.S. Federal Circuit Court of Appeals. On February 11, 2026, the U.S. Federal Circuit Court of Appeals ruled against Ingevity on our appeal and we decided to no longer pursue any further appeals. On March 13, 2026, we entered into an agreement with BASF, providing for the payment of: (1) the judgment, plus post-judgment interest, in the amount of $97.0 million and (2) $16.2 million to resolve BASF's claim for attorneys' fees and costs, and made such payments on April 1, 2026. The Delaware Proceeding, including all appeals and counterclaims, is now complete. The $16.2 million charge taken during the first quarter of 2026 was included within "Other (income) expense, net" on the condensed consolidated statements of operations for the six months ended June 30, 2026.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Note 14: Segment Information
Ingevity's reportable segments are (i) Performance Materials ("PM"), (ii) Pavement Technologies ("PT"), and (iii) Advanced Polymer Technologies ("APT"). Our reportable segments were determined based upon the nature of the products produced, the nature of the production process, the type of customer for the products, the similarity of economic characteristics, and the manner in which management reviews results. Segment EBITDA is the primary measure used by the chief operating decision maker ("CODM"), the CEO and President of Ingevity, to evaluate the performance of and allocate resources among our reportable segments. The CODM utilizes Segment EBITDA for each reportable segment in the annual budgeting and forecasting process. Segment EBITDA enables the CODM to compare each business and make informed and consistent resource allocation decisions.
Industrial Specialties Divestiture
The historical industrial specialties product line that is classified as discontinued operations includes only direct operating expenses which the company is no longer incurring. Indirect costs, such as those related to corporate and segment shared service functions previously allocated to the industrial specialties product line, do not meet the criteria for discontinued operations and remain reported within continuing operations in Indirect costs allocated to Divestiture. Refer to Note 1 for more information.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Segment EBITDA (1)(2)
Performance Materials	$86.1	$81.0	$178.1	$164.5
Pavement Technologies	25.4	28.8	26.0	34.6
Advanced Polymer Technologies	11.2	2.0	18.8	15.6
Total Segment EBITDA (1)(2)	122.7	111.8	222.9	214.7
Interest expense, net	(14.2)	(18.6)	(30.1)	(38.0)
(Provision) benefit for income taxes on continuing operations	(10.9)	(4.8)	(17.7)	(13.3)
Depreciation and amortization	(22.0)	(25.2)	(44.7)	(49.7)
Gain on sale of business (3)	8.6	—	8.6	—
Restructuring and other income (charges), net (4)	(1.7)	(7.2)	(2.2)	(9.1)
Goodwill impairment charge (5)	—	(183.8)	—	(183.8)
Long-lived asset impairment charge (5)	(32.1)	—	(32.1)	—
Gain (loss) on strategic investment (6)	—	(2.5)	—	(2.5)
Impairment of license agreement (7)	—	—	(2.8)	—
Proxy contest charges (8)	—	(0.3)	—	(8.2)
Portfolio realignment costs (9)	(2.9)	—	(6.1)	—
Litigation charge (10)	—	—	(16.2)	—
Corporate and other (11)	(7.7)	(7.8)	(16.4)	(16.2)
Indirect costs allocated to Divestiture (12)	—	(3.0)	—	(6.2)
Net income (loss) from continuing operations	$39.8	$(141.4)	$63.2	$(112.3)
_______________
(1) Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, gain on sale of business, restructuring and other income (charges), net, goodwill impairment charges, long-lived asset impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, litigation charge, indirect costs allocated to Divestiture, and Corporate and other costs.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

(2) Segment expenses included within the primary measure used by our CODM are included within the below table.

	Three Months Ended June 30,
	2026			2025
In millions	PM	PT	APT	PM	PT	APT
Net sales (i)	$160.6	$104.2	$49.3	$153.9	$134.3	$43.3
Less:
Cost of sales (ii)	60.0	67.3	32.6	58.8	92.9	35.7
Selling, general, and administrative expenses (ii) (iii) (iv)	13.8	11.2	5.5	12.4	12.7	5.7
Other (income) expense, net (v)	0.7	0.3	—	1.7	(0.1)	(0.1)
Segment EBITDA	$86.1	$25.4	$11.2	$81.0	$28.8	$2.0

	Six Months Ended June 30,
	2026			2025
In millions	PM	PT	APT	PM	PT	APT
Net sales (i)	$316.0	$162.5	$93.6	$300.7	$193.2	$85.5
Less:
Cost of sales (ii)	109.6	112.5	64.3	113.2	134.3	59.3
Selling, general, and administrative expenses (ii) (iii) (iv)	27.4	24.1	10.4	24.4	25.1	10.5
Other (income) expense, net (v)	0.9	(0.1)	0.1	(1.4)	(0.8)	0.1
Segment EBITDA	$178.1	$26.0	$18.8	$164.5	$34.6	$15.6
_______________
(i) Relates to external customers only. Refer to Note 3 for a reconciliation to consolidated Net sales.
(ii) Excludes Depreciation and amortization.
(iii) Includes Research and technical expenses.
(iv) Excludes Corporate and other costs.
(v) We have excluded the following items from Other (income) expense, net: gain on sale of business, gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, litigation charge, depreciation, and amortization.
(3) The gain relates to the sale of our former Performance Chemicals' road markings product line on April 15, 2026. Refer to Note 16 for more information.
(4) The table below provides an allocation of these charges between our three reportable segments to provide investors, potential investors, securities analysts and others with the information, should they choose, to apply such (income) charges to each respective reportable segment for which the charges relate.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Performance Materials	$1.0	$—	$1.5	$—
Pavement Technologies	0.7	0.6	1.8	1.2
Advanced Polymer Technologies	—	5.9	(1.1)	6.5
Indirect costs allocated to Divestiture	—	0.7	—	1.4
Restructuring and other (income) charges, net	$1.7	$7.2	$2.2	$9.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

(5) Charges relate to the Advanced Polymer Technologies reportable segment. Refer to Note 6 and Note 7 for more information.
(6) We exclude gains and losses from sales of strategic investments from our segment results because we do not consider such gains or losses to be directly associated with the operational performance of the segment. We believe that the inclusion of such gains or losses, would impair the factors and trends affecting the historical financial performance of our reportable segments. We continue to include undistributed earnings or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments for equity method investments that we believe are directly attributable to the operational performance of such investments, in our reportable segment results. Refer to Note 4, under the section: Strategic Investments, for more information. The charge relates to our Advanced Polymer Technologies reportable segment.
(7) Charge represents an impairment of a license agreement within the Performance Materials reportable segment.
(8) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(9) Charges represent professional service fees related to a review of the company's portfolio.
(10) Charge represents a litigation charge related to the BASF verdict. Refer to Note 13 for more information.
(11) Corporate and other costs is defined as costs associated with corporate administrative functions (e.g., executive office, corporate finance, legal, human resources) and other compliance costs to operate as a NYSE listed entity. Also includes corporate administrative function share of information technology, safety, health, accounting and human resource departments.
(12) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Cost of sales	$—	$1.2	$—	$3.7
Selling, general, and administrative expenses	—	1.8	—	2.5
Indirect costs allocated to Divestiture	$—	$3.0	$—	$6.2

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Performance Materials	$11.1	$9.9	$22.0	$19.8
Pavement Technologies	3.5	6.0	7.0	11.9
Advanced Polymer Technologies	7.4	8.3	15.7	16.0
Indirect costs allocated to Divestiture (1)	—	1.0	—	2.0
Total depreciation and amortization	$22.0	$25.2	$44.7	$49.7
_______________
(1) Includes indirect costs previously allocated to the Divestiture that are not eligible for discontinued operations accounting treatment.

Capital expenditures	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Performance Materials	$5.7	$6.9	$11.3	$12.0
Pavement Technologies	3.2	1.5	7.2	2.7
Advanced Polymer Technologies	1.4	3.7	2.1	7.4
Total capital expenditures	$10.3	$12.1	$20.6	$22.1

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Total assets
In millions	June 30, 2026	December 31, 2025
Performance Materials	$847.1	$822.7
Pavement Technologies	326.7	357.7
Advanced Polymer Technologies (1)	313.8	380.9
Total segment assets	1,487.6	1,561.3
Corporate and other (2)	49.9	54.4
Assets of discontinued operations	—	35.4
Total assets	$1,537.5	$1,651.1
_______________
(1) The decline in the Advanced Polymer Technologies reportable segment in 2026, as compared to 2025, was driven by the long-lived asset impairment charge. Refer to Notes 6 and Note 7 for more information.
(2) Assets not specifically managed as part of one specific segment are referred to as "Corporate and other."
Note 15: Earnings (Loss) per Share

	Three Months Ended June 30,		Six Months Ended June 30,
In millions (except share and per share data)	2026	2025	2026	2025
Net income (loss) from continuing operations	$39.8	$(141.4)	$63.2	$(112.3)
Net income (loss) from discontinued operations	(4.5)	(5.1)	31.9	(13.7)
Net income (loss)	$35.3	$(146.5)	$95.1	$(126.0)

Basic and Diluted earnings (loss) per share
Basic earnings (loss) per share from continuing operations	$1.15	$(3.87)	$1.81	$(3.08)
Basic earnings (loss) per share from discontinued operations	(0.13)	(0.15)	0.91	(0.38)
Basic earnings (loss) per share (1)	$1.02	$(4.02)	$2.72	$(3.46)

Diluted earnings (loss) per share from continuing operations	$1.13	$(3.87)	$1.78	$(3.08)
Diluted earnings (loss) per share from discontinued operations	(0.13)	(0.15)	0.89	(0.38)
Diluted earnings (loss) per share (1)	$1.00	$(4.02)	$2.67	$(3.46)

Shares (in thousands)
Weighted average number of common shares outstanding - Basic	34,690	36,461	34,972	36,422
Weighted average additional shares assuming conversion of potential common shares	589	—	661	—
Shares - diluted basis	35,279	36,461	35,633	36,422
_______________
(1) Earnings per share amounts shown for three and six months ended June 30, 2026 and June 30, 2025, may not precisely recalculate due to rounding.
(2) For the three and six months ended June 30, 2025, all potentially dilutive common shares were excluded from the calculation of diluted earnings (loss) per share as we had a net loss from continuing operations for the period.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

The following average number of potential common shares were antidilutive, and therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Average number of potential common shares - antidilutive	101	438	88	368
Note 16: Divestitures
Industrial Specialties Divestiture - Discontinued Operations
The Divestiture, as defined in Note 1, was completed on January 1, 2026. We received all-cash proceeds of $93.1 million, inclusive of traditional working capital adjustments, and recorded a gain of $54.2 million within "(Gain) loss on sale of business" within discontinued operations for the six months ended June 30, 2026.
During the third quarter of 2025, the company determined that the industrial specialties product line and CTO Refinery included within the Divestiture met the criteria to be classified as held for sale and that the sale represents a strategic shift that will have a major effect on Ingevity's operations and results. As such, the results of operations of the industrial specialties product line are presented as discontinued operations.
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

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

The results of our discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net sales	$—	$33.6	$—	$69.7
Cost of sales	—	23.5	—	58.1
Gross profit	—	10.1	—	11.6
Selling, general, and administrative expenses	—	0.6	—	1.8
Research and technical expenses	—	0.8	—	1.5
Restructuring and other (income) charges, net	4.8	14.7	12.6	25.1
(Gain) loss on sale of business (1)(2)(3)	1.4	—	(54.2)	—
Other (income) expense, net	—	0.1	—	0.1
Income (loss) from discontinued operations before income taxes	(6.2)	(6.1)	41.6	(16.9)
Provision (benefit) for income taxes on discontinued operations	(1.7)	(1.0)	9.7	(3.2)
Income (loss) from discontinued operations, net of income taxes	$(4.5)	$(5.1)	$31.9	$(13.7)
_______________
(1) During the three months ended June 30, 2026, we incurred $1.4 million of customary purchase price adjustments, including the final working capital adjustments, and the sale of our DeRidder, Louisiana facility, detailed below.
(2) During the six months ended June 30, 2026, the gain of $54.2 million is inclusive of $7.3 million of customary purchase price adjustments. These adjustments include a $4.7 million LIFO reserve adjustment, reflecting the impact of removing the divested industrial specialties product line inventory from the company's LIFO pool.
(3) In connection with the sale of our DeRidder, Louisiana facility during the three months ended June 30, 2026, we extinguished a $7.8 million asset retirement obligation and recognized an $8.2 million guarantee, through June 30, 2027, related to certain environmental obligations assumed by the purchaser. The guarantee is included within "Accrued expenses" on the Condensed Consolidated Balance Sheet as of June 30, 2026, and the resulting $0.4 million loss was recognized within "(Gain) loss on sale of business" within discontinued operations for the three and six months ended June 30, 2026.

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

The following table presents the major classes of assets and liabilities which represent those related to our industrial specialties product line, classified as held for sale and presented as discontinued operations:

In millions	June 30, 2026	December 31, 2025
Assets	(Unaudited)	(Unaudited)
Accounts receivable, net	$—	$6.5
Inventories, net (1)	—	9.4
Current assets of discontinued operations	—	15.9
Property, plant, and equipment, net	—	15.4
Operating lease assets, net	—	4.1
Noncurrent assets of discontinued operations	—	19.5
Total Assets of discontinued operations	$—	$35.4
Liabilities
Accrued payroll and employee benefits	$—	$0.6
Current operating lease liabilities	—	2.5
Current liabilities of discontinued operations	—	3.1
Noncurrent operating lease liabilities	—	0.7
Noncurrent liabilities of discontinued operations	—	0.7
Total Liabilities of discontinued operations	$—	$3.8
_______________
(1) Reported net of LIFO Reserve of zero and $8.2 million for the periods ending June 30, 2026 and December 31, 2025, respectively.
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents significant cash flow and non-cash information for the Discontinued Operations:

	Six Months Ended June 30,
In millions	2026	2025
Cash provided by (used in) operating activities:
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	$—	$0.8
Restructuring and other (income) charges, net	12.6	25.1
LIFO charge (liquidation)	—	(9.5)
(Gain) loss on sale of business	(54.2)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Restructuring and other cash outflow, net	(14.1)	(18.4)
CTO resales cash inflow (outflow), net	—	6.2
Cash provided by (used in) investing activities:
Capital expenditures	$—	$(0.1)

INGEVITY CORPORATION
Notes to the Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

Performance Chemicals' Road Markings Product Line Disposition
On April 15, 2026, we completed the sale of our former Performance Chemicals' road markings product line to PPG Industries Inc. (the "Disposition"). We received all-cash proceeds of $63.2 million, inclusive of preliminary traditional working capital adjustments, and recorded a gain of $8.6 million within "Other (income) expense, net" on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026.
The transaction did not represent a strategic shift in the company's future operations and financial results and therefore is not presented as a discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's discussion and analysis of Ingevity Corporation's ("Ingevity," "the company," "we," "us," or "our") financial condition and results of operations ("MD&A") is provided as a supplement to the Condensed Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion should be read in conjunction with Ingevity's consolidated financial statements as of and for the year ended December 31, 2025, filed on February 26, 2026, with the Securities and Exchange Commission ("SEC") as part of the company's Annual Report on Form 10-K ("2025 Annual Report") and the unaudited interim Condensed Consolidated Financial Statements and notes to the unaudited interim Condensed Consolidated Financial Statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Unless otherwise indicated, the information in MD&A refers only to our continuing operations. Refer to Notes 1 and 16 for more information.
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
•any transaction we enter into, including the sale of our road markings product line and our North Charleston crude tall oil ("CTO") refinery assets and the majority of our former Performance Chemicals industrial specialties product line, may not yield the expected results or benefits;
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
Overview
Ingevity Corporation provides products and technologies that purify, protect, and enhance the world around us. Through a diverse team of talented and experienced people, we develop, manufacture, and bring to market solutions that are largely renewably sourced and help customers solve complex problems while making the world more sustainable. Our products are used in a variety of demanding applications, including automotive gasoline vapor emissions control systems, food, water and chemical filtration, asphalt paving, agrochemical dispersants, bioplastics, coatings, and elastomers. We operate in three reportable segments: Performance Materials, Pavement Technologies and Advanced Polymer Technologies.
Recent Developments and Updates
Reportable Segment Renaming
During 2026, dispositions within our former Performance Chemicals reportable segment resulted in a change to the segment's name. Historically, our Performance Chemicals reportable segment consisted of the Pavement Technologies, industrial specialties, and road markings product lines. Following the sale of the industrial specialties product line on January 1, 2026, and the sale of the road markings product line on April 15, 2026, the Pavement Technologies product line became the sole remaining product line within the former Performance Chemicals segment; refer to Note 16 for additional information regarding these dispositions. Accordingly, during the second quarter of 2026, we renamed the Performance Chemicals reportable segment to Pavement Technologies to better reflect the segment's operations. The segment rename did not affect our reportable segment structure, and segment information has been updated to reflect the new segment name, where applicable.

Long-Lived Asset Impairment Charge - Advanced Polymer Technologies Asset Group
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
As the sale process for the Advanced Polymer Technologies segment progressed during the second quarter of 2026, information obtained from potential buyers indicated that its carrying amount may not be recoverable. Accordingly, we determined that a triggering event had occurred and performed a recoverability assessment of the asset group's long-lived assets. The assessment indicated that the carrying amount was not recoverable. Accordingly, we performed an impairment analysis to assess the fair value of the asset group.
Based on the results of the quantitative analysis, which was based on both quoted market prices in active markets and a discounted value of estimated future cash flows, we concluded that the carrying value of the Advanced Polymer Technologies asset group exceeded its fair value. As a result, we recorded a non-cash impairment charge of $32.1 million. The charge is included within "Long-lived asset impairment charge" on the consolidated statements of operations for the three and six months ended June 30, 2026, and was allocated between "Property, plant, and equipment, net" and "Other intangibles, net" on the condensed consolidated balance sheet as of June 30, 2026 in the amount of $13.2 million, and $18.9 million, respectively.
Legal Proceedings
On April 1, 2026, we paid $113.2 million to resolve matters related to the litigation with BASF Corporation, consisting of: (1) the judgment, plus post-judgment interest, in the amount of $97.0 million and (2) $16.2 million to resolve BASF's claim for attorneys' fees and costs. The litigation, including all appeals and counterclaims, is now complete. Refer to Note 13 to the condensed consolidated financial statements for additional information.
Road Markings Product Line Disposition
On April 15, 2026, we completed the sale of our former Performance Chemicals' road markings product line to PPG Industries Inc. (the "Disposition"). We received all-cash proceeds of $63.2 million, inclusive of preliminary traditional working capital adjustments, and recorded a gain of $8.6 million within "Other (income) expense, net" on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026.
The transaction did not represent a strategic shift in the company's future operations and financial results and therefore is not presented as a discontinued operation.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net sales	$314.1	$331.5	$572.1	$579.4
Cost of sales	175.1	203.7	316.7	339.7
Gross profit	139.0	127.8	255.4	239.7
Selling, general, and administrative expenses	39.0	43.6	79.7	85.5
Research and technical expenses	6.1	7.0	12.8	14.0
Restructuring and other (income) charges, net	1.7	7.2	2.2	9.1
Goodwill impairment charge (1)	—	183.8	—	183.8
Long-lived asset impairment charge (2)	32.1	—	32.1	—
Other (income) expense, net	(4.8)	4.2	17.6	8.3
Interest expense, net	14.2	18.6	30.1	38.0
Income (loss) from continuing operations before income taxes	50.7	(136.6)	80.9	(99.0)
Provision (benefit) for income taxes on continuing operations	10.9	4.8	17.7	13.3
Net income (loss) from continuing operations	39.8	(141.4)	63.2	(112.3)
Income (loss) from discontinued operations, net of income taxes	(4.5)	(5.1)	31.9	(13.7)
Net income (loss)	$35.3	$(146.5)	$95.1	$(126.0)
_______________
(1) Refer to Note 7 for more information.
(2) Refer to Note 6 and 7 for more information.

Q2 2026 Performance Summary
Net sales decreased five percent from the prior year driven by our former Performance Chemicals' road markings product line disposition on April 15, 2026, which more than offset increases within the Performance Materials and Advanced Polymer Technologies reportable segments.
Net sales
The table below shows the 2026 Net sales and variances from 2025:

		Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2026 vs. 2025	$331.5	(28.2)	10.0	0.8	$314.1
Six months ended June 30, 2026 vs. 2025	$579.4	(27.8)	16.5	4.0	$572.1
Three Months Ended June 30, 2026 vs 2025
The Net sales decrease of $17.4 million in 2026 was driven by a volume decrease of $28.2 million (nine percent), partially offset by favorable pricing and sales mix of $10.0 million (three percent) and favorable foreign currency exchange of $0.8 million (zero percent).

Six Months Ended June 30, 2026 vs. 2025
The Net sales decrease of $7.3 million in 2026 was driven by a volume decrease of $27.8 million (five percent), partially offset by favorable pricing and sales mix of $16.5 million (three percent) and favorable foreign currency exchange of $4.0 million (one percent).
Gross Profit
Three Months Ended June 30, 2026 vs 2025
Gross profit increase of $11.2 million in 2026 was driven by favorable pricing and sales mix of $10.0 million, and decreased manufacturing costs of $9.1 million. This increase was partially offset by unfavorable sales volume of $6.6 million, and unfavorable foreign currency exchange of $1.3 million.
Six Months Ended June 30, 2026 vs. 2025
Gross profit increase of $15.7 million in 2026 was driven by favorable pricing and sales mix of $16.5 million, and decreased manufacturing costs of $5.1 million. This increase was partially offset by unfavorable sales volume of $4.4 million, and unfavorable foreign currency exchange of $1.5 million.
Selling, general and administrative expenses
Three Months Ended June 30, 2026 vs 2025
SG&A was $39.0 million (12 percent of Net sales) and $43.6 million (13 percent of Net sales) for the three months ended June 30, 2026 and 2025, respectively. Overall, SG&A decreased by $4.6 million (11 percent), driven by decreased intangible amortization expense of $3.3 million, decreased spending on commercial activities of $1.2 million, and decreased variable incentive compensation of $0.1 million.
Six Months Ended June 30, 2026 vs. 2025
SG&A was $79.7 million (14 percent of Net sales) and $85.5 million (15 percent of Net sales) for the six months ended June 30, 2026 and 2025, respectively. Overall, SG&A decreased by $5.8 million (seven percent), driven by decreased intangible amortization expense of $5.6 million, and decreased spending on commercial activities of $1.6 million. The decrease was partially offset by increased variable incentive compensation of $1.4 million.
Research and technical expenses
Three Months Ended June 30, 2026 vs 2025
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, totaling 1.9 percent and 2.1 percent for the three months ended June 30, 2026 and 2025, respectively. Overall, Research and technical expenses decreased by $0.9 million, compared to the prior year, primarily driven by a decrease within our Performance Materials reportable segment.
Six Months Ended June 30, 2026 vs. 2025
Research and technical expenses as a percentage of Net sales remained relatively consistent period over period, totaling 2.2 percent and 2.4 percent for the six months ended June 30, 2026 and 2025, respectively. Overall, Research and technical expenses decreased by $1.2 million, compared to the prior year, primarily driven by a decrease within our Performance Materials reportable segment.

Restructuring and other (income) charges, net
Three and Six Months Ended June 30, 2026 vs. 2025

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Work force reductions and other	$1.3	$6.5	$1.0	$7.7
Performance Chemicals repositioning	0.4	0.7	1.2	1.4
Restructuring charges	$1.7	$7.2	$2.2	$9.1
Other (income) charges, net	—	—	—	—
Restructuring and other (income) charges, net (1)	$1.7	$7.2	$2.2	$9.1
_______________
(1) Refer to Note 11 for more information.
Other (income) expense, net
Three and Six Months Ended June 30, 2026 vs. 2025

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Foreign currency transaction (gain) loss	$0.4	$(0.1)	$0.4	$(1.5)
Litigation charge (1)	—	—	16.2	—
Impairment of license agreement (2)	—	—	2.8	—
(Gain) loss on sale of strategic investment (2)	—	2.5	—	2.5
Proxy contest charges (2)	—	0.3	—	8.2
Portfolio realignment costs (2)	2.9	—	6.1	—
Gain on sale of business (3)	(8.6)	—	(8.6)	—
Other (income) expense, net	0.5	1.5	0.7	(0.9)
Total Other (income) expense, net	$(4.8)	$4.2	$17.6	$8.3
_______________
(1) Refer to Note 13 for more information.
(2) Refer to Note 14 for more information.
(3) Refer to Note 16 for more information.

Interest expense, net
Three and Six Months Ended June 30, 2026 vs. 2025

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Accounts receivable securitization (1)	$0.6	$1.1	$1.1	$1.8
Finance lease obligations (1)	1.8	1.8	3.6	3.6
Interest rate swap (2)	0.1	(0.3)	0.2	(0.5)
Litigation related interest expense (3)	0.1	1.2	2.0	2.5
Revolving Credit Facility and other lines of credit (1)	7.2	10.3	14.4	21.7
Senior notes (1)	5.6	5.6	11.2	11.2
Other interest (income) expense, net	(1.2)	(1.1)	(2.4)	(2.3)
Total Interest expense, net	$14.2	$18.6	$30.1	$38.0
_______________
(1) Refer to Note 9 for more information.
(2) Refer to Note 8 for more information.
(3) Refer to Note 13 for more information.
Provision (benefit) for income taxes on continuing operations
Three and Six Months Ended June 30, 2026 vs. 2025
For the three months ended June 30, 2026 and 2025, our effective tax rate was 21.5% and (3.5)%, respectively. Excluding discrete items, the effective rate was 26.0% compared to 21.3% in the three months ended June 30, 2026 and 2025, respectively. Refer to Note 12 for more information.
For the six months ended June 30, 2026 and 2025, our effective tax rate was 21.9% and (13.4)%, respectively. Excluding discrete items, the effective rate was 26.0% compared to 21.6% in the six months ended June 30, 2026 and 2025, respectively. Refer to Note 12 for more information.
Income (loss) from discontinued operations, net of income taxes
Three and Six Months Ended June 30, 2026 vs. 2025
Income (loss) from discontinued operations, net of income taxes was $(4.5) million and $31.9 million for the three and six months ended June 30, 2026, respectively. Income (loss) from discontinued operations, net of income taxes was $(5.1) million and $(13.7) million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2026, the increase was driven by the gain on sale. Refer to Note 16 for more information.
Segment Operating Results
In addition to the information discussed above, the following sections discuss the results of operations for Ingevity's reportable segments. Our segments are (i) Performance Materials, (ii) Pavement Technologies and (iii) Advanced Polymer Technologies. Segment Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") is the primary measure used by the company's chief operating decision maker to evaluate the performance of and allocate resources among our reportable segments. Segment EBITDA is defined as segment net sales less segment operating expenses (segment operating expenses consist of costs of sales, selling, general and administrative expenses, research and technical expenses, other (income) expense, net, excluding depreciation and amortization). We have excluded the following items from segment EBITDA: interest expense associated with corporate debt facilities, interest income, income taxes, depreciation, amortization, restructuring and other income (charges), net, gain on sale of business, goodwill impairment charges, long-lived asset impairment charges, acquisition and other-related income (costs), gain (loss) on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, pension and postretirement settlement and curtailment income (charges), net, litigation charge, indirect costs allocated to Divestiture, and Corporate and other costs.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Annual Consolidated Financial Statements included in our 2025 Annual Report.
Performance Materials
Q2 2026 Performance Summary
Performance Materials Net sales increased four percent to $160.6 million driven by higher volumes and favorable mix driven by a continued shift in consumer preferences from battery electric vehicles to hybrids, further supported by annual pricing actions. Segment EBITDA was up six percent to $86.1 million driven by higher volumes, improved price and mix, and higher plant utilization, which more than offset higher SG&A and other expenses. Segment EBITDA margin improved 100 basis points to 53.6% compared to 52.6% in the prior year.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance Materials - Net sales	$160.6	$153.9	$316.0	$300.7
Segment EBITDA	$86.1	$81.0	$178.1	$164.5
Net Sales Comparison of Three and Six Months Ended June 30, 2026 and June 30, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2026 vs. 2025	$153.9	2.6	3.7	0.4	$160.6
Six months ended June 30, 2026 vs. 2025	$300.7	5.4	8.9	1.0	$316.0
Three Months Ended June 30, 2026 vs 2025
Segment net sales. The increase of $6.7 million in 2026 was driven by favorable pricing and sales mix of $3.7 million (two percent), volume growth of $2.6 million (two percent), and favorable foreign currency exchange of $0.4 million (zero percent).
Segment EBITDA. The increase of $5.1 million in 2026 was driven by favorable pricing and sales mix of $3.7 million, volume growth of $1.6 million, decreased manufacturing costs of $0.3 million, and favorable foreign currency exchange and other charges of $1.5 million. The increase was partially offset by increased SG&A and research and technical expenses of $2.0 million.
Six Months Ended June 30, 2026 vs. 2025
Segment net sales. The increase of $15.3 million in 2026 was driven by favorable pricing and sales mix of $8.9 million (three percent), volume growth of $5.4 million (two percent), and favorable foreign currency exchange of $1.0 million (zero percent).
Segment EBITDA. The increase of $13.6 million in 2026 was driven by favorable pricing and sales mix of $8.9 million, decreased manufacturing costs of $5.6 million, and volume growth of $4.5 million. The increase was partially offset by increased SG&A and research and technical expenses of $3.6 million, and unfavorable foreign currency exchange and other charges of $1.8 million.

Pavement Technologies
Q2 2026 Performance Summary
Pavement Technologies Net sales declined 22 percent to $104.2 million, primarily due to the April 15, 2026 divestiture of our former Performance Chemicals' road markings product line. Excluding the divestiture, sales increased three percent, driven by higher price and volumes with regional strength in North America partially offset by weakness in China and South America. Segment EBITDA of $25.4 million declined $3.4 million from the prior year, primarily reflecting the absence of $6.0 million of Road Markings EBITDA included in the prior-year period, partially offset by improved pricing and volumes in the remaining Pavement Technologies business. Segment EBITDA margin was 24.4% compared to 21.4% in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Pavement Technologies - Net sales	$104.2	$134.3	$162.5	$193.2
Segment EBITDA	$25.4	$28.8	$26.0	$34.6
Net Sales Comparison of Three and Six Months Ended June 30, 2026 and June 30, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2026 vs. 2025	$134.3	(31.8)	1.7	—	$104.2
Six months ended June 30, 2026 vs. 2025	$193.2	(34.7)	3.5	0.5	$162.5
Three Months Ended June 30, 2026 vs 2025
Segment net sales. The decrease of $30.1 million in 2026 was driven by a volume decline of $31.8 million (24 percent), as a result of a decrease in our divested road markings product line ($33.0 million), offset by an increase in Pavement Technologies ($1.2 million). The overall decrease was partially offset by favorable pricing and sales mix of $1.7 million (one percent) within pavement technologies.
Segment EBITDA. The decrease of $3.4 million in 2026 was driven by a volume decline of $8.5 million and unfavorable foreign currency exchange and other charges of $0.4 million. The decrease was partially offset by decreased manufacturing costs of $2.7 million, favorable pricing and sales mix of $1.7 million, and decreased SG&A expenses of $1.1 million.
Six Months Ended June 30, 2026 vs. 2025
Segment net sales. The decrease of $30.7 million in 2026 was driven by a volume decline of $34.7 million (18 percent), as a result of a decrease in our divested road markings product line ($33.9 million), and Pavement Technologies ($0.8 million). The decrease was partially offset by favorable pricing and sales mix of $3.5 million (two percent) within pavement technologies, and favorable foreign currency exchange of $0.5 million (zero percent).
Segment EBITDA. The decrease of $8.6 million in 2026 was driven by a volume decline of $9.4 million, increased manufacturing costs of $2.7 million, and unfavorable foreign currency exchange and other charges of $0.7 million. The decrease was partially offset by favorable pricing and sales mix of $3.5 million, and decreased SG&A expenses of $0.7 million.

Advanced Polymer Technologies
Q2 2026 Performance Summary
Advanced Polymer Technologies Net sales increased 14 percent to $49.3 million driven primarily by higher prices, including a price surcharge to offset increased raw material and energy cost, a favorable mix toward higher-value derivative products, and competitor supply disruptions. Segment EBITDA for the quarter was $11.2 million compared to $2.0 million in the prior year. The improvement was driven by improved product mix and higher plant utilization compared with the prior year period that included extended downtime associated with the installation of new boilers and further supported by competitor supply disruptions. Segment EBITDA margin was 22.7% compared to 4.6% in the prior year.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advanced Polymer Technologies - Net sales	$49.3	$43.3	$93.6	$85.5
Segment EBITDA	$11.2	$2.0	$18.8	$15.6
Net Sales Comparison of Three and Six Months Ended June 30, 2026 and June 30, 2025:

	Change vs. prior year
In millions	Prior year Net sales	Volume	Price/Mix	Currency effect	Current year Net sales
Three months ended June 30, 2026 vs. 2025	$43.3	1.0	4.6	0.4	$49.3
Six months ended June 30, 2026 vs. 2025	$85.5	1.5	4.1	2.5	$93.6
Three Months Ended June 30, 2026 vs 2025
Segment net sales. The increase of $6.0 million in 2026 was driven by favorable pricing and sales mix of $4.6 million (11 percent), volume growth of $1.0 million (two percent), and favorable foreign currency exchange of $0.4 million (one percent).
Segment EBITDA. The increase of $9.2 million in 2026 was driven by favorable pricing and sales mix of $4.6 million, decreased manufacturing costs of $4.1 million, lower SG&A of $0.3 million, and volume growth of $0.3 million. The increase was partially offset by unfavorable foreign currency exchange of $0.1 million.
Six Months Ended June 30, 2026 vs. 2025
Segment net sales. The increase of $8.1 million in 2026 was driven by favorable pricing and sales mix of $4.1 million (five percent), favorable foreign currency exchange of $2.5 million (three percent), and volume growth of $1.5 million (two percent).
Segment EBITDA. The increase of $3.2 million in 2026 was driven by favorable pricing and sales mix of $4.1 million, lower SG&A of $0.8 million, and volume growth of $0.5 million. The increase was partially offset by increased manufacturing costs of $1.9 million, and unfavorable foreign currency exchange and other charges of $0.3 million.

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
Adjusted EBITDA from continuing operations is defined as net income (loss) from continuing operations plus interest expense, net, provision (benefit) for income taxes, depreciation, amortization, restructuring and other (income) charges, net, goodwill impairment charges, long-lived asset impairment charges, gain on sale of business, acquisition and other-related (income) costs, litigation charge, (gain) loss on strategic investments, impairment of license agreement, proxy contest charges, portfolio realignment costs, and pension and postretirement settlement and curtailment (income) charges, net.
This non-GAAP measure is not intended to replace the presentation of financial results in accordance with GAAP and investors should consider the limitations associated with this non-GAAP measure, including the potential lack of comparability of this measure from one company to another. A reconciliation is set forth within this section.

Reconciliation of Net Income (Loss) from Continuing Operations (GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income (loss) from continuing operations (GAAP)	$39.8	$(141.4)	$63.2	$(112.3)
Interest expense, net	14.2	18.6	30.1	38.0
Provision (benefit) for income taxes on continuing operations	10.9	4.8	17.7	13.3
Depreciation and amortization (1)	22.0	25.2	44.7	49.7
Restructuring and other (income) charges, net (2)	1.7	7.2	2.2	9.1
Goodwill impairment charge (3)	—	183.8	—	183.8
Long-lived asset impairment charge (4)	32.1	—	32.1	—
Gain on sale of business (1)	(8.6)	—	(8.6)	—
Litigation charge (5)	—	—	16.2	—
Impairment of license agreement (1)	—	—	2.8	—
(Gain) loss on strategic investment (1)	—	2.5	—	2.5
Proxy contest charges (6)	—	0.3	—	8.2
Portfolio realignment costs (7)	2.9	—	6.1	—
Adjusted EBITDA from continuing operations (Non-GAAP)	$115.0	$101.0	$206.5	$192.3
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
(4) Refer to Note 6 and Note 7 for more information.
(5) Refer to Note 13 for more information.

(6) Charges represent legal and other professional service fees as well as incremental proxy solicitation costs related to a proxy contest.
(7) Charges represent professional service fees related to a review of the company's portfolio.
Adjusted EBITDA from continuing operations
Three and Six Months Ended June 30, 2026 vs. 2025
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
Current Full Year Company Outlook vs. Prior Year
We are raising our full-year adjusted EBITDA outlook reflecting the strong first-half execution and results across our portfolio. Our outlook includes a full year of operating results from the Advanced Polymer Technologies reportable segment and excludes contributions from the divested industrial specialties product line, effective January 1, 2026, and the road markings product line beginning April 15, 2026.
Net sales are expected to be between $1.05 billion and $1.15 billion for 2026. We expect Net sales in our Performance Materials reportable segment to grow low-single digits as increased pricing on select products partially offsets the forecasted decline in global automotive production for Internal Combustion Engine ("ICE") powertrains compared to the prior year. We expect Net sales in our Pavement Technologies reportable segment, excluding the divested road markings product line beginning April 15, 2026, to grow mid-single digits through continued adoption of our warm mix asphalt products. For our Advanced Polymer Technologies reportable segment, we expect Net sales to grow low-double digits with low-single digit volume growth, reflecting price surcharges implemented in the second quarter of 2026 to offset rising raw materials prices.
Adjusted EBITDA is expected to be between $380 million and $400 million for 2026. We expect our Performance Materials reportable segment to maintain segment EBITDA margins around mid-50 percent, as revenue growth is partially offset by investments in selective growth opportunities. In our Pavement Technologies reportable segment, we expect segment EBITDA margins in the high-teens. The segment is expected to benefit from revenue growth but will be burdened by indirect costs from the divested road markings product line. We anticipate that our Advanced Polymer Technologies reportable segment EBITDA will improve versus prior year driven by volume growth, while maintaining segment EBITDA margins of approximately 20 percent. Corporate and Other costs are expected to be consistent with 2025.
The divestitures of the industrial specialties and road markings product lines resulted in approximately $20 million of indirect costs caused by dis-synergies of scale. We expect to achieve run rate savings of approximately 75% of these costs by the end of 2026. Through the second quarter of 2026, we have eliminated approximately $10 million of these costs.
Our effective tax rate is expected to be between 22 to 24 percent. We expect to recognize approximately $90 million of depreciation and amortization, adjusted for the divested road markings product line, in 2026.
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

Liquidity and Capital Resources
The primary source of liquidity for our business is the cash flow provided by operating activities. We expect our cash flow provided by operations combined with cash on hand and available capacity under our revolving credit facility to be sufficient to fund our planned operations and meet our interest and other contractual obligations for at least the next twelve months. As of June 30, 2026, our undrawn capacity under our revolving credit facility was $246.9 million. Over the next twelve months, we expect to fund the following: debt principal repayments, interest payments, capital expenditures, income tax payments, purchases pursuant to our stock repurchase program (and related excise tax payments), and restructuring activities. In addition, we may also evaluate and consider strategic investments, joint ventures, or other transactions to create stockholder value and enhance financial performance. In connection with such transactions, or to fund other anticipated uses of cash, we may modify our existing revolving credit facility, redeem all or part of our outstanding senior notes, seek additional debt financing, issue equity securities, or some combination thereof.
Cash and cash equivalents totaled $97.4 million at June 30, 2026. We continuously monitor deposit concentrations and the credit quality of the financial institutions that hold our cash and cash equivalents, as well as the credit quality of our insurance providers, customers, and key suppliers.
Due to the global nature of our operations, a portion of our cash is held outside the U.S. The cash and cash equivalents balance at June 30, 2026 included $87.4 million held by our foreign subsidiaries. Cash and earnings of our foreign subsidiaries are generally used to finance our foreign operations and their capital expenditures. At December 31, 2025, we determined that the earnings of some of our subsidiaries are no longer permanently reinvested due to global volatility. We believe that our foreign holdings of cash will not have a material adverse impact on our U.S. liquidity. If these earnings were distributed, such amounts could be subject to U.S. federal income tax at the statutory rate less the available foreign tax credits, if any, and could potentially be subject to withholding taxes in the various jurisdictions. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S. Refer to Note 12 for more information.
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
During the three months ended June 30, 2026, we repurchased $35.1 million, inclusive of $0.2 million in excise tax, in common stock, representing 491,000 shares of our common stock at a weighted average cost per share of $70.94. During the six months ended June 30, 2026, we repurchased $87.4 million, inclusive of $0.6 million in excise tax, in common stock, representing 1,265,189 shares of our common stock at a weighted average cost per share of $68.59. At June 30, 2026, $210.7 million remained unused under the 2022 Authorization.
During the three and six months ended June 30, 2025, we repurchased no common stock.
Capital Expenditures
Projected 2026 capital expenditures are $40-60 million. We have no material commitments associated with these projected capital expenditures as of June 30, 2026.

Cash flow comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
In millions	2026	2025
Net cash provided by (used in) operating activities	$(15.8)	$104.4
Net cash provided by (used in) investing activities	$181.7	$(14.3)
Net cash provided by (used in) financing activities	$(99.4)	$(74.0)
Cash flows provided by (used in) operating activities
Cash used in operating activities, inclusive of continuing and discontinued operations, consists of net income (loss) adjusted for non-cash items including the cash impact from changes in operating assets and liabilities (i.e., working capital) totaled $15.8 million for the six months ended June 30, 2026, which was inclusive of a $113.2 million cash payment for a litigation settlement, and $62.8 million of gains related to divestitures, including a $54.2 million gain related to the sale of the industrial specialties product line.
Cash used in operating activities for the six months ended June 30, 2026 was driven by a $113.2 million cash payment for a litigation settlement, a net increase in trade working capital of $31.9 million (including accounts receivable, inventory, and accounts payable), increased employee compensation payments of $7.4 million, and a decrease in CTO resale cash inflows of $6.2 million. Partially offsetting these cash outflows was increased cash earnings of $13.8 million, lower cash interest paid of $8.7 million, lower cash taxes paid of $8.3 million, and decreased spending on restructuring initiatives of $7.7 million.
Cash flows provided by (used in) investing activities
Cash provided by investing activities, inclusive of continuing and discontinued operations, in the six months ended June 30, 2026 was $181.7 million and was primarily driven by cash proceeds of $156.3 million related to the sale of the industrial specialties product line and road markings product line, and cash proceeds from our restricted investment of $47.8 million, offset primarily by capital expenditures of $20.6 million. In the six months ended June 30, 2026 and 2025, capital spending included the base maintenance capital supporting ongoing operations, and growth and cost improvement spending.

Capital expenditure categories	Six Months Ended June 30,
In millions	2026	2025
Maintenance	$12.5	$14.3
Safety, health and environment	4.5	5.0
Growth and cost improvement	3.6	2.8
Total capital expenditures	$20.6	$22.1
Cash flows provided by (used in) financing activities
Cash used in financing activities, inclusive of continuing and discontinued operations, in the six months ended June 30, 2026, was $99.4 million and was primarily due to repurchases of common stock of $86.8 million, tax payments related to withholdings on vested equity awards of $5.7 million, and debt issuance costs of $4.0 million.
Cash used in financing activities in the six months ended June 30, 2025 was $74.0 million and was primarily due to payments on our revolving credit facility and other borrowings of $229.3 million, partially offset by proceeds from our revolving credit facility and other borrowings of $158.5 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign currency exchange rate risk
We have foreign-based operations, primarily in Europe, South America and Asia, which accounted for approximately 27 percent of our net sales in the first six months of 2026. We have designated the local currency as the functional currency of our significant operations outside of the U.S. The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the Japanese yen, the pound sterling, the Brazilian real, and the Chinese renminbi. In addition, certain of our domestic operations have sales to foreign customers. In the conduct of our foreign operations, we also make inter-company sales. All of this exposes us to the effect of changes in foreign currency exchange rates. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. In some cases, to minimize the effects of such fluctuations, we use foreign exchange forward contracts to hedge firm and highly anticipated foreign currency cash flows. Our largest exposures are to the Brazilian real, the Chinese renminbi and the euro. A hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2026, would have decreased our net sales and income from continuing operations before income taxes by approximately $7.2 million or one percent, and $2.2 million or three percent, respectively. Comparatively, a hypothetical 10 percent adverse change, excluding the impact of any hedging instruments, in the average Brazilian real, Chinese renminbi and euro to U.S. dollar exchange rates during the six months ended June 30, 2025, would have decreased our net sales and income from continuing operations before income taxes by approximately $7.0 million or one percent, and $2.4 million or two percent, respectively.
Interest rate risk
During the third quarter of 2024, we entered into a floating-to-fixed interest rate swap to convert a notional amount of $200.0 million of the variable, Secured Overnight Financing Rate ("SOFR") based interest component of our debt to a fixed rate. In accordance with the terms of this instrument, we receive floating rate interest payments based upon one-month U.S. dollar SOFR, which was 3.65 percent as of June 30, 2026, and in return are obligated to pay interest at a fixed rate of 3.84 percent until August 2026. The fair value of the interest rate swap was an asset (liability) of zero and $(0.4) million at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, approximately $354.7 million of our borrowings, adjusted for our $200.0 million floating-to-fixed interest rate swap, included a variable interest rate component. The weighted average interest rate associated with our variable interest rate borrowings was 4.87 percent for the period ended June 30, 2026. A hypothetical 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2026, would have increased our annual interest expense by approximately $3.5 million or six percent. Comparatively, a 100 basis point increase in the variable interest rate component of our borrowings for the six months ended June 30, 2025, would have increased our annual interest expense by approximately $4.8 million or seven percent.
Commodity price risk
A portion of our manufacturing costs includes purchased raw materials and energy costs, which are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in these commodity prices.

Natural gas, both direct and indirect, is our largest form of energy costs constituting approximately five percent of our cost of goods sold for the six months ended June 30, 2026. Increases in natural gas costs, unless passed on to our customers, would adversely affect our results of operations. If natural gas prices increase significantly, our business or results of operations may be adversely affected. We enter into certain derivative financial instruments to mitigate expected fluctuations in market prices and the volatility to earnings and cash flow resulting from changes to the pricing of natural gas purchases. Refer to Note 8 for more information on our natural gas price risk hedging program. For the three and six months ended June 30, 2026, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.6 million (37 basis points) and $1.6 million (51 basis points), respectively. Comparatively, for the three and six months ended June 30, 2025, a hypothetical, unhedged 10 percent increase in natural gas pricing would have resulted in an increase to cost of sales of approximately $0.6 million (31 basis points) and $1.6 million (46 basis points), respectively. As of June 30, 2026, we had 1.7 million mmBTUS (millions of British Thermal Units) in open natural gas derivative contracts, designated as cash flow hedges. As of June 30, 2026, open natural gas derivative contracts hedge a portion of forecasted transactions until November 2027. The fair value of the open natural gas derivative contracts was a net asset (liability) of $(0.4) million and $(0.5) million as of June 30, 2026 and December 31, 2025, respectively.
Other market risks
Information about our other remaining market risks for the period ended June 30, 2026, does not differ materially from that discussed under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2025 Annual Report.
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
As of June 30, 2026, Ingevity's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of Ingevity's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level.
b)    Changes in Internal Control over Financial Reporting
There have been no changes in Ingevity's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, Ingevity's internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information regarding certain of these matters is set forth below and in Note 13 – Commitments and Contingencies within the Condensed Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
Part I, Item 1A, Risk Factors of our 2025 Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect the company's business, financial condition and operating results. Except as set forth below, there have been no material changes in Ingevity's risk factors disclosed in Part I, Item 1A, Risk Factors of our 2025 Annual Report for the quarter ended June 30, 2026.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the purchase of our common stock during the three months ended June 30, 2026.

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1-30, 2026	162,000	$73.97	162,000	$233,569,867
May 1-31, 2026	196,000	$70.42	196,000	$219,767,422
June 1-30, 2026	133,000	$68.02	133,000	$210,721,277
Total	491,000		491,000
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 13, 2026, David H. Li, President and Chief Executive Officer of Ingevity Corporation, adopted a Rule 10b5-1 trading arrangement. The arrangement provides for the sale of up to 20,092 shares of Ingevity common stock and is scheduled to expire on May 13, 2027, subject to earlier termination in accordance with its terms. The trading arrangement is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).
On June 22, 2026, the company granted restricted stock units with respect to 2,063 shares of its Common Stock to Ryan Cotterman under the company’s 2025 Omnibus Incentive Plan, as amended (the “Plan” and such grant, the “RSU Grant”). It was recently determined that the RSU Grant may be void or voidable for purposes of Delaware law because the Talent & Compensation Committee of the company’s Board of Directors (the “Compensation Committee”) did not specifically authorize the RSU Grant as is required by the terms of the Plan for grants to any person who is subject to Section 16(b) of the Exchange Act (as is the case with Mr. Cotterman). On July 21, 2026, the Compensation Committee adopted resolutions approving the ratification of the RSU Grant pursuant to Section 204 of the Delaware General Corporation Law. Any claim that such ratification of the RSU Grant is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that such ratification not be effective or be effective only on certain conditions must be brought within 120 days from the later of (i) the validation effective time (which was July 21, 2026) or (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the SEC).

ITEM 6.    EXHIBITS

Exhibit No.	Description of Exhibit
10.1*+	Ingevity Corporation 2025 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the company’s Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on May 7, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.

32.1	Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101	Inline XBRL Instance Document and Related Items - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the company's Quarterly Report on Form 10-Q formatted in Inline XBRL (included in Exhibit 101).

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
Date: July 30, 2026